Form 10-Q
period 2021-09-30
ACCURAY INC
filed 2021-11-04
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 27, 2021, there were 90,918,976 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$104,679	$116,369
Restricted cash	553	560
Accounts receivable, net of allowance for doubtful accounts of $1,317 and $1,048 as of September 30, 2021 and June 30, 2021, respectively (a)	94,038	85,360
Inventories	126,493	125,929
Prepaid expenses and other current assets (b)	22,263	21,547
Deferred cost of revenue	2,492	3,008
Total current assets	350,518	352,773
Property and equipment, net	12,263	12,332
Investment in joint venture	14,742	15,935
Operating lease right-of-use assets, net	21,278	22,522
Goodwill	57,951	57,960
Intangible assets, net	378	435
Restricted cash	1,259	1,272
Other assets	17,387	16,869
Total assets	$475,776	$480,098
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,569	$19,467
Accrued compensation	20,848	26,865
Operating lease liabilities, current	8,263	8,169
Other accrued liabilities	31,255	27,471
Customer advances	22,828	24,937
Deferred revenue	78,890	81,660
Short-term debt	3,664	3,790
Total current liabilities	188,317	192,359
Long-term liabilities:
Operating lease liabilities, non-current	15,886	17,441
Long-term other liabilities	7,835	7,766
Deferred revenue	23,828	23,685
Long-term debt	194,145	170,007
Total liabilities	430,011	411,258
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of September 30, 2021 and June 30, 2021, respectively; issued and outstanding: 90,918,976 and 90,821,661 shares at September 30, 2021 and June 30, 2021, respectively	91	91
Additional paid-in-capital	531,553	554,680
Accumulated other comprehensive income	2,324	2,093
Accumulated deficit	(488,203)	(488,024)
Total stockholders' equity	45,765	68,840
Total liabilities and stockholders' equity	$475,776	$480,098

(a)	Includes trade receivable from the China joint venture, an equity method investment of $19,579 and $8,822 at September 30, 2021 and June 30, 2021, respectively. See Note 14.
(b)	Includes other receivable from the China joint venture, an equity method investment of $766 and $187 at September 30, 2021 and June 30, 2021, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2021	2020
Net revenue:
Products (a)	$52,759	$31,258
Services (b)	54,683	54,074
Total net revenue	107,442	85,332
Cost of revenue:
Cost of products	31,509	18,426
Cost of services	36,409	31,503
Total cost of revenue (c)	67,918	49,929
Gross profit	39,524	35,403
Operating expenses:
Research and development (d)	14,382	12,148
Selling and marketing	11,271	8,898
General and administrative	11,460	8,889
Total operating expenses	37,113	29,935
Income from operations	2,411	5,468
Loss on equity method investment, net	(340)	(28)
Other expense, net	(2,668)	(4,694)
Income (loss) before provision for income taxes	(597)	746
Provision for income taxes	431	344
Net income (loss)	$(1,028)	$402
Net income (loss) per share - basic	$(0.01)	$0.00
Net income (loss) per share - diluted	$(0.01)	$0.00
Weighted average common shares used in computing net income per share:
Basic	90,838	91,194
Diluted	90,838	91,681
Net income (loss)	$(1,028)	$402
Foreign currency translation adjustment	231	1,493
Comprehensive income (loss)	$(797)	$1,895

(a)	Includes sales to the China joint venture, an equity method investment of $5,920 and $2,874 for the three months ended September 30, 2021 and September 30, 2020, respectively. See Note 14.
(b)	Includes sales to the China joint venture, an equity method investment of $3,638 and $2,077 for the three months ended September 30, 2021 and September 30, 2020, respectively. See Note 14.
(c)	Includes cost of revenue from sales to the China joint venture, an equity method investment of $8,044 and $1,944 for the three months ended September 30, 2021 and September 30, 2020, respectively.
(d)

Includes chargeback to the China joint venture, an equity method investment related to research and development project of $579 and $0 for the three months ended September 30, 2021 and September 30, 2020, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2021	90,821,661	$91	$554,680	$2,093	$(488,024)	$68,840
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	(25,633)	—	849	(24,784)
Issuance of restricted stock	97,315	—	—	—	—	—
Share-based compensation	—	—	2,506	—	—	2,506
Net loss	—	—	—	—	(1,028)	(1,028)
Cumulative translation adjustment	—	—	—	231	—	231
Balance at September 30, 2021	90,918,976	$91	$531,553	$2,324	$(488,203)	$45,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2020	91,178,108	$91	$545,741	$(484)	$(481,713)	$63,635
Issuance of restricted stock	95,575	—	—	—	—	—
Share-based compensation	—	—	1,910	—	—	1,910
Net income	—	—	—	—	402	402
Cumulative translation adjustment	—	—	—	1,493	—	1,493
Balance at September 30, 2020	91,273,683	$91	$547,651	$1,009	$(481,311)	$67,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(1,028)	$402
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,419	1,660
Share-based compensation	2,516	2,244
Amortization of debt issuance costs	156	357
Accretion of interest on debt	—	1,241
Provision (reversal of provision) for credit losses	303	(660)
Non-cash revenue transactions related to joint venture contribution	—	(1,365)
Provision for write-down of inventories	1,007	1,520
Loss on disposal of property and equipment	22	2
Loss on equity method investment	340	28
Release (deferral) of equity method investment intra-entity profit on sales	1,738	(326)
Changes in assets and liabilities:
Accounts receivable	(9,178)	17,953
Inventories	(2,093)	(7,671)
Prepaid expenses and other assets	(1,487)	3,973
Deferred cost of revenue	516	(88)
Accounts payable	3,575	(5,202)
Operating lease liabilities, net	(217)	(157)
Accrued liabilities	(2,302)	(7,281)
Customer advances	(1,935)	(6,134)
Deferred revenues	(1,952)	(3,366)
Net cash used in operating activities	(8,600)	(2,870)
Cash flows from investing activities
Purchases of property and equipment	(1,456)	(569)
Net cash used in investing activities	(1,456)	(569)
Cash flows from financing activities
Paydown under Prior Term Loan and amendment cost, net	—	(10,500)
Paydown under New Term Loan	(1,000)	—
Borrowings (repayments) under Prior Revolving Credit Facility, net	—	(659)
Net cash used in financing activities	(1,000)	(11,159)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(654)	1,488
Net decrease in cash, cash equivalents and restricted cash	(11,710)	(13,110)
Cash, cash equivalents and restricted cash at beginning of period	118,201	109,911
Cash, cash equivalents and restricted cash at end of period	$106,491	$96,801
Supplemental disclosures of cash flow information:
Reclassification from Equity component of debt into debt issuance cost liability	$25,633	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 17, 2021.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”) and has resulted in a worldwide pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the effects of and response to the pandemic are rapidly evolving and new information is regularly coming to light. The Company's customers are diverting resources to treat COVID-19 patients and deferring non-urgent and elective procedures, both of which may impact our customers' ability to meet their other financial obligations, including to the Company. Some customers, which include hospitals, major academic medical centers, and other related entities, have incurred significant losses during the COVID-19 pandemic due to reduced patient volume. Furthermore, global economic uncertainty, including supply chain disruption and labor shortages, related to the COVID-19 pandemic may result in an incremental adverse impact on revenue, net income and cash flow and may require significant additional expenditures or cost-cutting to mitigate such impacts. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

The Company’s financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic is adversely impacting the pace at which the Company’s backlog converts to revenue. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 and 2021 caused by the COVID-19 pandemic. The Company expects that such delays in deliveries and installations may continue through the end of fiscal 2022, which could have a negative impact on revenue. The Company has experienced disruptions in its sales cycle as well as delays in customer payments and service agreements. The Company also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations. While the Company has only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same in the future. In addition, as the COVID-19 pandemic continues to impact the global supply chain, disruptions in parts of our supply chain have resulted in delays in the receipt of certain components for our products as well as increased pricing pressure for such parts. As a result, the Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition and results of operations. There remain uncertainties around the spread, severity and potential resurgence of COVID-19, the impact of new COVID-19 variants, vaccination deployment efforts, and how long the pandemic and associated health measures will last, the related financial impact cannot be reasonably estimated at this time, although the impacts are expected to continue and may significantly affect the Company’s business.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. However, the Company is unable to predict with certainty the impact of the COVID-19 pandemic on its ability to maintain compliance with the debt covenants contained in the credit agreement related to its New Credit Facility (as such terms are defined in Note 10 below), including financial covenants regarding the consolidated fixed charge coverage ratio and consolidated senior net leverage ratio. The Company was in compliance with such covenants at September 30, 2021. Failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or amendments to the credit agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic. Key estimates and assumptions made by the Company relate to revenue recognition and the assessment of stand-alone selling price (“SSP”), assessment of recoverability of goodwill and intangible assets, valuation of our equity method investment in the JV, valuation of inventories, share based compensation expense, annual performance related bonuses, valuation of the debt component of convertible  senior notes, income taxes, allowance for credit losses and loss contingencies. Actual results could differ materially from those estimates.

Significant Accounting Policies

Other than the policy adoption discussed below under Accounting Pronouncements Recently Adopted, there have been no changes in the Company’s significant accounting policies during the three months ended September 30, 2021 compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Note 2. Recent Accounting Pronouncements

Accounting Pronouncement Recently Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes and reduce the cost of accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  The Company adopted ASU 2019-12 on July 1, 2021.  The adoption of this standard did not have a material impact on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01 Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-01 on July 1, 2021. The adoption of this standard did not have a material impact on its consolidated financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). Under ASU No. 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. The Company adopted this standard effective July 1, 2021, using a modified retrospective method, under which financial results reported in prior periods were not adjusted. The Company applied the provisions of this guidance to our 3.75% convertible senior notes due June 2026 (“2026 Notes”). Upon adoption, the Company recorded an increase to Accumulated deficit of $0.8 million, a decrease to

Additional paid-in capital of $25.6 million and an increase to Debt of $24.8 million. There was no impact to diluted loss per share as the inclusion of potential shares of common stock related to the 2026 Notes would have been anti-dilutive. For further information, see Note 10, Debt.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements - Disclosures. This ASU improves consistency by amending the codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. This ASU is effective for fiscal years beginning after December 15, 2020. This ASU will not affect the Company's results of operations, cash flows or financial position. The adoption of ASU No. 2020-10 by the Company effective July 1, 2021 did not have a material impact on the Company’s financial statements or disclosures.

Accounting Pronouncements Not Yet Effective

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

Changes in the contract assets and contract liabilities are as follows:

	September 30, 2021	June 30, 2021
(Dollars in thousands)	Amount	Amount
Contract Assets:
Unbilled accounts receivable – current (1)	$11,255	$12,354
Interest receivable – current (2)	565	512
Long-term accounts receivable (3)	4,854	4,970
Interest receivable – non-current (3)	954	1,083
Contract Liabilities:
Customer advances	22,828	24,937
Deferred revenue – current	78,890	81,660
Deferred revenue – non-current	23,828	23,685

(1)	Included in accounts receivable on the Company’s consolidated balance sheet
(2)	Included in prepaid expenses and other current assets on the Company’s consolidated balance sheet
(3)	Included in other assets on the Company’s consolidated balance sheet

During the quarter ended September 30, 2021, contract assets changed primarily due changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. Contract liabilities changed due to changes in the timing of recognition of revenue for system sales for which the warranty has not yet started and was deferred and due to changes in transaction price.

During the three months ended September 30, 2021 and 2020, the Company recognized revenues of $33.5 million, and $8.8 million, respectively, which were included in the deferred revenues balances at June 30, 2021 and 2020, respectively.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed non-cancelable contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of September 30, 2021, total remaining performance obligations amounted to $1,091.0 million. Of this total amount, $73.7 million related to long-term warranty and service, such as non-cancellable post contract services and system warranty, which is expected to be recognized over the remaining service period and warranty period for systems that have been delivered, respectively.

The following table represents the Company's remaining performance obligations related to long-term warranty and non-cancellable post contract services as of September 30, 2021 and the estimated revenue expected to be recognized (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products).

	Fiscal years of revenue recognition
(Dollars in thousands)	2022	2023	2024	Thereafter
Long-term warranty and service	$25,128	$24,587	$12,635	$11,314

For the remaining $1,017.3 million of performance obligations, the Company estimates 20% to 28% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. Based on historical cancellations, approximately 26% of the Company’s $1,017.3 million open contracts may never result in revenue due to cancellation.

Capitalized Contract Costs

As of September 30, 2021 and June 30, 2021, the balance of capitalized costs to obtain a contract was $9.6 million and $8.9 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. During the three months period ended September 30, 2021 and 2020, the Company recognized $0.9 million and $0.7 million, respectively in expense related to the amortization of the capitalized contract costs. Included in the amortization expense, the Company booked $0.1 million in impairment loss for both of the three months periods ended September 30, 2021 and 2020, respectively.

Note 4. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $3.1 million and $3.4 million at September 30, 2021 and June 30, 2021, respectively, and are included in Other Assets in the unaudited condensed consolidated balance sheet. The Company evaluates the credit quality of a customer at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near‑term risk of non‑payment. The Company performed an assessment of the allowance for credit losses related to its financing receivables. Based upon such assessment, the allowance for credit losses related to such financing receivables was $0.9 million for both the three months ended September 30, 2021 and June 30, 2021, respectively.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	September 30, 2021	June 30, 2021
Financing receivable	$6,595	$7,102
Allowance for credit loss	(943)	(943)
Total, net	$5,652	$6,159
Reported as:
Current	$2,508	$2,772
Non-current	3,144	3,387
Total, net	$5,652	$6,159

The Company added and wrote off $0 million from the allowance for credit losses during the three months ended September 30, 2021. The Company added $0.2 million and wrote off $3.6 million from the allowance for credit losses in fiscal year 2021.

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2021	June 30, 2021
Raw materials	$48,996	$45,301
Work-in-process	20,430	22,014
Finished goods	57,067	58,614
Inventories	$126,493	$125,929

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	June 30, 2021
Furniture and fixtures	$1,635	$1,636
Computer and office equipment	9,046	8,972
Software	7,453	7,477
Leasehold improvements	26,098	26,102
Machinery and equipment	45,984	45,265
Construction in progress	1,295	1,055
	91,511	90,507
Less: Accumulated depreciation	(79,248)	(78,175)
Property and equipment, net	$12,263	$12,332

Depreciation expense related to property and equipment for the three months ended September 30, 2021 and 2020 was $1.4 million and $1.6 million, respectively.

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

The components of accumulated other comprehensive income in the equity section of the Company’s condensed consolidated balance sheet are as follows (in thousands):

	September 30, 2021	June 30, 2021
Cumulative foreign currency translation adjustment	$2,688	$2,457
Defined benefit pension obligation	(364)	(364)
Accumulated other comprehensive income	$2,324	$2,093

Note 5. Leases

The Company has operating leases for corporate offices and warehouse facilities worldwide. Additionally, the Company leases cars, copy machines and laptops that are considered operating leases. Some of the Company’s leases are non-cancelable operating lease agreements with various expiration dates through June 2026. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

Operating lease costs for the three months ended September 30, 2021 and 2020 were $2.3 million and $2.4 million, respectively, not including $0.1 million and $0.1 million, respectively of short-term operating lease costs.

For the three months ended September 30, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.5 million and $2.4 million, respectively. Operating lease liabilities arising from operating right-of-use assets, which totaled $0.9 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively.

Operating lease right-of-use assets and operating lease obligations are represented in the table below (in thousands):

	September 30, 2021	June 30, 2021
Beginning balance operating lease right-of-use asset	$22,522	$28,647
Lease asset added	876	1,069
Amortization for the year	(2,120)	(7,194)
Ending balance operating lease right-of-use asset	$21,278	$22,522

Beginning balance operating lease obligation	$25,610	$32,397
Lease liability added	876	1,069
Repayment and interest accretion	(2,337)	(7,856)
Ending balance operating lease obligation	$24,149	$25,610

Current portion of operating lease obligation	$8,263	$8,169
Noncurrent portion of operating lease obligation	$15,886	$17,441

Maturities of operating lease liabilities as of September 30, 2021 are presented in the table below (in thousands):

Year Ending June 30,	Amount
2022 (remaining 9 months)	$7,308
2023	9,187
2024	6,292
2025	3,278
2026	21
Thereafter	—
Total operating lease payments	26,086
Less: imputed interest	(1,937)
Present value of operating lease liabilities	$24,149
Weighted average remaining lease term (in years)	2.88
Weighted average discount rate	5.44%

Note 6. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	September 30, 2021	June 30, 2021
Balance at the beginning of the period	$57,960	$57,717
Currency translation	(9)	243
Balance at the end of the period	$57,951	$57,960

In the second quarter of fiscal 2021, the Company performed its annual goodwill impairment test and determined that there was no impairment to goodwill. The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of September 30, 2021.

Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, is as follows (in thousands):

		September 30, 2021			June 30, 2021
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	2 - 7	$1,170	$(792)	$378	$1,170	$(735)	$435

During fiscal 2017, the Company purchased a patent license with a useful life of seven years. During the quarter ending March 31, 2020, the Company purchased a patent license for $170 thousand with a useful life of two years. The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of September 30, 2021 and June 30, 2021.

Amortization expense related to intangible assets for the three months ended September 30, 2021 and 2020 were $0.06 million for both periods.

The estimated future amortization expense of acquired intangible assets as of September 30, 2021 is as follows (in thousands):

Year Ending June 30,	Amount
2022 (remaining 9 months)	$128
2023	143
2024	107
2025	—
$378

Note 7. Derivative Financial Instruments

The Company utilizes foreign currency forward contracts with reputable financial institutions to manage its exposure to fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated cash, customer receivables and liabilities. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. The periods of these forward contracts range up to approximately three months and the notional amounts are intended to be consistent with changes in the underlying exposures. The Company intends to exchange foreign currencies for U.S. Dollars at maturity.

As of September 30, 2021 and June 30, 2021, the Company had the following outstanding forward currency exchange contracts (in notional amount):

	September 30,	As of June 30,
(In thousands and U.S. dollars)	2021	2021
Canadian Dollar	$—	$527
Swiss Franc	34,810	8,891
Chinese Yuan	5,406	1,927
Euro	4,304	19,037
British Pound	1,835	3,191
Indian Rupee	4,705	7,825
Japanese Yen	7,216	12,803
	$58,276	$54,201

The Company entered into the foreign currency forward contracts on September 30, 2021 and June 30, 2021 and there was no impact on balance sheet.

The following table provides information about gain (loss) associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended September 30,
	2021	2020
Foreign currency exchange loss on forward contracts	$(400)	$(910)
Foreign currency transactions gain (loss)	(369)	404

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

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

As of September 30, 2021, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of approximately $58.3 million. The fair value of the underlying currency based upon the September 30, 2021 exchange rate was approximately $58.3 million, which it considers to be a Level 2 fair value measurement.

As of June 30, 2021, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of approximately $54.2 million. The fair value of the underlying currency based upon the June 30, 2021 exchange rate was approximately $54.2 million, which it considers to be a Level 2 fair value measurement.

The Company’s debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option since an observable quoted price of the 3.75% Convertible Notes (as defined below) is not readily available. The New Revolving Credit Facility (as defined below) and the New Term Loan (as defined below) are valued at market interest rates, which the Company considers to be a Level 2 fair value measurement. The Company believes that the carrying value of these financial instruments approximate its estimated fair value based on the effective interest rate compared to the current market rate available to the Company.

The following table summarizes the carrying value and estimated fair value of the New Term Loan, the New Revolving Credit Facility, the 3.75% Convertible Notes due 2022 and the 3.75% Convertible Notes due 2022 (in thousands):

	September 30, 2021		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes Due 2022	$2,844	$3,019	$2,712	$3,164
3.75% Convertible Notes Due 2026	97,209	101,356	72,388	108,163
New Term Loan Facility	77,756	77,756	78,697	78,697
New Revolving Credit Facility	20,000	20,000	20,000	20,000
Total	$197,809	$202,131	$173,797	$210,024

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2021.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2021.

Guarantees

As of September 30, 2021 and June 30, 2021, the Company had various bank guarantees totaling approximately $1.2 million for both dates, related to bidding processes with customers.

Royalty Agreement

The Company recorded royalty costs of $0.4 million for each of the three months ended September 30, 2021 and September 30, 2020, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had approximately $2.4 million and $2.3 million accrued liabilities at September 30, 2021 and June 30, 2021, respectively, related to royalty agreements.

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

In May 2021, the Company exchanged approximately $82.1 million aggregate principal amount of 3.75% Convertible Notes due 2022 for approximately $97.1 million aggregate principal amount of 3.75% Convertible Notes due 2026 (as defined below). As of June 30, 2021, $2.9 million aggregate principal amount of 3.75% Convertible Notes due 2022 was outstanding. The exchange was treated as extinguishment of debt. The Company recorded a loss on the extinguishment of debt of $4.3 million, primarily comprised of the write-off of deferred costs associated with the 3.75% Convertible Note due 2022 and the extinguishment of the equity component of $14.5 million recognized as reduction to additional paid in capital. The $14.5 million, which is the difference between the settlement consideration paid of $96.0 million and the fair value of the liability component of $81.5 million, represents the estimated fair value of the liability component based on the expected future cash flows associated with the aggregate principal amount of $82.1 million in 3.75% Convertible Notes due 2022.

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

The aggregate principal amount of $100.0 million, including $2.9 million which were issued to new qualified investors for cash in the 3.75% Convertible Notes due 2026, was allocated between liability component of $74.1 million and equity component of $25.9 million recognized as addition paid in capital, reduced by $0.7 million of 3.75% Convertible Notes due 2026 issuance cost allocated to additional paid in capital. Upon adoption of ASU No. 2020-06 on July 1, 2021, the Company recorded an increase to Accumulated deficit of $0.8 million, a decrease to Additional paid-in capital of $25.6 million, an increase to Debt, current of $24.8 million. There was no impact to diluted loss per share as the inclusion of potential shares of common stock related to the 3.75% Convertible Notes due 2026 would have been anti-dilutive. The Company reversed the separation of the debt and equity components and accounted for the 3.75% Convertible Notes due 2026 wholly as debt. The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date.

Debt issuance costs related to the 3.75% Convertible Notes due 2022 and the 3.75% Convertible Notes due 2026 were comprised of discounts, issuance costs and third party costs of $25.6 million. Prior to the adoption of ASU No. 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 3.75% Convertible Notes due 2022 and the 3.75% Convertible Notes due 2026 based on their relative values. Issuance costs attributable to the liability component were $0.8 million and were amortized to interest expense using the effective interest method. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Upon adoption of ASU No. 2020-06 on July 1, 2021, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense for each of the respective terms of the 3.75% Convertible Notes due 2022 and the 3.75% Convertible Notes due 2026, respectively, with a cumulative adjustment to retained earnings on the adoption date.

As of September 30, 2021, the if-converted value of the 3.75% Convertible Notes due 2022 and the 3.75% Convertible Notes due 2026 did not exceed the outstanding principal amount.

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

In July 2020, the Company further amended the Amended Prior Credit Agreement to which, among other things modified certain financial covenants related to the Fixed Charge Coverage Ratio, minimum consolidated Net Revenue and minimum consolidated cash balance. Other significant terms remain unchanged. The Company accounted for the amendment as a modification of existing debt and deferred an insignificant amount of offering costs on its consolidated balance sheet.

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

Prior Term Loan

In December 2017, the Company entered into a credit and security agreement with a lender (the “Prior Term Loan Agreement”). The Prior Term Loan Agreement provided for an initial term loan of $40.0 million with an additional tranche of $20.0 million undrawn and available through December 31, 2018, if specified conditions were met (the “Prior Term Loan”). In connection with the Prior Amendment, the Company used a portion of the net proceeds from the initial advance to repay a portion of the outstanding borrowings under the Prior Revolving Credit Facility. Interest on the Prior Term Loan was payable monthly in arrears at an annual interest rate of 6.75% plus 90-day LIBOR. The Prior Term Loan Agreement matures December 15, 2022 and, if prepaid, had fees equal to 3%, 2%, and 1% of the prepayment amount if such termination occurred within the first year, the second year, and the third year of funding, respectively. The term of the loan was 60 months with interest only for the first 24 months followed by straight-line amortization of principal for the remaining months. In addition, the Company paid an annual administrative fee of 0.25% and is a final payment of 4.0% of the Prior Term Loan amount.

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

In July 2020, the Company amended the Prior Term Loan Agreement which, among other things modified certain financial covenants related to the Fixed Charge Coverage Ratio, minimum consolidated Net Revenue and minimum consolidated cash balance. Other significant terms remained unchanged. In addition, the Company agreed to prepay $10.0 million in principal with respect to the Prior Term Loan. The Company accounted for the amendment as a modification of existing debt and, at the same time, the Company recorded approximately $0.5 million of debt amendment fee associated with the amendment.

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

As of September 30, 2021, $20.0 million of aggregate principal amount was outstanding under the New Revolving Credit Facility, $79.0 million aggregate principal amount was outstanding under the New Term Loan Facility and $1.2 million of associated unamortized debt costs.

The following table presents the carrying value of the Notes (as defined below), the New Revolving Credit Facility and the New Term Loan (in thousands):

As of September 30, 2021	Revolving Credit Facility	3.75% Convertible Notes Due 2022	3.75% Convertible Notes Due 2026	Term Loan Facility	Total
Principal amount of the Notes	$20,000	$2,865	$100,000	$79,000	$201,865
Unamortized debt costs	—	(21)	(2,791)	(1,244)	(4,056)
Net carrying amount	$20,000	$2,844	$97,209	$77,756	$197,809
Reported as:
Short-term debt					$3,664
Long-term debt					194,145
Total debt					$197,809

As of June 30, 2021	Revolving Credit Facility	3.75% Convertible Notes Due 2022	3.75% Convertible Notes Due 2026	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$134	$25,944	$—	$26,078
Principal amount of the Notes	$20,000	$2,865	$100,000	$80,000	$202,865
Unamortized debt costs	—	(34)	(2,175)	(1,303)	(3,512)
Unamortized debt discount	—	(119)	(25,437)	—	(25,556)
Net carrying amount	$20,000	$2,712	$72,388	$78,697	$173,797
Reported as:
Short-term debt					$3,790
Long-term debt					170,007
Total debt					$173,797

A summary of interest expense on the Notes and Credit Facilities is as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Interest expense related to contractual interest coupon	$1,877	$2,785
Interest expense related to amortization of debt discount	—	1,241
Interest expense related to amortization of debt issuance costs	156	357
	$2,033	$4,383

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended September 30,
	2021	2020
Cost of revenue	$372	$261
Research and development	339	407
Selling and marketing	443	339
General and administrative	1,362	1,237
	$2,516	$2,244

Note 12. Net Income (loss) Per Common Share

The Company reports both basic and diluted income (loss) per share, which is based on the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Numerator:
Net income (loss)	$(1,028)	$402
Denominator:
Weighted average shares outstanding - basic	90,838	91,194
Dilutive effect of potential common shares	—	487
Weighted average shares outstanding - diluted	90,838	91,681
Basic net income (loss) per share	$(0.01)	$0.00
Diluted net income (loss) per share	$(0.01)	$0.00

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

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2021	2020
Stock options	6,674	5,913
RSUs, PSUs and MSUs	3,957	3,092
	10,631	9,005

3.75% Convertible Notes—Diluted Share Impact

Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes due 2022 and 3.75% Convertible Notes due 2026 outstanding as of September 30, 2021, totaling approximately 0.5 million shares and 17.1 million shares of the Company’s common stock, respectively, as of September 30, 2021, the effect of adding the shares were antidilutive and were not included in the basic and diluted net loss per common share table above. The shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes due 2022 outstanding as of September 30, 2020 totaled approximately 14.9 million shares of the Company’s common stock and the effect of adding the shares were antidilutive and were not included in the basic and diluted net income (loss) per common share table above.

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

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2021	2020
Americas	$33,968	$29,388
Europe, Middle East, India and Africa	30,100	28,583
Asia Pacific, excluding Japan and China	3,920	9,624
Japan	10,398	12,153
China	29,056	5,584
Total	$107,442	$85,332

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived tangible assets is as follows (in thousands):

	September 30,	June 30,
	2021	2021
Americas	$10,270	$10,588
Europe, Middle East, India and Africa	231	265
Asia Pacific, excluding Japan and China	410	170
Japan	598	701
China	754	608
Total	$12,263	$12,332

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

In exchange for a 49% equity interest in the JV, the Company, through Accuray Asia, made in-kind capital contributions of two full radiation oncology systems in the quarter ended December 31, 2019 and one system upgrade in the quarter ended September 30, 2020, all of which was not to be sold and only be used for training purposes by the JV. The investments are reported as an Investment in joint venture on the Company’s consolidated balance sheets.

The Company applies the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of such reporting period. The Company deferred $3.9 million and $2.1 million of intra-entity profit margin as of September 30, 2021 and June 30, 2021, respectively. During the three months ended September 30, 2021, the Company recognized $0.2 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $1.9 million from sales executed during the period. During the three months ended September 30, 2020, the Company recognized $1.0 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $0.7 million from sales executed during the period. The Company’s consolidated accumulated deficit includes $0.4 million of accumulated losses related to the Company’s equity method investment.

As of September 30, 2021, the Company had carrying value of $14.7 million in the JV and owned a 49% interest in the entity. The Company’s proportional share of the underlying equity in net assets of the JV was approximately $13.9 million. Under the equity method of accounting, the carrying value of the investment is adjusted for the Company's proportional share of the investee's currency translation adjustment of $0.9 million. The difference between the carrying value of the equity investment and the Company’s proportional share of the underlying equity in net assets of the JV of $0.8 million increased by $3.9 million eliminated intra-entity profit constitutes equity method goodwill of $4.7 million at September 30, 2021 that is subject to impairment analysis. No impairment was identified as of September 30, 2021.

Summarized financial information of the JV is based one-quarter lag due to the timing of the availability of the JV’s financial records is as follows (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Statement of Operations Data:
Revenue	$7,669	$3,917
Gross Profit	2,340	1,184
Net loss	(693)	(58)
Net loss attributable to the Company	(340)	(28)

	As of June 30, 2021	As of June 30, 2020
Summarized Balance Sheet Data:
Assets
Current assets	$31,759	$23,314
Non current assets	22,763	17,287
	$54,522	$40,601
Liabilities and Stockholders' Equity
Current liabilities	$24,445	$15,934
Non current liabilities	1,300	1,397
Stockholder's equity	28,777	23,270
	$54,522	$40,601

Note 15. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income tax expense of $0.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, primarily related to foreign taxes.

Starting in fiscal year 2019, certain income earned by controlling foreign corporations (“CFCs”) must be included in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is defined under IRC Section 951A as the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount is expected to be fully absorbed by net operating losses carryforward and is not expected to cause the Company to be in a U.S. taxable income position for fiscal year 2022.

As of September 30, 2021, the Company’s gross unrecognized tax benefits was $18.8 million of which $18.6 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Interest and penalties accrued on unrecognized tax benefits is recorded as a component of income tax expense.

Note 16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to its disclosures in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2021 and results of operations for the three months ended September 30, 2021 and 2020 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our expectations regarding backlog and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; our expectations regarding the effectiveness of and improvements realized by the CyberKnife S7 System and other upgrades to the CyberKnife Systems, including the multi-leaf collimator, or InCise MLC, and the VOLO Optimizer software upgrade, and their impact on our business; our expectations regarding the effectiveness of and improvements realized by the Synchrony motion tracking and correction technology and the ClearRT helical kVCT imaging technology for the Radixact System and its impact on our business; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems, including the Radixact System; our belief that TomoTherapy and Radixact Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; expectations regarding the strategy, regulatory process, timing, income, and impact of our China joint venture on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the COVID-19 pandemic on our financials and business, the business of our customers and suppliers as well as the economy; expectations regarding the timing of deliveries and revenue conversion related to the Class A user license awards in China; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; the amount of unrecognized tax amounts; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

As of September 30, 2021, our systems were named in 100 out of 118 Class A user licenses awarded in the 13th five year plan by the China National Health Commission to purchase radiation therapy devices. The Chinese Ministry of Health requires a tender process following the license awards for all participating end user hospitals prior to being able to take receipt of a Class A device. This tender process defines the transactional terms and conditions related to each hospital’s equipment order and does not put us in a competitive bidding situation that would result in changes in the specific device for which the hospital has received the Class A user license. During the three months ended September 30, 2021, we delivered Class A devices to China and recognized system revenue related to such devices of approximately $25.5 million in the same period. We currently anticipate system revenue related to the remaining Class A user licenses awarded to date in the next 12 to 18 months. Despite the challenges and uncertainties in China and around the world, including those created by the COVID-19 pandemic, we continue to believe that China remains the world’s fastest growing market for radiation oncology systems and the pandemic does not affect the long-term demand for radiotherapy equipment in China.

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

In July 2019, the JV broke ground on its facility based in Tianjin, China, which is expected to serve as headquarters and home of its manufacturing, sales organization and service operations, and also received the Radiation Safety License from the China Ministry of Environmental Protection. This license, along with the license to do business in China and the Medical Device Operating Permit, which were both received in 2019, enables the JV to sell, install and provide further service to our radiation therapy devices in China. The JV manufacturing facility construction was completed in 2020, and Quality Management System certificated with ISO13485 standard. The China made medical device type testing is ongoing and NMPA submission expected to finish in the fourth calendar quarter of 2021.

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

We are applying the equity method of accounting to our ownership interest in the JV as we have the ability to exercise significant influence over the JV but lack controlling financial interest and are not the primary beneficiary. We recognize revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of each reporting period. We deferred $3.9 million and $2.1 million of intra-entity profit margin as of September 30, 2021 and June 30, 2021, respectively. During the three months ended September 30, 2021, we recognized $0.2 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $1.9 million from sales executed during the period. Our consolidated accumulated deficit includes $0.4 million of accumulated losses related to our equity method investment.

As of June 30, 2021, we had carrying value of $14.7 million in our interest in the JV and owned a 49% interest in the entity. Our proportional share of the underlying equity in net assets of the JV was approximately $13.9 million. Under the equity method of accounting, the carrying value of the investment is adjusted for our proportional share of the JV’s currency translation adjustment of $0.9 million. The difference between the carrying value of the equity investment and our proportional share of the underlying equity in net assets of the JV of $0.8 million increased by $3.9 million eliminated intra-entity profit constitutes equity method goodwill of $4.7 million at September 30, 2021 that is subject to impairment analysis. No impairment was identified as of September 30, 2021.

COVID-19 Pandemic

In fiscal year 2020, an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”) was identified in December 2019 in China and was subsequently recognized as a pandemic by the World Health Organization. The COVID-19 pandemic severely restricted the level of economic activity around the world and while conditions have improved, the pace and degree of recovery varies significantly. In response to this pandemic, governments and private industry have taken preventative or protective actions, such as imposing restrictions on travel and business operations, which has resulted in the temporary or permanent closure of certain businesses, as well as advising or requiring individuals to limit or forego their time outside of their homes, particularly in group settings. The COVID-19 pandemic has adversely impacted our business operations as well as those of our customers and partners. In addition, across the healthcare industry, resources are being prioritized for the treatment and management of the pandemic and away from non-urgent or elective procedures. Some of our customers, which include hospitals, major academic medical centers, and other related entities, have incurred losses during the COVID-19 pandemic due to significantly reduced patient volume. The public health actions being undertaken to reduce the spread of the virus have created and may continue to create significant disruptions with respect to demand for our products and services; the operating procedures and workflow of our customers, particularly hospitals; our ability to continue to manufacture our products; and the reliability of our supply chain.

Our financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic is adversely impacting the pace at which our backlog converts to revenue in the near-term. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2021 caused by the COVID-19 pandemic, which resulted in a decline in our revenue for the same period. We expect that such delays in deliveries and installations will continue through fiscal 2022, which could have a negative impact on our revenue. We have also experienced disruptions in our sales as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. We have also experienced delays in customer payments and delays in planned installations as a result of changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. We have also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same if the effects of the COVID-19 pandemic worsen or continue for an extended period. In addition, as the COVID-19 pandemic continues to impact the global supply chain, disruptions in parts of our supply chain have resulted in delays in the receipt of certain components for our products as well as increased pricing pressure for such parts. As a result, we are carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition and results of operations. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 pandemic. However, given the uncertainty regarding the spread, severity and potential resurgence of COVID-19, the impact of new COVID-19 variants, vaccination deployment efforts, how long the pandemic and associated health measures will last, and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q, the related financial impact cannot be reasonably estimated at this time, although the impacts are expected to continue and may significantly affect our business. We expect that the impacts on our customers’ business and our business will continue until the pandemic subsides and related public health measures are reduced or eliminated. Accordingly, management is carefully evaluating our liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to the pandemic continues to unfold.

Backlog

As of September 30, 2021, backlog totaled $602.9 million, of which $1.6 million represented upgrades sold through service contracts. As of June 30, 2021, backlog totaled $616.4 million.

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

Although our backlog includes only contractual agreements with our customers for the purchase our CyberKnife or TomoTherapy platforms, including the Radixact Systems and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due primarily to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out. Contracts may age-out for many reasons, including but not limited to, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact revenue. Generally, strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. The COVID-19 pandemic has adversely impacted the pace of new orders and the pace at which our backlog converts to revenue in the near-term and we expect this to continue. Although the extent to which the COVID-19 pandemic will impact individual markets could vary based on a number of factors, we have seen and expect to continue to see a higher than normal level of age-outs in the coming quarters as a result.

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Gross orders	$69,984	$50,528
Net age-outs	(25,827)	(25,368)
Cancellations	(3,180)	(2,405)
Currency impacts and other	(214)	799
Net orders	$40,763	$23,554
Order backlog at the end of the period	$602,905	$597,276

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders increased by $5.6 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, driven by increases in orders from the Americas and Asia Pacific regions. TomoTherapy System orders and upgrades order volume increased by $20.3 million and $2.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, respectively. For the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, CyberKnife System orders decreased by $3.3 million while upgrades increased by $0.5 million.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs, foreign exchange and other adjustments during the period.

Net orders increased by $17.2 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, resulting from an increase in gross orders of $19.5 million and an increase in age-ins of $8.2 million, which was partially offset by an increase in age-outs of $8.7 million, a $1.0 million unfavorable foreign currency exchange impact and an increase in cancellations of $0.8 million.

•

For the three months ended September 30, 2021 there were $37.0 million of age-outs and $11.2 million of age-ins. Age-ins represent orders that previously aged-out but have been recognized as revenue in the current period. For the same period last fiscal year, we had $28.3 million of age-outs and $3.0 million age-ins. Age-ins offset the gross amount of age-outs in a particular period.

•	There were $3.2 million cancellations in the three months ended September 30, 2021 compared to $2.4 million in cancellations in the three months ended September 30, 2020.

•

Foreign currency impacts and other adjustments decreased net orders by $0.2 million for the three months ended September 30, 2021 compared to an increase in net orders by $0.8 million for the three months ended September 30, 2020.

Results of Operations — Three months ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change
(Dollars in thousands)	Amount	Amount	$	%
Products (a)	$52,759	$31,258	21,501	69
Services (b)	54,683	54,074	609	1
Net revenue	107,442	85,332	22,110	26
Gross profit	39,524	35,403	4,121	12
Products gross profit	21,250	12,832	8,418	66
Services gross profit	18,274	22,571	(4,297)	(19)
Research and development expenses (c)	14,382	12,148	2,234	18
Selling and marketing expenses	11,271	8,898	2,373	27
General and administrative expenses	11,460	8,889	2,571	29
Loss on equity method investment, net	340	28	312	1,114
Other expense, net	2,668	4,694	(2,026)	(43)
Provision for income taxes	431	344	87	25
Net income (loss)	$(1,028)	$402	(1,430)	356

(a)	Includes sales to the China joint venture, an equity method investment of $5,920 and $2,874 for the three months ended September 30, 2021 and September 30, 2020, respectively.
(b)

Includes sales to the China joint venture, an equity method investment of $3,638 and $2,077 for the three months ended September 30, 2021 and September            30, 2020, respectively. See Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(c)

Includes chargeback to the China joint venture, an equity method investment related to a research and development project of $579 and $0 for the three months ended September 30, 2021 and September 30, 2020, respectively.

Net Revenue

Products Net Revenue

Products net revenue increased by $21.5 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, driven by increased CyberKnife System unit volume and average selling price revenue of $22.0 million and an increase in system upgrade revenue of $0.3 million, partially offset by a decrease in TomoTherapy System revenue of $0.8 million driven by lower unit sales.

Services Net Revenue

Services net revenue increased by $0.6 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to an increase in service contract revenue of $1.1 million driven by an increase in the base of installed systems in the current quarter as compared to same quarter last year, partially offset by a decrease in training revenue of $0.4 million and a decrease in installation revenue of $0.1 million.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2021	2020
Net revenue	$107,442	$85,332
Americas	31%	34%
Europe, Middle East, India and Africa	28%	33%
Asia Pacific, excluding Japan and China	4%	11%
Japan	10%	14%
China	27%	7%

Revenue derived from sales outside of the Americas region as a percentage of our total net revenue increased for the three months ended September 30, 2021 as compared to the same period in the last fiscal year, mainly driven by an increase in revenue from China, which was partially offset by the decrease in revenue from the Europe, Middle East, India and Africa region as well as the Asia Pacific region, excluding China.

Gross Profit

Overall gross profit for the three months ended September 30, 2021 increased by $4.1 million, or 12%, as compared to the three months ended September 30, 2020, due to an increase in product gross profit of $8.4 million, or 66%, driven by higher volume unit sales and higher average selling price partially offset by a decrease in service gross profit of $4.3 million, or 19%, driven by an increase in operating cost and parts consumption and lower return merchandise authorization credits due to supply chain logistical challenges.

Research and Development

Research and development expenses increased by $2.2 million, or 18%, for the three months ended September 30, 2021, as compared to the same period in the prior fiscal year. The increase was mainly driven by an increase of $1.3 million due to higher compensation and employee benefits as a result of increased headcount and an increase of $0.9 million in outside services.

Selling and Marketing

Selling and marketing expenses increased by $2.4 million, or 27%, for the three months ended September 30, 2021, as compared to the same period in the prior fiscal year. The increase was mainly driven by an increase of $1.9 million due to higher compensation, employee benefits and commission, an increase of $0.5 million related to trade show expenses, an increase of $0.2 million in travel expenses due to increased travel as a result of the ease on COVID-19 related travel restrictions, partially offset by a decrease of $0.3 million related to rebranding costs incurred in the three months ended September 30, 2020 that did not recur in the current period.

General and Administrative

General and administrative expenses increased by $2.6 million, or 29%, for the three months ended September 30, 2021, as compared to the same period in the prior fiscal year. The increase was primarily due to an increase in expense for allowance for credit losses of $1.0 million due to current quarter allowance for credit loss of $0.3 million as compared to same period last year of allowance for credit loss reversal of $0.7 million, an increase of $0.9 million due to higher compensation, employee benefits and bonus plus an increase in legal and outside services fees of $0.4 million, partially offset by a decrease of $0.1 million as a result of lower facilities spend.

Income on equity method investment, net

Income (loss) on equity method investment was a loss of $0.3 million, as compared to a loss on equity method investment of $28 thousand for the three months ended September 30, 2020.

Other Expense, net

Other expense, net decreased by $2.0 million for the three months ended September 30, 2021, as compared to the same period in the prior fiscal year. The decrease was due to lower interest expense incurred from the refinance of our debt and the adoption of ASU No. 2020-06 on July 1, 2021, which reversed the separation of the debt and equity components of our convertible notes and accounted for our convertible notes wholly as debt and resulted in no accretion of debt discount equity as compared to same period last fiscal year.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. We recognized income tax expense of $0.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. The increase in income tax expense in the current quarter was due to higher foreign earnings in the current quarter as compared to the same period in the prior fiscal year.

Liquidity and Capital Resources

At September 30, 2021, we had $104.7 million in cash and cash equivalents. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan, the Revolving Credit Facility and our Convertible Notes outstanding as of September 30, 2021. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

In May 2021, we issued $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. $97.1 million aggregate principal amount of the 3.75% Convertible Notes due 2026 were issued to certain holders of 3.75% Convertible Notes due 2022 in exchange for $82.1 million aggregate principal amount of 3.75% Convertible Notes due 2022 outstanding and $2.9 million aggregate principal amount were issued for cash. Concurrently, in May 2021, we entered into a senior secured credit agreement with Silicon Valley Bank, individually as a lender and agent, and the other lenders (the “New Credit Agreement”), which provides for a new five-year $80 million term loan facility and a $40 million revolving credit facility (the “New Revolving Credit Facility”). The initial borrowings under the New Credit Agreement, including $25 million under the New Revolving Credit Facility, were funded on May 14, 2021, and as of September 30, 2021 we had outstanding balance under the New Revolving Credit Facility of $20 million.

Our liquidity and cash flows has been and could continue to be materially impacted by the diversion of customer resources to the response to the COVID-19 pandemic as well as delays in payments from customers and could be further impacted by additional and prolonged delays in payments from customers, the potential of renewed "shelter in place" orders and expanded social distancing orders or advisories, facility closures, or other reasons related to the COVID-19 pandemic. As of September 30, 2021, there remain uncertainties as to how the COVID-19 pandemic is likely to materially impact our liquidity in the future.

In addition, we are unable to predict with certainty the impact of the COVID-19 pandemic on our ability to maintain compliance with the debt covenants contained in the credit and security agreements related to our New Credit Facilities, including financial covenants regarding the fixed charge coverage ratio, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. While we were in compliance with such covenants for the period ended September 30, 2021, failure to meet the covenant requirements in the future could cause us to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require us to obtain waivers or amendments to the credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Additionally, the undistributed earnings of our foreign subsidiaries at September 30, 2021 are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of the Company’s foreign earnings are subject to income taxes. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of September 30, 2021, we had approximately $63.6 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there could be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated. Our foreign earnings are deemed to be indefinitely invested outside the U.S.

Our cash flows for three months ended September 30, 2021 and 2020 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(8,600)	$(2,870)
Net cash used in investing activities	(1,456)	(569)
Net cash used in financing activities	(1,000)	(11,159)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(654)	1,488
Net decrease in cash, cash equivalents and restricted cash	$(11,710)	$(13,110)

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

Cash Flows from Operating Activities

Net cash used in operating activities was $8.6 million during the three months ended September 30, 2021. The net cash used in operating activities resulted primarily from, non-cash items of $7.5 million offset by net increase in operating assets and liabilities of $15.1 million and a net loss of $1.0 million.

•

Non-cash items primarily consisted of share-based compensation expense of $2.5 million, an intra-entity profit elimination from transactions with the JV of $1.7 million, depreciation and amortization expense of $1.4 million, inventories write-down of $1.0 million loss from equity method investment of $0.3 million, provision for credit losses of $0.3 million, and non-cash interest expense on debt of $0.2 million and;

•

The net change in working capital of $15.1 million was primarily due an increase in accounts receivable of $9.2 million, an increase in inventories of $2.1 million, a decrease in compensation related accrued liabilities of $2.3 million, an increase of $1.5 million in prepaid expense and other assets, a decrease of deferred cost of revenue of $0.5 million, a decrease in deferred revenue of $1.9 million, a decrease in customer advances of $2.0 million, and a decrease in operating lease liability, net of $0.2 million, offset by an increase in accounts payable of $3.6 million.

Cash Flows from Investing Activities

Net cash used by investing activities was $1.5 million for the three months ended September 30, 2021, which primarily related to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended September 30, 2021 was $1.0 million primarily due to the scheduled payment of $1.0 million of the principal amount outstanding on our New Term Loan.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended September 30, 2021 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

In the three months ended September 30, 2021, there have been no changes to the critical accounting policies and estimates, which we believe are those related to revenue recognition and the assessment of stand-alone selling price (“SSP”), assessment of recoverability of goodwill and intangible assets, valuation of our equity method investment in the JV, valuation of inventories, share based compensation expense, annual performance related bonuses, income taxes, allowance for doubtful accounts and loss contingencies. Actual results could differ materially from those estimates.

Concentration of Credit and Other Risks

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

For the three months ended September 30, 2021 and September 30, 2020, respectively, one customer and no customer represented 10% or more of total net revenue. As of September 30, 2021 and September 30, 2020, we had one customer that accounted for more than 10% of our total accounts receivable, net.

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

Revenue Recognition

Our revenue is primarily derived from sales of CyberKnife and TomoTherapy platforms and services, which include PCS contracts (warranty period services and post-warranty services), installation services, training and other professional services. We record our revenue net of any value added or sales tax. We recognize revenue for certain performance obligations at the point in time when control is transferred, such as delivery of products. We recognize revenue for certain other performance obligations over a period of time as control of the goods or services is transferred, such as PCS and construction contracts. Payments received in advance of system shipment are recorded as customer advances and are deferred until product shipment when they are recognized in revenue. We assess the probability of collection based on a number of factors, including past transaction history with the customer and creditworthiness of the customer. We generally do not request collateral from our customers.

We frequently enter into sales arrangements that contain multiple performance obligations. For sale arrangements that contain multiple performance obligations, we account for individual products and services separately if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The stand-alone selling price (“SSP”) is determined based on observable prices at which we separately sell the products and services. If a SSP is not directly observable, then we will estimate the SSP considering market conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available.

Product Revenue

The majority of product revenue is generated from sales of CyberKnife and TomoTherapy platforms, including Radixact Systems. Revenue is recognized once the performance obligations are satisfied by transferring control of the product to a customer, which is generally upon delivery.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of September 30, 2021, we had open currency forward contracts to purchase or sell foreign currencies with stated, or notional value of approximately $58.3 million.

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

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the New Credit Facilities and Notes. The interest rates on the Notes are fixed and the interest rate on the New Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of September 30, 2021, borrowings under the New Term Loan Facility totaled $77.8 million net of issuance cost with an annual interest rate of 3.0% plus 90-day LIBOR, and borrowings under the New Revolving Credit Facility totaled $20.0 million with an annual interest rate of 3.0% plus 90-day LIBOR. If the amount outstanding under the New Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.5 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligation.

Equity Price Risk

On August 7, 2017, we issued approximately $85.0 million aggregate principal amount of 3.75% Convertible Notes due 2022. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 174.8252 shares of common stock per $1,000 principal amount of the 3.75% Convertible Notes due 2022, which is equivalent to a conversion price of approximately $5.72 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.72 upon conversion of the 3.75% Convertible Notes due 2022. As of September 30, 2021 the remaining outstanding principal amount of 3.75% Convertible Notes due 2022 is $2.9 million. For every $1 that the share price of our common stock exceeds $5.72, we expect to issue an additional $0.5 million in cash or shares of our common stock, or a combination thereof, if all of the 3.75% Convertible Notes due 2022 are converted.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.RISK FACTORS

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

Governments, public institutions, and other organizations are taking certain preventative or protective measures to combat the spread of the pandemic. While we are unable to predict the full impact of the pandemic, we are closely monitoring the spread of COVID-19 and are continually assessing its potential effects on our business. As a result of timing delays caused by the COVID-19 pandemic, we have and are continuing to experience disruptions in our sales and revenue cycle as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. These timing delays have been a result of various factors driven by the COVID-19 pandemic, including disruptions in the operations of our customers that have redirected customer resources to the COVID-19 response and away from purchases of capital equipment such as our products, disruptions and restrictions on our ability to travel to customer sites, disruptions in our supply chain, and manufacturing interruptions. We have also experienced delays in payment and planned installations as a result of the changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. A few customers have also requested to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, as the pandemic and its effects continue, more customers may ask for the same, particularly, if the effects of the COVID-19 pandemic deepen or worsen. In addition, the COVID-19 pandemic continues to impact the global supply chain, causing disruptions to service providers, logistics and the flow and availability of supplies and products. In particular, we have experienced disruptions in parts of our supply chain have resulted in delays in the receipt of certain components for our products as well as increased pricing pressure for such parts. To protect the health and well-being of our employees, suppliers, and customers, we have also made substantial modifications to employee travel and limited non-essential work travel, implemented remote work arrangements as most employees are advised to work from home, and cancelled or shifted most of our conferences and other marketing events to virtual through fiscal year 2022. In addition, other impacts of the COVID-19 pandemic have included and could include significant and unpredictable reductions in the demand for our products, a deepening of the changes to the operations and workflows of our customers that could result in increased customer defaults or delays in payment; additional delays, cancellations and redirection of planned capital expenditures and installations of our system by our customers to focus resources on COVID-19; disruptions in our supply chain or a reduction or interruption in any of our manufacturing processes resulting in our inability to meet demand for our products; or closures of our key facilities or the facilities of our customers or suppliers. Further, a lack of coordinated response on or compliance with risk mitigation and vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business.

In addition, in 2020, there was a global economic slowdown as a result of the COVID-19 pandemic, which adversely impacted our revenue, net income (loss) and cash flow and resulted in additional expenditures required to mitigate such impacts. There has been ongoing disruption and uncertainty in the economy related to the pandemic, including supply chain disruption, labor shortages and uncertainty in the financial markets. These impacts could continue to affect our business as the COVID-19 pandemic progresses. The impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The extent to which our operations and financial condition are affected by the COVID-19 pandemic, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted at this time and are uncertain, including the spread, severity and potential resurgence of COVID-19, the impact of new COVID-19 variants, vaccination deployment efforts, and how long the pandemic and associated health measures will last, among others. The situation is developing rapidly and additional impacts may arise that we are not aware of currently, however, the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, the COVID-19 pandemic and the various responses to it, may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.

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

As of September 30, 2021, we had an accumulated deficit of $488.2 million. We may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

As of September 30, 2021, we had total consolidated liabilities of approximately $430.0 million; including long-term liability of the Notes of $100.1 million, the New Revolving Credit Facility of $20.0 million and the New Term Loan Facility of $77.8 million, of which $3.7 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of new product or product enhancement announcements by us and our competitors, the timing of regulatory approvals, changes in price by us and our competitors as well as changes or anticipated changes in third‑party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during a volatile economic environment where we have had customers delay or cancel orders. The timing of when orders are placed, when installation, delivery or shipping, as applicable, is accomplished and when revenue is recognized affect our quarterly results. Further, because of the high unit price of the CyberKnife and TomoTherapy platforms and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy platform can represent a significant percentage of our net orders, backlog or revenue for a particular quarter and shifts in sales or installation from one quarter to another may have significant effects. For example, multi-system sales or sales involving negotiations with integrated delivery networks involve additional complexities to the transaction and require a longer timeline to finalize the sale, which make it more difficult to predict the quarter in which the sale will occur. In addition, we have experienced and are continuing to experience delays in orders and installations due to the impact of the COVID-19 pandemic at our customer sites. To protect the health and well-being of our employees, suppliers, and customers, we have also made substantial modifications to employee travel and limited non-essential work travel. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time.

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

We report our orders and backlog on a quarterly and annual basis. Unlike revenues, orders and backlog are not defined by U.S. GAAP, and are not within the scope of the audit conducted by our independent registered public accounting firm. Also, for the reasons discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Order cancellation or significant delays in installation date will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenues. Based on historical experience, approximately 26% of our $1,017.3 million open contracts as of September 30, 2021 may never result in revenue due to cancellation. In addition, we may experience an increase in cancellations beyond historical levels due to the uncertainties surrounding the effects of the COVID-19 pandemic. Particularly high levels of cancellations or age‑outs in one or more periods may cause our revenue and gross margins to decline in current or future periods and will make it difficult to compare our operating results from quarter to quarter. We cannot assure you that our backlog will result in revenue on a timely basis or at all, or that any cancelled contracts will be replaced.

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

We consider the competition for the CyberKnife and TomoTherapy platforms to be existing radiation therapy systems, primarily using C‑arm linacs, which are sold by large, well‑capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies, including Varian Medical Systems, Inc. (“Varian”), which was recently acquired by Siemens Healthineers, Elekta AB (“Elekta”), ViewRay, Inc., RefleXion Medical and Zap Medical. Varian has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. For example, Varian announced in 2012 a line of C‑arm gantries, called the Edge systems, which Varian claims are specifically designed for radiosurgery to compete with our CyberKnife platform. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures. In May 2017, Varian launched a radiation therapy product called Halcyon, which they have positioned against our TomoTherapy platform. Additionally, in September 2019, Varian introduced a related device called Ethos, designed to allow on-couch adaptation and treatment monitoring.

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

Our international sales are a significant percentage of our total revenue. The percentage of our revenue derived from sales outside of the Americas region was 73% in fiscal 2021, 66% in fiscal 2020, and 68% in fiscal 2019. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

•	economic or political instability in the world or in particular regions or countries in which we do business, including the market volatility resulting from the COVID-19 pandemic;
•	import delays;
•	changes in foreign laws and regulations governing, among other matters, the clearance, approval and sales of medical devices;
•	the potential failure to comply with foreign regulatory requirements to sell and market our products;
•	longer payment cycles associated with many customers outside the United States;
•

inability of customers to obtain requisite government approvals, such as customers in China, including customers of the JV, obtaining one of the limited number of Class A or Class B user licenses available in order to purchase our products;

•	effective compliance with privacy, data protection and information security laws, such as the European Union General Data Protection Regulation (the “GDPR”) and new regulations in China;
•	adequate coverage and reimbursement for the CyberKnife and TomoTherapy platform treatment procedures outside the United States;
•	failure of local laws to provide the same degree of protection against infringement of our intellectual property;
•	protectionist laws and business practices that favor local competitors;
•	U.S. trade and economic sanctions policies that are in effect from time to time and the possibility that foreign countries may impose additional taxes, tariffs or other restrictions on foreign trade;
•	trade restrictions that are in effect from time to time, including U.S. prohibitions and restrictions on exports of certain products and technologies to certain nations and customers;
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

Since the beginning of 2018, there has been increasing public threats and, in some cases, legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife platforms, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from our suppliers. China has responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which include certain of our products. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by the U.S. and Chinese leaders. Although the U.S. and China signed an initial trade deal in January 2020 and China announced a one year tariff exemption for medical linear accelerators in September 2019 (which was further extended through November 14, 2021 and we have applied for a longer-term extension), there has been a change in the U.S. presidential administration and, for that, and other reasons, there is no assurance that the trade deal will be signed or that the exemption on medical linear accelerators will continue beyond the extended term or that we will continue to qualify for such exemption. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

Additionally, uncertain credit markets and concerns regarding the availability of credit, including concerns related to the COVID-19 pandemic, could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates or does not improve, our business could be negatively affected by factors such as reduced demand for our products resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers, and delays associated with the ongoing COVID-19 pandemic. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy platforms. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy platforms, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations. In addition, the ongoing global COVID-19 pandemic and other events that affect the global economy, has caused, and may continue to cause, uncertainty in the global markets. The risks related to the COVID-19 pandemic are discussed in more detail in our risk factor entitled “The effect of the COVID-19 pandemic, or the perception of its effects, on our operations and the operations of our customers and suppliers, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.”

The United Kingdom’s withdrawal from the European Union (“Brexit”) may have a negative effect on global economic conditions, financial markets and our operations.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past. In fiscal year 2021, we voluntarily initiated one recall related to the TomoTherapy platform and one recall on the CyberKnife platform both of which were reported to the FDA. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Our reliance on single‑source suppliers for critical components of the CyberKnife and TomoTherapy platforms could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy platforms, including, with respect to the CyberKnife platform, the robot, couch and magnetron and, with respect to the TomoTherapy platforms, the couch, solid state modulator and magnetron. In addition, as a result of the disruption that the COVID-19 pandemic has caused to the global supply chain, we have experienced and continue to experience disruptions in parts of our supply chain, which has caused delays in the receipt of certain component parts for our products and increased pricing pressure for such parts, including with respect to parts purchased from our single-source suppliers, and there is increased risk that these supply chain disruptions could materially affect our ability to meet customer demand. Furthermore, if these suppliers were to limit or reduce the sale of such components to us, or if these suppliers were to experience financial difficulties or other problems, including those relate to the effects of the COVID-19 pandemic, that prevented them from supplying us with the necessary components, these events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our results of operations. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

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

We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. Further, the continuing or recurring restrictions placed on recruiting, training and retention by the ongoing COVID-19 pandemic may further exacerbate these conditions and interfere with our ability to find and retain qualified personnel. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we face significant competition for key personnel and other employees, particularly in the San Francisco Bay Area where our headquarters is located, from other medical equipment and software manufacturers, technology companies, universities and research institutions. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. Moreover, we have in the past conducted reductions in force in order to optimize our organizational structure and reduce costs, and certain senior personnel have also departed for various reasons. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. Further, the COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain key personnel and other employees, we may be unable to continue to grow our business successfully.

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

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information and other personal, customer or other data, the scope of which is continually evolving and subject to differing interpretations. Our worldwide operations mean that we are subject to privacy, cyber security and data protection laws and regulations in many jurisdictions to varying degrees, and that some of the data we process, store and transmit may be transmitted across countries. For example, in the U.S., Health Insurance Portability and Accountability Act (“HIPAA”) privacy and security rules require us as a business associate, in certain instances, to protect the confidentiality of patient health information, and the Federal Trade Commission has consumer protection authority, including regarding privacy and cyber security. In Europe, the General Data Protection Regulation (“GDPR”), which went into effect in May 2018, imposes several stringent requirements for controllers and processors of personal data that will increase our obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, the Data Protection Act of 2018 and the UK GDPR, which collectively implement material provisions of the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues.

Data transfer and localization requirements related to personally identifiable information also appear to be increasing and becoming more complex. With regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable EU member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees and European customers and users, both the EU-U.S. Privacy Shield and EU Model Clauses have been subject to legal challenge. In July 2020, the Court of Justice of the European Union (“CJEU”) released a decision in the Schrems II case (Data Protection Commissioner v. Facebook Ireland, Schrems) (the “CJEU Decision”), declaring the EU-U.S. Privacy Shield invalid and imposing additional obligations in connection with the use of another mechanism for cross-border personal data transfers from the European Economic Area (“EEA”), standard contractual clauses issued by the European Commission (the “SCCs”). Although the SCCs remain a valid means to transfer personal data from the EEA, the CJEU imposed additional obligations in connection with the use of the SCCs and, on June 4, 2021, the European Commission issued revised SCCs that address certain concerns of the CJEU. The former SCCs could be used for new data transfers during a three-month transition that ended September 27, 2021. Existing data transfers relying on the old SCCs can continue to be in effect until December 27, 2022, after which the revised SCCs will be required for all data transfers. The CJEU Decision, the revised SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

Other jurisdictions have adopted laws and regulations addressing privacy, data protection, data security, or other aspects of data processing, such as data localization.  For example, the People’s Republic of China and Russia have passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data if certain data quantity thresholds are triggered. Additionally, the Personal Information Protection Law (“PIPL”) of the People’s Republic of China (“PRC”), was adopted on August 20, 2021, and will go into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renmibi or 5% of a covered company’s revenue in the prior year. We may be required to modify our policies, procedures, and data processing measures in order to address requirements under these or other privacy, data protection, or cyber security regimes, and may face claims, litigation, investigations, or other proceedings regarding them and may incur related liabilities, expenses, costs, and operational losses.

Further, the current U.S. administration is engaged in a comprehensive evaluation of national security concerns and other risks relating to the transfer of personally identifiable information from the United States to China, and on June 9, 2021, U.S. President Joseph Biden signed an executive order instituting a framework for determining national security risks of transactions that involve applications connected to governments or militaries of certain foreign adversaries or that collect sensitive personal data from U.S. consumers. In 2019, an executive order citing national security risks in the telecommunications sector served to block U.S. companies from buying Chinese-made Huawei and ZTE products. If our operations, including those involving the processing of U.S.-collected data such as medical imagery, through the JV in China, come to be perceived as a U.S. national security risk, those operations may become subject to executive orders, sanctions, or other measures. Any ban or other restriction on our transfer of data to the JV in China may increase costs as we seek operational and data processing alternatives.

New and proposed privacy, cybersecurity, and data protection laws are also providing new rights to individuals and increasing the penalties associated with non-compliance. For example, the California Consumer Privacy Act (the “CCPA”), which become effective on January 1, 2020, imposes stringent data privacy and data protection requirements regarding the personal information of California residents, and provides for penalties for noncompliance of up to $7,500 per violation, as well as a private right of action from individuals in relation to certain security breaches.

Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), approved by California voters in November 2020, will go into effect on January 1, 2023. The CPRA, which amends the CCPA, creates additional obligations relating to California consumers’ personal information beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA, which significantly modifies the CCPA, could potentially result in further uncertainty and require us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA, as modified by the

CPRA, is prompting a wave of similar legislative developments in other states in the U.S., which could potentially create a patchwork of overlapping but different state laws. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act that will go into effect on January 1, 2023, and in July 2021, Colorado enacted the Colorado Privacy Act that will take effect on July 1, 2023. These new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. We cannot fully predict the impact of the CCPA, CPRA, or other new or proposed legislation on our business or operations, but the restrictions imposed by these laws and regulations may require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect consumer privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

Privacy, cyber security and data protection legislation around the world is comprehensive and complex and there has been a recent trend towards more stringent enforcement of requirements regarding protection and confidentiality of personal data. The restrictions imposed by such laws and regulations may limit the use and adoption of our products and services, reduce overall demand for our products and services, require us to modify our data handling practices and impose additional costs and burdens. With increasing enforcement of privacy, cyber security and data protection laws and regulations, there is no guarantee that we will not be subject to investigations, enforcement actions or other proceedings by governmental bodies or that our costs relating to privacy, data protection or cyber security laws and regulations will not increase significantly. Enforcement actions, investigations and other proceedings can be costly, require significant time and attention of management and other personnel and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies. While we have not been named in any such suits, we may be in the future, including if we were to suffer a security breach or incident. Any inability to adequately address concerns relating to privacy, data protection or cyber security, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Our actual or alleged failure to comply with applicable laws and regulations could result in investigations, enforcement actions or other proceedings against us, including fines and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could harm our business, results of operations and financial condition.

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

Customer service is a critical element of our sales strategy. Third party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of COVID-19, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, we have experienced delays in shipment of parts to customers, which may intensify if the COVID-19 pandemic continues to disrupt the global supply chain. If this continues or any of the above occurs our customers may experience further delays or and higher costs and our reputation, business, financial condition and results of operations may be adversely affected.

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

We are and may become a party to legal proceedings, claims and other legal matters in the ordinary course of business or otherwise including intellectual property, product liability, employment, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. These legal proceedings, claims and other legal matters, regardless of merit, may be costly, time‑consuming and require the attention of key management and other personnel. The outcomes of such matters are uncertain and difficult to predict. If any such matters are adjudicated against us, in whole or in part, we may be subject to substantial monetary damages, disgorgement of profits and injunctions that prevent us from operating our business, any of which could materially and adversely affect our business and financial condition. We cannot guarantee that our insurance coverage will be sufficient to cover any damages awarded against us. Further, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business.

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

Under our revenue recognition policy, we recognize revenue attributable to a CyberKnife or TomoTherapy platform and related upgrades when control of a platform or upgrade is transferred, which generally happens when a system or upgrade is shipped, while an element of installation is deferred until performed. Events beyond our control may delay shipment or installation and the satisfaction of contingencies required to receive cash inflows and recognition of revenue associated with shipment or installation. Such events may include a delay in the construction at the customer site or customer delay in obtaining receipt of regulatory approvals such as certificates of need. In addition, as a result of the COVID-19 pandemic and the disruption to their operations, certain customers have experienced and may continue to experience delays in construction, shipment or installation and some have failed to timely pay their obligations when due. If the events which are beyond our control delay the customer from obtaining funding or financing of the entire transaction, we may not be able to recognize revenue for the sale of the entire system because the collectability of contract consideration is not reasonably assured.

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

We have strategic relationships with a number of key distributors for sales and service of our products in certain foreign countries, including the JV in China and other third-party distributors in other regions. We cannot control the efforts and resources our third party distributors will devote to marketing the CyberKnife or TomoTherapy platforms. Our distributors may not be able to successfully market and sell the CyberKnife or TomoTherapy platforms, including as a result of concerns regarding the COVID-19 pandemic, may not devote sufficient time and resources to support the marketing and selling efforts and may not market the CyberKnife or TomoTherapy platform at prices that will permit the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process and oversee their activities such that they are in compliance with all laws that govern their activities, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), and we are dependent on their ability to do so effectively. If a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to seek appropriate regulatory approvals and to train its personnel to market the CyberKnife or TomoTherapy platforms, and our ability to sell and service the CyberKnife or TomoTherapy platforms in the region formerly serviced by such terminated distributor could be materially and adversely affected. Any of our distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. If any of these distributor relationships end and are not replaced, our revenues from product sales or the ability to service our products in the territories serviced by these distributors could be adversely affected. Any of these factors could materially and adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation. If we are unable to attract additional international distributors, our international revenue may not grow. If our distributors experience difficulties, do not comply with regulatory or legal requirements that results in fines or penalties, do not actively market the CyberKnife or TomoTherapy platforms or do not otherwise perform under our distribution agreements, our potential for revenue from international markets may be dramatically reduced, and our business could be harmed.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of September 30, 2021, customer contracts with extended payment terms of more than one year amounted to approximately 3% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. In addition, as a result of the COVID-19 pandemic and the resulting disruption to the operations of our customers, we have experienced and may continue to experience increased requests by our customers for extended payment terms as well as temporary suspensions of service and the corresponding payment obligations. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

We have entered into certain relationships with collaborators, partnerships, strategic alliances, joint venture partners and other third parties, which are outside of our full control and may harm our existing business if we fail to realize the expected benefits of such relationships.

We are a part of certain collaborations, partnerships, strategic alliances, joint ventures and other third-party relationships and depend in part on them to grow our business and market share. Reliance on these third parties subjects us to a number of risks, including that:

•

we may be required to contribute significant amounts of capital or incur losses in the initial stages of a collaboration, partnership, alliance or joint venture, particularly as selling and marketing activities increase ahead of expected long-term revenue. For example, we completed our capital contributions to the JV in the second quarter of fiscal 2020 and one system upgrade in the quarter ended September 30, 2020. Further contributions may be necessary in the future as the JV expands its operations in China in order to achieve our long-term strategy in China;

•

the process for customers of the collaboration, partnership, alliance or joint venture to comply with local or foreign regulatory requirements that may be required to purchase our products may cause delays in the collaborator, partner, alliance partner or joint venture’s ability to conduct business. For example, any delays in customers in China to obtain Class A or Class B user licenses or in the subsequent tender process to complete the sale could affect the JV’s expected ability to initiate sales and recognize revenue in China;

•

we may not be in a position to exercise sole decision making authority regarding any collaboration, partnership, alliance or joint venture, which could result in impasses on decisions or decisions made by our partners, and our partners in such collaborations, partnerships, alliances or joint ventures may have economic or business interests that are, or may become, inconsistent with our interests;

•

collaborations, partnerships, alliances and joint ventures can be difficult to manage and may involve significant expense and divert the focus and attention of our management and other key personnel away from our existing businesses;

•	with respect to joint ventures, we may not be able to attract qualified employees, acquire customers or develop reliable supply, distribution or other partnerships;
•

we could face potential damage to existing customer relationships or lack of customer acceptance or inability to attract new customers as a result of certain collaborations, partnerships, alliances and joint ventures;

•

collaborators, partners, alliance partners and joint ventures may also operate in foreign jurisdictions with laws and regulations with which we have limited familiarity, which could adversely impact our ability to comply with such laws and regulations and may lead to increased litigation risk; and

•

foreign laws may offer us inadequate or less intellectual property protection relative to U.S. laws, which may impact our ability, as well as the ability of the collaborator, partner, alliance partner and joint venture, to safeguard our respective intellectual property from infringement and misappropriation.

As a result of these and other factors, we may not realize the expected benefits of any collaboration, partnership, strategic alliance or joint venture or such benefits may not be realized at expected levels or within the expected time period.

We may attempt to acquire new businesses, products or technologies, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefits or harm our existing business.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time consuming, and costly, and we may not be able to successfully complete identified acquisitions. Other companies may compete with us for these strategic opportunities. In addition, even if we successfully complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations or timely and effectively commence operations because the process of integration could be expensive, time consuming and may strain our resources. Furthermore, the products and technologies that we acquire may not be successful, or may require significantly greater resources and investments than we originally anticipated. Implementing or acquiring new lines of business or offering new products and services within existing lines of business can affect the sales and profitability of existing lines of business or products and services, including as a result of sales channel conflicts. With respect to any acquisition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors. Future acquisitions could also result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or expenses or other charges, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock. Further, acquisition targets may also operate in foreign jurisdictions with laws and regulations with which we have limited familiarity, which could adversely impact our ability to comply with such laws and regulations and may lead to increased litigation risk. Such laws may also offer us inadequate or less intellectual property protection relative to U.S. laws, which may impact our ability, as well as the ability of the acquisition target to safeguard our respective intellectual property from infringement and misappropriation. As a result of these and other factors, we may not realize the expected benefits of any acquisition or such benefits may not be realized at expected levels or within the expected time period. The failure to successfully consummate such strategic transactions and effectively integrate and execute following such consummation may have an adverse impact on our growth, profitability, financial position and results of operations.

We may not be able to fully utilize certain tax loss carryforwards.

As of June 30, 2021, we had approximately $321.3 million and $132.2 million in federal and state net operating loss carry forwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2022 for state purposes. In addition, as of June 30, 2021, we had federal and state research and development tax credit carryforwards of approximately $24.6 million and $21.0 million, respectively. Such research credits for federal tax purposes and in states other than California will begin to expire starting in 2023, while the California research credits have no expiration date. The Tax Act legislation, as modified by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), among other things, includes changes to the rules governing net operating losses. Net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account) when utilized in tax years beginning after December 31, 2020. It is uncertain if and to what extent various states will conform to the Tax Act or CARES Act. For state income tax purposes, there may be periods during which the use of net operating losses is suspended or otherwise limited, including the California franchise tax law change limiting the usability of California state net operating losses to offset California taxable income in taxable years beginning on or after January 1, 2020 and before January 1, 2023, which could accelerate or permanently increase state taxes owed.  In addition, utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code.

We are subject to the tax laws of various foreign jurisdictions, which are subject to unanticipated changes and interpretation and could harm our future results.

The application of tax laws of various foreign jurisdictions is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements including our transfer pricing or determine that the manner in which we operate our business does not achieve the intended tax consequences. The application of tax laws can also be subject to conflicting interpretations by tax authorities in the various jurisdictions we operate. It is not uncommon for taxing authorities in different countries to have conflicting views, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes. Further, tax laws are subject to change, which could adversely impact our tax rate.  For example, the current administration has proposed tax reform legislation to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations and impose a global minimum tax, which could result in increased marginal corporate tax rates. A number of countries, as well as organizations such as the Organization for Economic Cooperation and Development, support the global minimum tax initiative.  Such countries and organizations are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business, which could materially impact our results of operation.

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

At September 30, 2021, we had $104.7 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Conflict minerals.  The Dodd Frank Wall Street Reform and Consumer Protection Act and the rules promulgated by the SEC under such act require companies, including Accuray, to disclose the existence in their products of certain metals, known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries. These rules require investigative efforts, which has and will continue to cause us to incur associated costs, could adversely affect the sourcing, availability and pricing of minerals used in our products and may cause reputational harm if we determine that certain of our components contain such conflict minerals or if we are unable to alter our processes or sources of supply to avoid using such materials, all of which could adversely impact sales of our products and results of operations.

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

Since the enactment of the ACA, CMS continues its efforts to move away from fee for service payments for furnishing items and services in Medicare. On September 18, 2020 CMS released the Medicare Program; Specialty Care Models to Improve Quality of Care and Reduce Expenditures final rule. Within this rule, CMS implemented a Radiation Oncology Alternative Payment Model (RO-APM). On July 19, 2021 CMS released the Medicare Hospital Outpatient Prospective Payment System and Ambulatory Surgical Center Payment System Proposed Rule that proposed additional changes to the RO-APM. The RO-APM is a mandatory model that is intended to test whether changing the from a traditional volume-based fee-for-service payment model to a prospective, site neutral, modality agnostic, episode-based payment model will reduce Medicare expenditures while preserving or enhancing the quality of care. This model requires participation from 30% of all eligible Medicare fee-for-service radiation therapy episodes and, with a few minor exceptions, radiotherapy providers who are selected by CMS will be required to participate in this model. The RO-APM has a five-year model performance period that begins on January 1, 2022 and runs through December 31, 2026. It is unclear what impact, if any, the RO-APM and other government payer initiatives will have on our business and operating results, but uncertainties surrounding the new payment model or other initiatives could pause or otherwise delay the purchase of our products by our customers and any resulting decrease in reimbursement to our customers may result in reduced demand for our services.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1‡	Amended and Restated Executive Employment Agreement by and Between Registrant and Suzanne Winter, dated July 1, 2021.	10-K	001-33301	10.39	8/17/21
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

‡	Management contract or compensatory plan or arrangement.
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

ACCURAY INCORPORATED

Date: November 4, 2021
	By:	/s/ Joshua H. Levine
Joshua H. Levine
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandy Green
Brandy Green
Vice President & Interim Chief Financial Officer
(Principal Financial Officer)