Form 10-Q
period 2021-12-31
ACCURAY INC
filed 2022-01-28
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of January 20, 2022, there were 92,733,531 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$123,196	$116,369
Restricted cash	244	560
Accounts receivable, net of allowance for credit losses of $1,199 and $1,048 as of December 31, 2021 and June 30, 2021, respectively (a)	81,905	85,360
Inventories	123,680	125,929
Prepaid expenses and other current assets (b)	20,940	21,547
Deferred cost of revenue	1,355	3,008
Total current assets	351,320	352,773
Property and equipment, net	12,208	12,332
Investment in joint venture	14,678	15,935
Operating lease right-of-use assets, net	19,429	22,522
Goodwill	58,006	57,960
Intangible assets, net	322	435
Restricted cash	1,256	1,272
Other assets	18,282	16,869
Total assets	$475,501	$480,098
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,258	$19,467
Accrued compensation	24,184	26,865
Operating lease liabilities, current	8,327	8,169
Other accrued liabilities	33,883	27,471
Customer advances	24,610	24,937
Deferred revenue	76,585	81,660
Short-term debt	7,541	3,790
Total current liabilities	204,388	192,359
Long-term liabilities:
Operating lease liabilities, non-current	13,756	17,441
Long-term other liabilities	6,696	7,766
Deferred revenue	25,175	23,685
Long-term debt	174,492	170,007
Total liabilities	424,507	411,258
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of December 31, 2021 and June 30, 2021, respectively; issued and outstanding: 92,733,531 and 90,821,661 shares at December 31, 2021 and June 30, 2021, respectively	93	91
Additional paid-in-capital	536,709	554,680
Accumulated other comprehensive income	2,216	2,093
Accumulated deficit	(488,024)	(488,024)
Total stockholders' equity	50,994	68,840
Total liabilities and stockholders' equity	$475,501	$480,098

(a)
Includes trade receivable from the China joint venture, an equity method investment of $11,735 and $8,822 at December 31, 2021 and June 30, 2021, respectively. See Note 14.
(b)
Includes other receivable from the China joint venture, an equity method investment of $415 and $187 at December 31, 2021 and June 30, 2021, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net revenue:
Products (a)	$60,721	$41,805	$113,480	$73,063
Services (b)	55,554	55,654	110,237	109,728
Total net revenue	116,275	97,459	223,717	182,791
Cost of revenue:
Cost of products	35,520	23,102	67,029	41,528
Cost of services	38,128	33,526	74,537	65,029
Total cost of revenue (c)	73,648	56,628	141,566	106,557
Gross profit	42,627	40,831	82,151	76,234
Operating expenses:
Research and development (d)	14,697	11,956	29,079	24,104
Selling and marketing	13,233	10,348	24,504	19,246
General and administrative	10,716	10,328	22,176	19,217
Total operating expenses	38,646	32,632	75,759	62,567
Income from operations	3,981	8,199	6,392	13,667
Income (loss) on equity method investment, net	(832)	1,117	(1,172)	1,089
Other expense, net	(2,490)	(4,260)	(5,158)	(8,954)
Income before provision for income taxes	659	5,056	62	5,802
Provision for income taxes	480	287	911	631
Net income (loss)	$179	$4,769	$(849)	$5,171
Net income (loss) per share - basic	$0.00	$0.05	$(0.01)	$0.06
Net income (loss) per share - diluted	$0.00	$0.05	$(0.01)	$0.06
Weighted average common shares used in computing net income per share:
Basic	91,761	92,025	91,299	91,609
Diluted	93,932	93,353	91,299	92,607
Net income (loss)	$179	$4,769	$(849)	$5,171
Foreign currency translation adjustment	(108)	1,809	123	3,302
Comprehensive income (loss)	$71	$6,578	$(726)	$8,473

(a)
Includes sales to the China joint venture, an equity method investment of $8,816 and $14,735 for the three and six months ended December 31, 2021 and $1,446 and $4,320 for the three and six months ended December 31, 2020, respectively. See Note 14.
(b)
Includes sales to the China joint venture, an equity method investment of $2,679 and $5,494 for the three and six months ended December 31, 2021 and $3,186 and $5,262 for the three and six months ended December 31, 2020, respectively. See Note 14.

(c)
Includes cost of revenue from sales to the China joint venture, an equity method investment of $6,203 and $14,248 for the three and six months ended December 31, 2021 and $2,757 and $4,701 for the three and six months ended December 31, 2020, respectively.
(d)
Includes chargeback to the China joint venture, an equity method investment related to research and development project of $415 and $994 for the three and six months ended December 31, 2021 and $430 for the three and six months ended December 31, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2021	90,821,661	$91	$554,680	$2,093	$(488,024)	$68,840
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	(25,633)	—	849	(24,784)
Issuance of restricted stock	97,315	—	—	—	—	—
Share-based compensation	—	—	2,506	—	—	2,506
Net loss	—	—	—	—	(1,028)	(1,028)
Cumulative translation adjustment	—	—	—	231	—	231
Balance at September 30, 2021	90,918,976	$91	$531,553	$2,324	$(488,203)	$45,765
Exercise of stock options, net	331,401	1	1,223			$1,224
Issuance of restricted stock	1,061,356	—	(258)	—	—	(258)
Issuance of common stock under employee stock purchase plan	421,798	1	1,523	—	—	1,524
Share-based compensation	—	—	2,668	—	—	2,668
Net income	—	—	—	—	179	179
Cumulative translation adjustment	—	—	—	(108)	—	(108)
Balance at December 31, 2021	92,733,531	$93	$536,709	$2,216	$(488,024)	$50,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2020	91,178,108	$91	$545,741	$(484)	$(481,713)	$63,635
Issuance of restricted stock	95,575	—	—	—	—	—
Share-based compensation	—	—	1,910	—	—	1,910
Net income	—	—	—	—	402	402
Cumulative translation adjustment	—	—	—	1,493	—	1,493
Balance at September 30, 2020	91,273,683	$91	$547,651	$1,009	$(481,311)	$67,440
Exercise of stock options, net	17,175	—	66	—	—	66
Issuance of restricted stock	1,117,816	—	(343)	—	—	(343)
Issuance of common stock under employee stock purchase plan	580,663	1	1,041	—	—	1,042
Share-based compensation	—	—	2,995	—	—	2,995
Net income	—	—	—	—	4,769	4,769
Cumulative translation adjustment	—	—	—	1,809	—	1,809
Balance at December 31, 2020	92,989,337	$92	$551,410	$2,818	$(476,542)	$77,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(849)	$5,171
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,841	3,317
Share-based compensation	5,211	4,608
Amortization of debt issuance costs	379	717
Accretion of interest on debt	—	2,491
Provision (reversal of provision) for credit losses	366	(512)
Non-cash revenue transactions related to joint venture contribution	—	(1,365)
Provision for write-down of inventories	1,875	3,504
Loss on disposal of property and equipment	28	2
(Income) loss on equity method investment	1,172	(1,089)
Release (deferral) of equity method investment intra-entity profit on sales	955	(557)
Changes in assets and liabilities:
Accounts receivable	2,954	26,683
Inventories	(550)	(6,809)
Prepaid expenses and other assets	(872)	684
Deferred cost of revenue	1,653	137
Accounts payable	10,182	(12,076)
Operating lease liabilities, net	(435)	(306)
Accrued liabilities	2,486	2,102
Customer advances	(314)	(3,637)
Deferred revenues	(3,071)	(6,651)
Net cash provided by operating activities	24,011	16,414
Cash flows from investing activities
Purchases of property and equipment	(2,259)	(1,167)
Additional investments in joint venture	—	(79)
Net cash used in investing activities	(2,259)	(1,246)
Cash flows from financing activities
Proceeds from employee stock plans	1,224	1,042
Proceeds from exercise of options	1,524	66
Taxes paid related to net share settlement of equity awards	(258)	(343)
Paydown under the Company's prior term loan and amendment cost, net	—	(10,500)
Paydown under Term Loan	(2,000)	—
Repayments under the Company's prior revolving credit facility, net	—	(1,288)
Repayments under Revolving Credit Facility, net	(15,000)	—
Net cash used in financing activities	(14,510)	(11,023)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(747)	3,298
Net increase in cash, cash equivalents and restricted cash	6,495	7,443
Cash, cash equivalents and restricted cash at beginning of period	118,201	109,911
Cash, cash equivalents and restricted cash at end of period	$124,696	$117,354
Supplemental disclosures of cash flow information:
Write-off of previously reserved accounts receivable	$—	$3,582
Reclassification of equity component of convertible notes into liabilities upon adoption of ASU 2020-06	25,633	—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 17, 2021.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”) and has resulted in a worldwide pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the effects of and response to the pandemic are rapidly evolving and new information is regularly coming to light, particularly as new COVID-19 variants emerge. The Company's customers are diverting resources to treat COVID-19 patients and deferring non-urgent and elective procedures. Some customers, which include hospitals, major academic medical centers, and other related entities, have incurred significant losses during the COVID-19 pandemic due to reduced patient volume. These impacts on our customers may adversely affect their ability to meet their financial and other contractual obligations, including to the Company. Furthermore, global economic uncertainty, including labor shortages, related to the COVID-19 pandemic may result in an incremental adverse impact on revenue, net income (loss) and cash flow and may require significant additional expenditures or cost-cutting to mitigate such impacts. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

The Company’s financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic is adversely impacting the pace at which the Company’s backlog converts to revenue. This is primarily the result of pandemic-related delays in the timing of deliveries and installations, which has adversely affected our revenue. The Company has experienced such delays in deliveries and installations since the third quarter of fiscal year 2020 and expects that such delays in will continue at least through the end of fiscal 2022 if not longer, which could have a negative impact on revenue. The Company has experienced disruptions in its sales cycle as well as delays in customer payments and service agreements. The Company also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations. While the Company has only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same in the future.

In addition, as the COVID-19 pandemic continues to impact the global supply chain, disruptions in parts of our supply chain have resulted in delays in the receipt of certain components for our products as well as increased pricing pressure for such parts. These ongoing supply chain challenges and heightened logistics costs have adversely affected our gross margins and net income (loss), and the Company’s current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of the fiscal year 2022, if not longer. Furthermore, certain parts required for the manufacture and servicing of our products, such as electronic components, are scarce and becoming increasingly difficult to source even at increased prices. If such parts become unavailable to us, we would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss). As a result, the Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition and results of operations. There remain uncertainties around the spread, severity and potential resurgence of COVID-19, the impact of new COVID-19 variants, vaccination deployment efforts, and how long the pandemic and associated health measures will last, the related financial impact cannot be reasonably estimated at this time, although the impacts are expected to continue and may significantly affect the Company’s business.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. However, the Company is unable to predict with certainty the impact of the COVID-19 pandemic, including its effect on global supply chain and logistics, will have on its ability to maintain compliance with the debt covenants contained in the credit agreement related to its Credit Facilities (as such terms are defined in Note 10 below), including financial covenants regarding the consolidated fixed charge coverage ratio and consolidated senior net leverage ratio. The Company was in compliance with such covenants at December 31, 2021. Failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or amendments to the credit agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic. Key estimates and assumptions made by the Company relate to revenue recognition and the assessment of stand-alone selling price (“SSP”), assessment of recoverability of goodwill and intangible assets, valuation of our equity method investment in the JV, valuation of inventories, annual performance related bonuses, allowance for credit losses and loss contingencies. Actual results could differ materially from those estimates.

Significant Accounting Policies

Other than the policy adoption discussed below under Accounting Pronouncements Recently Adopted, there have been no changes in the Company’s significant accounting policies during the six months ended December 31, 2021 compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Accounting Pronouncements Not Yet Effective

In March 2020, the FASB issued an update (“ASU 2020-04”) establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company’s Term Loan Facility and Revolving Credit Facility applies Eurodollar rate LIBOR to the variable component of the interest rate, if a Benchmark transition event, or an early opt-in election, as applicable occurred a transition to the use of the Secured Overnight Financing Rate ("SOFR") to replace such rate. The Company is currently evaluating the impact of the guidance and our options related to the practical expedients.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendment addresses how to account for contract assets recognized under Topic 606 in a business combination. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact ASU 2021-08 will have on its financial statements.

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

Changes in the contract assets and contract liabilities are as follows:

	December 31, 2021	June 30, 2021
(Dollars in thousands)	Amount	Amount
Contract Assets:
Unbilled accounts receivable – current (1)	$11,447	$12,354
Interest receivable – current (2)	534	512
Long-term accounts receivable (3)	5,118	4,970
Interest receivable – non-current (3)	844	1,083
Contract Liabilities:
Customer advances	24,610	24,937
Deferred revenue – current	76,585	81,660
Deferred revenue – non-current	25,175	23,685

(1)
Included in accounts receivable on the Company’s consolidated balance sheet

(2)
Included in prepaid expenses and other current assets on the Company’s consolidated balance sheet
(3)
Included in other assets on the Company’s consolidated balance sheet

During the quarter ended December 31, 2021, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. Contract liabilities changed due to changes in the timing of recognition of revenue for system sales for which the warranty has not yet started and was deferred and due to changes in transaction price.

During the three and six months ended December 31, 2021, the Company recognized revenues of $22.3 million and $55.8 million, respectively, which were included in the deferred revenues balances at June 30, 2021.

During the three and six months ended December 31, 2020, the Company recognized revenues of $8.4 million and $17.2 million, respectively, which were included in the deferred revenues balances at June 30, 2020.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of December 31, 2021, total remaining performance obligations amounted to $1,102.7 million. Of this total amount, $70.5 million related to long-term warranty and service, such as non cancellable post contract services and system warranty, which is expected to be recognized over the remaining service period and warranty period for systems that have been delivered, respectively.

The following table represents the Company's remaining performance obligations related to long-term warranty and non cancellable post warranty services as of December 31, 2021 and the estimated revenue expected to be recognized (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products).

	Fiscal years of revenue recognition
(Dollars in thousands)	2022	2023	2024	Thereafter
Long-term warranty and service	$16,584	$25,674	$15,130	$13,149

For the remaining $1,032.2 million of performance obligations, the Company estimates 21% to 29% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. The Company anticipates a portion of its open contracts may never result in revenue recognition primarily due to the long sales cycle and factors outside of its control including changes in customers' needs or financial condition, changes in government or health insurance reimbursement policies or changes to regulatory requirements. Based on historical experience, approximately 23% of the Company’s $1,032.2 million open contracts may never result in revenue.

Capitalized Contract Costs

As of December 31, 2021 and June 30, 2021, the balance of capitalized costs to obtain a contract was $10.3 million and $8.9 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. The Company incurred impairment losses of $0.2 million and $0.3 million, respectively, in the three and six month periods ended December 31, 2021 and $0.2 million and $0.3 million, respectively, in the three and six month periods ended December 31, 2020, respectively. During the three and six months period ended December 31, 2021, the Company recognized $0.9 million and $1.8 million, respectively in expense related to the amortization of the capitalized contract costs. During the three and six months ended December 31, 2020, the Company recognized $0.6 million and $1.2 million, respectively, in expense related to the amortization of the capitalized contract costs.

Note 4. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $2.9 million and $3.4 million at December 31, 2021 and June 30, 2021, respectively, and are included in Other Assets in the unaudited condensed consolidated balance sheet. The Company evaluates the credit quality of a customer at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near‑term risk of non‑payment. The Company performed an assessment of the allowance for credit losses related to its financing receivables. Based upon such assessment, the allowance for credit losses related to such financing receivables was $0.9 million for the periods ended December 31, 2021 and June 30, 2021.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	December 31, 2021	June 30, 2021
Financing receivable	$6,293	$7,102
Allowance for credit loss	(943)	(943)
Total, net	$5,350	$6,159
Reported as:
Current	$2,459	$2,772
Non-current	2,891	3,387
Total, net	$5,350	$6,159

The Company added and wrote off no amount from the allowance for credit losses during the six months ended December 31, 2021. The Company added $0.2 million and wrote off $3.6 million from the allowance for credit losses in fiscal year 2021.

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Raw materials	$49,288	$45,301
Work-in-process	18,959	22,014
Finished goods	55,433	58,614
Inventories	$123,680	$125,929

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Furniture and fixtures	$1,792	$1,636
Computer and office equipment	8,851	8,972
Software	6,241	7,477
Leasehold improvements	26,567	26,102
Machinery and equipment	45,972	45,265
Construction in progress	1,603	1,055
	91,026	90,507
Less: Accumulated depreciation	(78,818)	(78,175)
Property and equipment, net	$12,208	$12,332

Depreciation expense related to property and equipment for the three and six months ended December 31, 2021 was $1.4 million and $2.8 million, respectively. Depreciation expense related to property and equipment for the three and six months ended December 31, 2020 was $1.6 million and $3.2 million, respectively.

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

The components of accumulated other comprehensive income in the equity section of the Company’s condensed consolidated balance sheet are as follows (in thousands):

	December 31, 2021	June 30, 2021
Cumulative foreign currency translation adjustment	$2,580	$2,457
Defined benefit pension obligation	(364)	(364)
Accumulated other comprehensive income	$2,216	$2,093

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

Operating lease costs for the three and six months ended December 31, 2021 were $2.4 million and $4.8 million, not including short-term operating lease costs of $0.1 million and $0.2 million, respectively. Operating lease costs for the three and six months ended December 31, 2020 were $2.3 million and $4.7 million, not including short-term operating lease costs of $0.1 million and $0.2 million, respectively.

For the three and six months ended December 31, 2021, cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.1 million and $0.2 million, respectively. Operating lease liabilities arising from operating right-of-use assets, which totaled $2.4 million and $4.9 million for the three and six months ended December 31, 2021, respectively.

For the three and six months ended December 31, 2020, cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.4 million and $4.8 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $0.4 million and $0.6 million for the three and six months ended December 31, 2020, respectively.

Operating lease right-of-use assets and operating lease obligations are represented in the table below (in thousands):

	December 31, 2021	June 30, 2021
Beginning balance operating lease right-of-use asset	$22,522	$28,647
Lease asset added	1,846	1,069
Amortization for the year	(4,939)	(7,194)
Ending balance operating lease right-of-use asset	$19,429	$22,522

Beginning balance operating lease obligation	$25,610	$32,397
Lease liability added	1,846	1,069
Repayment and interest accretion	(5,373)	(7,856)
Ending balance operating lease obligation	$22,083	$25,610

Current portion of operating lease obligation	$8,327	$8,169
Noncurrent portion of operating lease obligation	$13,756	$17,441

Maturities of operating lease liabilities as of December 31, 2021 are presented in the table below (in thousands):

Year Ending June 30,	Amount
2022 (remaining 6 months)	$4,931
2023	9,183
2024	6,314
2025	3,304
2026	40
Thereafter	—
Total operating lease payments	23,772
Less: imputed interest	(1,686)
Present value of operating lease liabilities	$22,086
Weighted average remaining lease term (in years)	2.67
Weighted average discount rate	5.52%

Note 6. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Balance at the beginning of the period	$57,960	$57,717
Currency translation	46	243
Balance at the end of the period	$58,006	$57,960

In the second quarter of fiscal 2022, the Company performed its annual goodwill impairment test and determined that there was no impairment to goodwill. The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of December 31, 2021.

Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, is as follows (in thousands):

		December 31, 2021			June 30, 2021
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	2 - 7	$1,170	$(848)	$322	$1,170	$(735)	$435

During fiscal 2017, the Company purchased a patent license with a useful life of seven years. During the quarter ending March 31, 2020, the Company purchased a patent license for $170 thousand with a useful life of two years. The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of December 31, 2021 and June 30, 2021.

Amortization expense related to intangible assets for the three and six months ended December 31, 2021, was $0.06 million and $0.11 million, respectively. Amortization expense related to intangible assets for the three and six months ended December 31, 2020 was $0.06 million and $0.11 million, respectively.

The estimated future amortization expense of acquired intangible assets as of December 31, 2021 is as follows (in thousands):

Year Ending June 30,	Amount
2022 (remaining 6 months)	$72
2023	143
2024	107
2025	—
$322

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

As of December 31, 2021 and June 30, 2021, the Company had the following outstanding forward currency exchange contracts (in notional amount):

	December 31,	As of June 30,
(In thousands and U.S. dollars)	2021	2021
Canadian Dollar	$607	$527
Swiss Franc	28,816	8,891
Chinese Yuan	6,440	1,927
Euro	3,514	19,037
British Pound	1,793	3,191
Indian Rupee	3,119	7,825
Japanese Yen	10,897	12,803
	$55,186	$54,201

The Company entered into the foreign currency forward contracts on December 31, 2021 and June 30, 2021, respectively, and therefore, there was no amount recorded on the balance sheet.

The following table provides information about gain (loss) associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Foreign currency exchange gain (loss) on forward contracts	$(226)	$(235)	$(626)	$(1,163)
Foreign currency transactions gain (loss)	(407)	219	(775)	623

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

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

As of December 31, 2021, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of approximately $55.2 million. The fair value of the underlying currency based upon the December 31, 2021 exchange rate was approximately $55.2 million, which it considers to be a Level 1 fair value measurement.

As of June 30, 2021, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of approximately $54.2 million. The fair value of the underlying currency based upon the June 30, 2021 exchange rate was approximately $54.2 million, which it considers to be a Level 1 fair value measurement.

The Company’s debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option since an observable quoted price of the 3.75% Convertible Notes (as defined below) is not readily available. The Revolving Credit Facility (as defined below) and the Term Loan (as defined below) are valued at market interest rates, which the Company considers to be a Level 2 fair value measurement. The Company believes that the carrying value of these financial instruments approximate its estimated fair value based on the effective interest rate compared to the current market rate available to the Company.

The following table summarizes the carrying value and estimated fair value of the Term Loan, the Revolving Credit Facility, the 3.75% Convertible Notes due 2022 and the 3.75% Convertible Notes due 2022 (in thousands):

	December 31, 2021		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes Due 2022	$2,851	$3,261	$2,712	$3,164
3.75% Convertible Notes Due 2026	97,344	115,606	72,388	108,163
Term Loan Facility	76,838	76,838	78,697	78,697
Revolving Credit Facility	5,000	5,000	20,000	20,000
Total	$182,033	$200,705	$173,797	$210,024

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2021.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2021.

Guarantees

As of December 31, 2021 and June 30, 2021, the Company had various bank guarantees totaling approximately $0.9 million and $1.2 million, respectively, related to bidding processes with customers.

Royalty Agreement

The Company recorded royalty costs of $0.5 million and $0.9 million for the three and six months ended December 31, 2021, respectively, and $0.5 million and $0.9 million for the three and six months ended December 31, 2020, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had approximately $2.4 million and $2.3 million accrued liabilities at December 31, 2021 and June 30, 2021, respectively, related to royalty agreements.

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

As of December 31, 2021, the if-converted value of the 3.75% Convertible Notes due 2022 and the 3.75% Convertible Notes due 2026 did not exceed the outstanding principal amount.

Credit Facilities

On May 6, 2021, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with Silicon Valley Bank, individually as a lender and agent (“Agent”), and the other lenders from time to time parties thereto (together with Silicon Valley Bank as a lender, the “Lenders”), which provides for a five-year $80 million term loan (the “Term Loan Facility”) and a $40 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The initial borrowings under the Credit Agreement, including $25 million under the Revolving Credit Facility, were funded on May 14, 2021.

Interest on the borrowings under the Credit Facilities is payable in arrears on the applicable interest payment date at an annual interest rate of reserve-adjusted, 90-day LIBOR (subject to a 0.50% floor) plus, initially, 3.00% and after the Agent receives copies of the consolidated financial statements of the Company for the fiscal quarter ending June 30, 2021: 3.25% if the Consolidated Senior Net

Leverage Ratio (as defined in the Credit Agreement) is greater than or equal to 3.00:1.00; 3.00% if the Consolidated Senior Net Leverage Ratio is greater than or equal to 2.00:1.00 but less than 3.00:1.00; 2.75% if the Consolidated Senior Net Leverage Ratio is greater than or equal to 1.00:1.00 but less than 2.00:1.00; and 2.50% if the Consolidated Senior Net Leverage Ratio is less than 1.00:1.00. The Credit Agreement requires the Company to pay the Lenders an unused commitment fee equal to, initially, 0.35% per annum of the average unused portion of the Revolving Credit Facility and after the Agent receives copies of the consolidated financial statements of the Company for the fiscal quarter ending June 30, 2021: 0.40% per annum of the average unused portion of the Revolving Credit Facility if the Consolidated Senior Net Leverage Ratio is greater than or equal to 3.00:1.00; 0.35% per annum of the average unused portion of the Revolving Credit Facility if the Consolidated Senior Net Leverage Ratio is greater than or equal to 2.00:1.00 but less than 3.00:1.00; 0.30% per annum of the average unused portion of the Revolving Credit Facility if the Consolidated Senior Net Leverage Ratio is greater than or equal to 1.00:1.00 but less than 2.00:1.00; and 0.25% per annum of the average unused portion of the Revolving Credit Facility if the Consolidated Senior Net Leverage Ratio is less than 1.00:1.00. If all or a portion of the loans under the Term Loan Facility are prepaid, then the Company will be required to pay a fee equal to 1% of the of the aggregate amount of the loans so prepaid, subject to certain exceptions.

The Credit Agreement contains restrictions and covenants applicable to the Company and its subsidiaries. Among other requirements, the Company may not permit the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the Credit Agreement or the Consolidated Senior Net Leverage Ratio to be greater than a certain specified ratio for each fiscal quarter during the term of the Credit Agreement.

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

As of June 30, 2021, $20.0 million of aggregate principal amount was outstanding under the Revolving Credit Facility, $80 million aggregate principal amount was outstanding under the Term Loan Facility and $1.3 million of associated unamortized debt costs.

As of December 31, 2021, $5.0 million of aggregate principal amount was outstanding under the Revolving Credit Facility, $78.0 million aggregate principal amount was outstanding under the Term Loan Facility and $1.2 million of associated unamortized debt costs.

The following table presents the carrying value of the Notes (as defined below), the Revolving Credit Facility and the Term Loan (in thousands):

As of December 31, 2021	Revolving Credit Facility	3.75% Convertible Notes Due 2022	3.75% Convertible Notes Due 2026	Term Loan Facility	Total
Principal amount of the Notes	$5,000	$2,865	$100,000	$78,000	$185,865
Unamortized debt costs	—	(14)	(2,656)	(1,162)	(3,832)
Net carrying amount	$5,000	$2,851	$97,344	$76,838	$182,033
Reported as:
Short-term debt					$7,541
Long-term debt					174,492
Total debt					$182,033

As of June 30, 2021	Revolving Credit Facility	3.75% Convertible Notes Due 2022	3.75% Convertible Notes Due 2026	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$134	$25,944	$—	$26,078
Principal amount of the Notes	$20,000	$2,865	$100,000	$80,000	$202,865
Unamortized debt costs	—	(34)	(2,175)	(1,303)	(3,512)
Unamortized debt discount	—	(119)	(25,437)	—	(25,556)
Net carrying amount	$20,000	$2,712	$72,388	$78,697	$173,797
Reported as:
Short-term debt					$3,790
Long-term debt					170,007
Total debt					$173,797

A summary of interest expense on the Notes and Credit Facilities is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Interest expense related to contractual interest coupon	$1,824	$2,795	$3,711	$5,580
Interest expense related to amortization of debt discount	—	1,250	—	2,491
Interest expense related to amortization of debt issuance costs	223	360	379	717
	$2,047	$4,405	$4,090	$8,788

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item noted within the Company's operating expenses (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Cost of revenue	$431	$344	$804	$605
Research and development	382	292	720	699
Selling and marketing	572	341	1,016	680
General and administrative	1,309	1,387	2,671	2,624
	$2,694	$2,364	$5,211	$4,608

Note 12. Net Income (loss) Per Common Share

The Company reports both basic and diluted income (loss) per share, which is based on the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$179	$4,769	$(849)	$5,171
Denominator:
Weighted average shares outstanding - basic	91,761	92,025	91,299	91,609
Dilutive effect of potential common shares	2,171	1,328	—	998
Weighted average shares outstanding - diluted	93,932	93,353	91,299	92,607
Basic net income (loss) per share	$0.00	$0.05	$(0.01)	$0.06
Diluted net income (loss) per share	$0.00	$0.05	$(0.01)	$0.06

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

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2021	2020
Stock options	6,334	6,939
RSUs, PSUs and MSUs	4,452	3,174
	10,786	10,113

3.75% Convertible Notes—Diluted Share Impact

Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes due 2022 and 3.75% Convertible Notes due 2026 outstanding as of December 31, 2021, totaling approximately 0.5 million shares and 17.1 million shares of the Company’s common stock, respectively, as of December 31, 2021, the effect of adding the shares were antidilutive and were not included in the basic and diluted net income (loss) per common share table above. The shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes due 2022 outstanding as of December 31, 2020 totaled approximately 14.9 million shares of the Company’s common stock and the effect of adding the shares were antidilutive and were not included in the basic and diluted net income (loss) per common share table above.

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

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Americas	$40,983	$25,332	$74,952	$53,356
Europe, Middle East, India and Africa	33,931	28,015	64,031	56,598
Asia Pacific, excluding Japan and China	9,900	3,958	13,820	13,582
Japan	11,363	15,363	21,761	27,516
China	20,098	24,791	49,153	31,739
Total	$116,275	$97,459	$223,717	$182,791

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived tangible assets is as follows (in thousands):

	December 31,	June 30,
	2021	2021
Americas	$10,364	$10,588
Europe, Middle East, India and Africa	279	265
Asia Pacific, excluding Japan and China	368	170
Japan	499	701
China	698	608
Total	$12,208	$12,332

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

The Company applies the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of such reporting period. The Company deferred $3.1 million and $2.1 million of intra-entity profit margin as of December 31, 2021 and June 30, 2021, respectively. During the three months ended December 31, 2021, the Company recognized $1.0 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $0.2 million from sales executed during the period. During the six months ended December 31, 2021, the Company recognized $1.2 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $2.2 million from sales executed during the period. During the three months ended December 31, 2020, the Company recognized $0.6 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $0.3 million from sales executed during the period. During the six months ended December 31, 2020, the Company recognized $1.5 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $0.9 million from system sales executed during the period. The Company’s consolidated accumulated deficit includes $0.5 million of accumulated losses related to the Company’s equity method investment.

As of December 31, 2021, the Company had carrying value of $14.7 million in the JV and owned a 49% interest in the entity. The Company’s proportional share of the underlying equity in net assets of the JV was approximately $13.1 million. Under the equity method of accounting, the carrying value of the investment is adjusted for the Company's proportional share of the investee's currency translation adjustment of $0.9 million. The difference between the carrying value of the equity investment and the Company’s proportional share of the underlying equity in net assets of the JV of $1.6 million, adding back a $3.1 million of eliminated intra-entity profit constitutes equity method goodwill of $4.7 million at December 31, 2021 that is subject to impairment analysis. No impairment was identified as of December 31, 2021.

Summarized financial information of the JV is based one-quarter lag due to the timing of the availability of the JV’s financial records is as follows (in thousands):

	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
Statement of Operations Data:
Revenue	$15,792	$17,374
Gross Profit	4,942	5,449
Net income (loss)	(2,391)	2,228
Net income (loss) attributable to the Company	(1,172)	1,089

	As of September 30, 2021	As of September 30, 2020
Summarized Balance Sheet Data:
Assets
Current assets	$59,250	$22,480
Non current assets	22,677	19,476
	$81,927	$41,956
Liabilities and Stockholders' Equity
Current liabilities	$53,700	$12,334
Non current liabilities	1,147	1,260
Stockholder's equity	27,080	28,362
	$81,927	$41,956

Note 15. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income tax expense of $0.5 million and $0.9 million for the three and six months ended December 31, 2021, respectively, primarily related to foreign taxes. The Company recognized an income tax expense of $0.3 million and $0.6 million for the three and six months ended December 31, 2020, respectively.

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

As of December 31, 2021, the Company’s gross unrecognized tax benefits was $18.8 million of which $18.6 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Interest and penalties accrued on unrecognized tax benefits is recorded as a component of income tax expense.

Note 16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to its disclosures in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of December 31, 2021 and results of operations for the three and six months ended December 31, 2021 and 2020 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our expectations regarding backlog and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; our expectations regarding the effectiveness of and improvements realized by the CyberKnife S7 System and other upgrades to the CyberKnife Systems, including the multi-leaf collimator, or InCise MLC, and the VOLO Optimizer software upgrade, and their impact on our business; our expectations regarding the effectiveness of and improvements realized by the Synchrony motion tracking and correction technology and the ClearRT helical kVCT imaging technology for the Radixact System and its impact on our business; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems, including the Radixact System; our belief that TomoTherapy and Radixact Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; expectations regarding our strategy in China and our China joint venture as well as its expected impact on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the COVID-19 pandemic on our financials and business, the business of our customers and suppliers as well as the economy; expectations regarding delays in deliveries and installations and its impact on our business; expectations regarding supply chain challenges and heightened logistics costs and its impact on our business; expectations regarding the timing of deliveries and revenue conversion related to the Class A user license awards in China; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; the amount of unrecognized tax amounts; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

As of December 31, 2021, our systems were named in 100 out of 118 Class A user licenses awarded in the 13th five year plan by the China National Health Commission to purchase radiation therapy devices. The Chinese Ministry of Health requires a tender process following the license awards for all participating end user hospitals prior to being able to take receipt of a Class A device. This tender process defines the transactional terms and conditions related to each hospital’s equipment order and does not put us in a competitive bidding situation that would result in changes in the specific device for which the hospital has received the Class A user license. During the three months ended December 31, 2021, we delivered Class A devices to China and recognized system revenue related to such devices of approximately $9.6 million in the same period. We currently anticipate system revenue related to the remaining Class A user licenses awarded to date in the next 12 to 18 months. Despite the challenges and uncertainties in China and around the world, including those created by the COVID-19 pandemic, we continue to believe that China remains the world’s fastest growing market for radiation oncology systems and the pandemic does not affect the long-term demand for radiotherapy equipment in China.

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

In July 2019, the JV broke ground on its facility based in Tianjin, China, which will serve as its headquarters and home of its manufacturing, sales organization and service operations. The JV has received its Radiation Safety License from the China Ministry of Environmental Protection, along with its license to do business in China and Medical Device Operating Permit, all of which enables the JV to sell, install and provide further service to our radiation therapy devices in China. The JV has also completed construction of its manufacturing facility and has obtained the Quality Management System certification with ISO13485 standard.

With the receipt of the necessary permits and licenses to operate, the JV has begun selling products in China, much like a distributor. In the long term, we anticipate that the JV will manufacture and sell a locally branded “Made in China” radiotherapy device in the Class B license category, or Class B device, which would replace our current offering in that category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China. Required testing for the Class B device is ongoing and the National Medical Products Administration ("NMPA") submission is expected to finish in the first calendar quarter of 2022 as the due date has been extended as a result of the COVID-19 travel restrictions.

We are applying the equity method of accounting to our ownership interest in the JV as we have the ability to exercise significant influence over the JV but lack controlling financial interest and are not the primary beneficiary. We recognize revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of each reporting period. Revenue from the JV as compared to our operating plan has not been achieved in the last fiscal quarter, adversely affecting our ability to recognize expected revenue from the JV. We deferred $3.1 million and $2.1 million of intra-entity profit margin as of December 31, 2021 and June 30, 2021, respectively. During the three months ended December 31, 2021, we recognized $1.0 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $0.2 million from sales executed during the period. During the six months ended December 31, 2021, we recognized $1.2 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $2.2 million from sales executed during the period. During the three months ended December 31, 2020, we recognized $0.6 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $0.3 million from sales executed during the period. During the six months ended December 31, 2020, we recognized $1.5 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $0.9 million from sales executed during the period. Our consolidated accumulated deficit includes $0.5 million of accumulated losses related to our equity method investment.

As of December 31, 2021, we had carrying value of $14.7 million in the JV and owned a 49% interest in the entity. Our proportional share of the underlying equity in net assets of the JV was approximately $13.1 million. Under the equity method of accounting, the carrying value of the investment is adjusted for our proportional share of the investee's currency translation adjustment of $0.9 million. The difference between the carrying value of the equity investment and our proportional share of the underlying equity in net assets of the JV of $1.6 million, adding back a $3.1 million of eliminated intra-entity profit constitutes equity method goodwill of $4.7 million at December 31, 2021 that is subject to impairment analysis. No impairment was identified as of December 31, 2021.

COVID-19 Pandemic

In fiscal year 2020, an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”) was identified and was subsequently recognized as a pandemic by the World Health Organization. The COVID-19 pandemic severely restricted the level of economic activity around the world and while conditions have improved, the pace and degree of recovery varies significantly. In response to this pandemic, governments and private industry have taken preventative or protective actions at varying levels, such as imposing restrictions on travel and business operations, which has resulted in the temporary or permanent closure of certain businesses, as well as advising or requiring individuals to limit or forego their time outside of their homes, particularly in group settings. The COVID-19 pandemic has adversely impacted our business operations as well as those of our customers and partners. In addition, across the healthcare industry, resources are being prioritized for the treatment and management of the pandemic and away from non-urgent or elective procedures. Some of our customers, which include hospitals, major academic medical centers, and other related entities, have incurred losses during the COVID-19 pandemic due to significantly reduced patient volume. The public health actions being undertaken to reduce the spread of the virus have created and may continue to create significant disruptions with respect to demand for our products and services; the operating procedures and workflow of our customers, particularly hospitals; our ability to continue to manufacture our products; and the reliability of our supply chain.

Our financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic has continued to adversely impact the pace at which our backlog converts to revenue in the near-term. This is primarily the result of pandemic-related delays in the timing of deliveries and installations, which has adversely affected our revenue. We have experienced such delays in deliveries and installations since the third quarter of fiscal year 2020 and expect that such delays will continue at least through the end of fiscal 2022, if not longer, which could have a negative impact on our revenue. We have also experienced disruptions in sales and delays in customer payments as a result of changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. We have also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same if the effects of the COVID-19 pandemic worsen or continue for an extended period. In addition, as the COVID-19 pandemic continues to impact the global supply chain, disruptions in parts of our supply chain have resulted in delays in the receipt of certain components for our products as well as increased pricing pressure for such parts. These ongoing supply chain challenges and heightened logistics costs have affected our gross margins and net income (loss), and our current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses at least through the remainder of the fiscal year 2022, if not longer. Furthermore, certain parts required for the manufacture and servicing of our products, such as electronic components, are scarce and becoming increasingly difficult to source even at increased prices. If such parts become unavailable to us, we would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss). As a result, we are carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition, including our cash flows and results of operations. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 pandemic. However, given the uncertainty regarding the spread, severity and potential resurgence of COVID-19, the impact of new COVID-19 variants, vaccination deployment efforts, how long the pandemic and associated health measures will last, and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q, the related financial impact cannot be reasonably estimated at this time, although the impacts are expected to continue and may significantly affect our business. We expect that the impacts on our customers’ business and our business will continue until the pandemic subsides and related public health measures are reduced or eliminated. Accordingly, management is carefully evaluating our liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to the COVID-19 pandemic continues to unfold.

Backlog

As of December 31, 2021, backlog totaled $581.3 million, of which $1.1 million represented upgrades sold through service contracts. As of June 30, 2021, backlog totaled $616.4 million.

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

Although our backlog includes only contractual agreements with our customers for the purchase our CyberKnife or TomoTherapy platforms, including the Radixact Systems and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due primarily to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers’ needs, priorities or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out. Contracts may age-out for many reasons, including but not limited to, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact revenue. Generally, strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. The COVID-19 pandemic has adversely impacted the pace of new orders and the pace at which our backlog converts to revenue in the near-term and we expect this to continue. Although the extent to which the COVID-19 pandemic will impact individual markets could vary based on a number of factors, we have seen and expect to continue to see a higher than normal level of age-outs in the coming quarters as a result.

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Gross orders	$85,381	$75,365	$155,365	$125,893
Net age-outs	(37,401)	(34,681)	(63,228)	(60,049)
Cancellations	(3,968)	—	(7,148)	(2,405)
Currency impacts and other	(3,829)	1,778	(4,043)	2,577
Net orders	$40,183	$42,462	$80,946	$66,016
Order backlog at the end of the period	$581,267	$596,214	$581,267	$596,214

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders increased by $10.0 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, driven by increases in orders from the Europe, Middle East, India and Africa regions as well as the Asia Pacific regions. For the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, TomoTherapy System orders and upgrades order volume increased by $18.6 million and $4.0 million, partially offset by CyberKnife System orders and upgrades order decrease of $10.1 million and $1.4 million, respectively, in addition to a decrease in system amendments of $1.2 million.

Gross orders increased by $29.5 million for the six months ended December 31, 2021 as compared to the six months ended December 31, 2020, driven by increases in orders from the Europe, Middle East, India and Africa regions and Asia Pacific regions. For the six months ended December 31, 2021 as compared to the six months ended December 31, 2020, TomoTherapy System orders and upgrades order volume increased by $38.9 million and $6.2 million, partially offset by CyberKnife System orders and upgrades order decrease of $13.4 million and $0.9 million, respectively, in addition to a decrease in system amendments of $1.3 million.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs, foreign exchange and other adjustments during the period.

Net orders decreased by $2.3 million for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, resulting from a $5.6 million unfavorable foreign currency exchange impact, a decrease in age-ins of $4.2 million, an increase in cancellations of $4.0 million, partially offset by an increase in gross orders of $10.0 million and a decrease in age-outs of $1.5 million.

•
For the three months ended December 31, 2021 there were $45.8 million of age-outs and $8.4 million of age-ins. Age-ins represent orders that previously aged-out but have been recognized as revenue in the current period. For the same period last fiscal year, we had $47.3 million age-outs and $12.6 million of age-ins. Age-ins offset the gross amount of age-outs in a particular period.

•
There were $4.0 million cancellations in the three months ended December 31, 2021 compared to no cancellations in the three months ended December 31, 2020.

•
Foreign currency impacts and other adjustments decreased net orders by $3.8 million for the three months ended December 31, 2021 compared to an increase in net orders by $1.8 for the three months ended December 31, 2020.

Net orders increased by $14.9 million for the six months ended December 31, 2021, as compared to the six months ended December 31, 2020, resulting from an increase in gross orders of $29.5 million and an increase in age-ins of $4.0 million, partially offset by an increase in age-outs of $7.2 million, a $6.6 million unfavorable foreign currency exchange impact and an increase in cancellations of $4.7 million.

•
For the six months ended December 31, 2021 there were $82.8 million of age-outs and $19.6 million of age-ins. Age-ins represent orders that previously aged-out but have been recognized as revenue in the current period. For the same period in the last fiscal year, we had $75.6 million of age-outs and $15.6 million of age-ins.

•
There were $7.1 million of cancellations in the six months ended December 31, 2021 as compared to $2.4 million of cancellations in the six months ended December 31, 2020, primarily due to the impact of the COVID-19 pandemic on our customers’ businesses throughout fiscal year 2021 and into fiscal year 2022. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•
Foreign currency impacts and other adjustments decreased net orders by $4.0 million for the six months ended December 31, 2021 compared to a decrease in net orders by $2.6 million for the six months ended December 31, 2020.

Results of Operations — Three and six months ended December 31, 2021 and 2020

	Three Months Ended December 31,				Six Months Ended December 31,
	2021	2020	Change		2021	2020	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Products (a)	$60,721	$41,805	18,916	45	$113,480	$73,063	40,417	55
Services (b)	55,554	55,654	(100)	(0)	110,237	109,728	509	0
Net revenue	116,275	97,459	18,816	19	223,717	182,791	40,926	22
Gross profit	42,627	40,831	1,796	4	82,151	76,234	5,917	8
Products gross profit	25,201	18,703	6,498	35	46,451	31,535	14,916	47
Services gross profit	17,426	22,128	(4,702)	(21)	35,700	44,699	(8,999)	(20)
Research and development expenses (c)	14,697	11,956	2,741	23	29,079	24,104	4,975	21
Selling and marketing expenses	13,233	10,348	2,885	28	24,504	19,246	5,258	27
General and administrative expenses	10,716	10,328	388	4	22,176	19,217	2,959	15
Loss on equity method investment, net	832	(1,117)	1,949	(174)	1,172	(1,089)	2,261	(208)
Other expense, net	2,490	4,260	(1,770)	(42)	5,158	8,954	(3,796)	(42)
Provision for income taxes	480	287	193	67	911	631	280	44
Net income (loss)	$179	$4,769	(4,590)	96	$(849)	$5,171	(6,020)	116

(a)
Includes sales to the China joint venture, an equity method investment of $8,816 and $14,735 for the three and six months ended December 31, 2021 and $1,446 and $4,320 for the three and six months ended December 31, 2020, respectively. See Note 14.
(b)
Includes sales to the China joint venture, an equity method investment of $2,679 and $5,494 for the three and six months ended December 31, 2021 and $3,186 and $5,262 for the three and six months ended December 31, 2020, respectively. See Note 14.
(c)
Includes chargeback to the China joint venture, an equity method investment related to a research and development project of $415 and $994 for the three and six months ended December 31, 2021 and $430 for the three and six months ended December 31, 2020.

Net Revenue

Products Net Revenue

Products net revenue increased by $18.9 million for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, driven by an increase in revenue of $17.8 million due to increase in system sales and an increase in system upgrades revenue of $1.6 million, partially offset by $0.5 million due to lower average selling price.

Product net revenue increased by $40.4 million for the six months ended December 31, 2021, as compared to the six months ended December 31, 2020, driven by an increase in revenue of $38.7 million due to increase in system sales and an increase in system upgrades revenue of $1.7 million.

Services Net Revenue

Services net revenue decreased by $0.1 million for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, primarily due to a decrease in service contract revenue of $1.3 million and a decrease in sales for upgrades sold through service of $0.8 million, partially offset by an increase in parts sales revenue from sales of parts of $0.8 million, an increase in revenue from installations of $0.7 million, and an increase in revenue from training of $0.3 million.

Services net revenue increased by $0.5 million for the six months ended December 31, 2021, as compared to the six months ended December 31, 2020, primarily due to an increase revenue from sales of parts of $1.0 million and an increase in revenue from installations of $0.5 million, partially offset by a decrease in sales for upgrades sold through service of $0.9 million and a decrease in service contract revenue of $0.2 million.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net revenue	$116,275	$97,459	$223,717	$182,791
Americas	35%	26%	33%	29%
Europe, Middle East, India and Africa	29%	29%	29%	31%
Asia Pacific, excluding Japan and China	9%	4%	6%	7%
Japan	10%	16%	10%	16%
China	17%	25%	22%	17%

Revenue derived from sales outside of the Americas region as a percentage of our total net revenue decreased for the three and six months ended December 31, 2021 as compared to the same period in the last fiscal year. Revenue derived from sales outside of the Americas region was $75.3 million and $72.1 million for the three months ended December 31, 2021 and 2020, respectively, and represented 65% and 74% of our net revenue during these periods, respectively. Revenue derived from sales outside of the Americas region was $148.8 million and $129.4 million for the six months ended December 31, 2021 and 2020, respectively, and represented 66% and 71% of our net revenue during these periods, respectively.

Gross Profit

Overall gross profit for the three months ended December 31, 2021 increased by $1.8 million, or 4%, as compared to the three months ended December 31, 2020, driven by an increase in product gross profit of $6.5 million due to higher volume unit sales, offset by a decrease in service gross profit of $4.7 million, primarily driven by lower return merchandise authorization credits of $1.9 million due to supply chain logistical challenges that slowed down the process, an increase in freight costs of $1.0 million, an increase in service parts consumption of $0.8 million and an increase in employee compensation and benefits of $0.5 million as a result of increased headcount.

Overall gross profit for the six months ended December 31, 2021 increased by $5.9 million, or 8%, as compared to the six months ended December 31, 2020, driven by an increase in product gross profit of $14.9 million due to higher volume unit sales including $1.5 million release of margin deferral on sales to the JV, offset by a decrease in service gross profit of $9.0 million, primarily driven by lower return merchandise authorization credits of $3.2 million due to supply chain logistical challenges that slowed down the process, an increase in service parts consumption of $2.7 million, an increase in employee compensation and benefits of $1.5 million as a result of increased headcount and an increase in freight cost of $1.3 million.

Research and Development

Research and development expenses increased by $2.7 million, or 23%, for the three months ended December 31, 2021, as compared to the same period in the prior fiscal year. The increase was due to increased investment in research and development mainly driven by an increase of $2.0 million due to higher compensation and employee benefits as a result of increased headcount and an increase of $0.9 million in outside services, partially offset by a decrease of $0.2 million in material and supplies.

Research and development expenses increased by $5.0 million, or 21%, for the six months ended December 31, 2021, as compared to the same period in the prior fiscal year. The increase was due to increased investment in research and development mainly driven by an increase of $3.2 million due to higher compensation and employee benefits as a result of increased headcount and an increase of $1.8 million in outside services.

Selling and Marketing

Selling and marketing expenses increased by $2.9 million, or 28%, for the three months ended December 31, 2021, as compared to the same period in the prior fiscal year. The increase was mainly driven by an increase of $1.8 million due to higher compensation, employee benefits and commission, an increase of $1.2 million related to trade show expenses, and an increase of $0.2 million in travel expenses due to increased travel as a result of a reduction in COVID-19 related travel restrictions, partially offset by $0.5 million of lower consulting cost related to rebranding costs that were incurred in the same prior fiscal year period that did not recur in the current period.

Selling and marketing expenses increased by $5.3 million, or 27%, for the six months ended December 31, 2020, as compared to the same period in the prior fiscal year. The increase was mainly driven by an increase of $3.7 million due to higher compensation, employee benefits and commission, an increase of $1.7 million related to trade show expenses, and an increase of $0.7 million in travel expenses due to increased travel as a result of the ease on COVID-19 related travel restrictions, partially offset by $0.7 million lower consulting cost related to rebranding costs that were incurred in the same prior fiscal year period that did not recur in the current period.

General and Administrative

General and administrative expenses increased by $0.4 million, or 4%, for the three months ended December 31, 2021, as compared to the same period in the prior fiscal year. The increase is attributed to an increase in consulting services and increased board of directors fees as compared to same prior fiscal year period.

General and administrative expenses increased by $3.0 million, or 15%, for the six months ended December 31, 2021, as compared to the same period in the prior fiscal year. The increase was primarily due to an increase in allowance for credit losses of $0.9 million, higher compensation and employee benefits of $0.8 million, an increase in consulting services and increased board of directors fees of $0.8 million, an increase in board of director fees of $0.3 million due to the reinstatement of such fees that were eliminated for the period beginning July 1, 2020 through December 31, 2020 and an increase in insurance expenses of $0.2 million.

Income (loss) on equity method investment, net

During the three and six months ended December 31, 2021, income (loss) on equity method investment was a loss of $0.8 million and a loss of $1.2 million, respectively, as compared to income on equity method investment of $1.1 million during both of the three and six months ended December 31, 2020.

Other Expense

Other expense, net decreased by $1.8 million for the three months ended December 31, 2021, as compared to the same period in the prior fiscal year. The decrease is mainly driven by lower interest expenses due to refinancing our debt at a lower interest rate in the fourth fiscal quarter of 2021.

Other expense, net decreased by $3.8 million for the six months ended December 31, 2021, as compared to the same period in the prior fiscal year. The decrease is mainly driven by lower interest expenses due to refinancing our debt at a lower interest rate in the fourth fiscal quarter of 2021.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. We recognized income tax expense of $0.5 million and $0.9 million for the three and six months ended December 31, 2021 and $0.3 million and $0.6 million for the three and six months ended December 31, 2020, respectively. The increase in income tax expense in the current quarter and year to date period was due to higher foreign earnings in the three and six months ended December 31, 2021 as compared to the three and six months ended December 31, 2020.

Liquidity and Capital Resources

At December 31, 2021, we had $123.2 million in cash and cash equivalents. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

In May 2021, we issued $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. $97.1 million aggregate principal amount of the 3.75% Convertible Notes due 2026 were issued to certain holders of 3.75% Convertible Notes due 2022 in exchange for $82.1 million aggregate principal amount of 3.75% Convertible Notes due 2022 outstanding and $2.9 million aggregate principal amount were issued for cash. Concurrently, in May 2021, we entered into a senior secured credit agreement with Silicon Valley Bank, individually as a lender and agent, and the other lenders (the “Credit Agreement”), which provides for a five-year $80 million term loan facility and a $40 million revolving credit facility (the “Revolving Credit Facility”). The initial borrowings under the Credit Agreement, including $25 million under the Revolving Credit Facility, were funded on May 14, 2021, and as of December 31, 2021 we had outstanding balance under the Revolving Credit Facility of $5.0 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan, the Revolving Credit Facility and our Convertible Notes outstanding as of December 31, 2021.

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

In addition, we are unable to predict with certainty the impact of the COVID-19 pandemic on our ability to maintain compliance with the debt covenants contained in the credit and security agreements related to our Credit Facilities, including financial covenants regarding the fixed charge coverage ratio, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. While we were in compliance with such covenants for the period ended December 31, 2021, failure to meet the covenant requirements in the future could cause us to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require us to obtain waivers or amendments to the credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Additionally, the undistributed earnings of our foreign subsidiaries at December 31, 2021 are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of the Company’s foreign earnings could be subject to income taxes. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of December 31, 2021, we had approximately $78.9 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there will be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated. Our foreign earnings are deemed to be indefinitely invested outside the U.S.

Our cash flows for six months ended December 31, 2021 and 2020 are summarized as follows (in thousands):

	Six Months Ended December 31,
	2021	2020
Net cash provided by operating activities	$24,011	$16,414
Net cash used in investing activities	(2,259)	(1,246)
Net cash used in financing activities	(14,510)	(11,023)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(747)	3,298
Net increase in cash, cash equivalents and restricted cash	$6,495	$7,443

The COVID-19 pandemic has negatively impacted the global economy, disrupted our global supply chains and created significant volatility and disruption of financial markets all of which has and could continue to negatively impact our business operations and cash flows for the foreseeable future, including reductions in revenue, decreases in gross margin and delays in payments from customers. The challenges posed by COVID-19 on our business are expected to evolve rapidly. An extended period of global supply chain and economic disruption and volatility in the financial markets, could materially affect our business, results of operations, access to sources of liquidity and financial condition.

Cash Flows from Operating Activities

Net cash provided by operating activities was $24.0 million during the six months ended December 31, 2021. The net cash provided by operating activities resulted primarily from non-cash items of $12.8 million and net increase in operating assets and liabilities of $12.0 million offset by a net loss of $0.8 million.

•
Non-cash items primarily consisted of share-based compensation expense of $5.2 million, an intra-entity profit elimination from transactions with the JV of $1.0 million, depreciation and amortization expense of $2.8 million, inventories write-down of $1.9 million loss from equity method investment of $1.2 million, provision for credit losses of $0.4 million, and non-cash interest expense on debt of $0.3 million; and

•
The net change in working capital of $12.0 million was primarily due to an increase in accounts payable of $10.2 million, a decrease in accounts receivable of $3.0 million, an increase in compensation related accrued liabilities of $2.5 million, and an increase of deferred cost of revenue of $1.7 million offset by a decrease in deferred revenue of $3.1 million, an increase in inventories of $0.6 million, an increase of $0.9 million in prepaid expense and other assets, a decrease in customer advances of $0.3 million, and a decrease in operating lease liability, net of $0.4 million.

Cash Flows from Investing Activities

Net cash used by investing activities was $2.3 million for the six months ended December 31, 2021, which primarily related to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended December 31, 2021 was $14.5 million primarily due to net repayments on our Revolving Credit Facility of $15.0 million, the scheduled payment of $2.0 million of the principal amount outstanding on our Term Loan and $0.3 million taxes paid related to net settlement of equity awards offset by $1.2 million proceeds from our employee stock purchase plan and $1.5 million from option exercises.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•
Revenue generated by sales of our products and service plans;
•
Our ability to generate cash flows from operations;
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
•
Servicing and maturity of our current future indebtedness; and
•
The unpredictable impact of the COVID-19 pandemic, including on collections, supply chain, and logistics.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the six months ended December 31, 2021 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

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

In the three and six months ended December 31, 2021, there have been no changes to the critical accounting policies and estimates, which we believe are those related to revenue recognition and the assessment of stand-alone selling price (“SSP”), assessment of recoverability of goodwill and intangible assets, valuation of our equity method investment in the JV, valuation of inventories, annual performance related bonuses, allowance for credit losses and loss contingencies. Actual results could differ materially from those estimates.

Concentration of Credit and Other Risks

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

For the three and six months ended December 31, 2021 and 2020, one customer represented 10% or more of total net revenue. As of December 31, 2021 and 2020, we had one customer that accounted for more than 10% of our total accounts receivable, net.

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

Costs associated with service revenue are expensed when incurred, except when those costs are related to system upgrades purchased within a service contract. In those cases, the costs of such upgrades are recognized at the time control and benefit of the upgrade transfers to the customer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of December 31, 2021, we had open currency forward contracts to purchase or sell foreign currencies with stated, or notional value of approximately $55.2 million.

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

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of December 31, 2021, borrowings under the Term Loan Facility totaled $76.8 million net of issuance cost with an annual interest rate of 3.0% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $5.0 million with an annual interest rate of 3.0% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligation.

Equity Price Risk

On August 7, 2017, we issued approximately $85.0 million aggregate principal amount of 3.75% Convertible Notes due 2022. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 174.8252 shares of common stock per $1,000 principal amount of the 3.75% Convertible Notes due 2022, which is equivalent to a conversion price of approximately $5.72 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.72 upon conversion of the 3.75% Convertible Notes due 2022. As of December 31, 2021 the remaining outstanding principal amount of 3.75% Convertible Notes due 2022 is $2.9 million. For every $1 that the share price of our common stock exceeds $5.72, we expect to issue an additional $0.5 million in cash or shares of our common stock, or a combination thereof, if all of the 3.75% Convertible Notes due 2022 are converted.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Provisions in the indenture for the Notes, the credit agreement for our Credit Facility, our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

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

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China and was subsequently declared a pandemic, which has affected, and continues to affect, the worldwide economy, global operations and global supply chains. In addition, new variants of COVID-19 that are more contagious have also spread throughout the world. The COVID-19 pandemic continues to be prevalent and related government and private sector responsive actions have impacted and will likely continue to adversely affect our business operations. Although vaccines are now available, deployment of such vaccines around the world has been slow and the impact on any potential recovery is unclear. It is impossible to predict the full extent of the effects of the COVID-19 pandemic on our business, operations, financial condition or the economy.

Governments, public institutions, and other organizations have taken and are taking certain preventative or protective measures to combat the spread of the pandemic. While we are unable to predict the full impact of the pandemic, we are closely monitoring the trends in the COVID-19 pandemic and are continually assessing its current and potential effects on our business. As a result of timing delays caused by the COVID-19 pandemic, we have and are continuing to experience disruptions in our sales and revenue cycle as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. These timing delays have been a result of various factors driven by the COVID-19 pandemic, including disruptions in the operations of our customers that have redirected customer resources to the COVID-19 response and away from purchases of capital equipment such as our products, disruptions and restrictions on our ability to travel to customer sites, disruptions in our supply chain, and manufacturing interruptions. We have also experienced delays in payment and planned installations as a result of the changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. A few customers have also requested to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, as the pandemic and its effects continue, more customers may ask for the same, particularly if the effects of the COVID-19 pandemic deepen or worsen.

In addition, the COVID-19 pandemic continues to impact the global supply chain, causing disruptions to service providers, logistics and the flow and availability of supplies and products. In particular, we have experienced disruptions in parts of our supply chain that have resulted in delays in the receipt of certain components for our products as well as increased pricing pressure for such parts. These ongoing supply chain challenges and heightened logistics costs have affected our gross margins and net income (loss), and our current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses at least through the remainder of the fiscal year 2022, if not longer. Furthermore, certain parts required for the manufacture and servicing of our products are scarce and becoming increasingly difficult to source even at increased prices. If such parts become unavailable to us, we would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss). Additionally, to protect the health and well-being of our employees, suppliers, and customers, we have also made modifications to employee travel and limited non-essential work travel, implemented remote work arrangements as most employees are advised to work from home, and cancelled or shifted most of our conferences and other marketing events to virtual through fiscal year 2022. In addition, other impacts of the COVID-19 pandemic have included and could include significant and unpredictable reductions in the demand for our products, a deepening of the changes to the operations and workflows of our customers that could result in increased customer defaults or delays in payment; additional delays, cancellations and redirection of planned capital expenditures and installations of our system by our customers to focus resources on COVID-19; disruptions in our supply chain or a reduction or interruption in any of our manufacturing processes resulting in our inability to meet demand for our products or services; or closures of our key facilities or the facilities of our customers or suppliers. For example, our cancellations of orders have increased due to the COVID-19 pandemic. Further, a lack of coordinated response on or compliance with risk mitigation and vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business.

In addition, there has been ongoing disruption and uncertainty in the economy related to the pandemic, including supply chain disruption, labor shortages and uncertainty in the financial markets, which has adversely impacted our revenue, net income (loss) and cash flow. We have also incurred additional expenses required to mitigate such impacts. These impacts could continue to affect our business as the COVID-19 pandemic progresses. The impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, while the economy has begun to recover to some extent from the slowdown that occurred in 2020 as a result of the COVID-19, the extent to which our operations and financial condition are affected by the COVID-19 pandemic, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted at this time and are uncertain, including the spread, severity and potential resurgence of COVID-19, the impact of new COVID-19 variants, vaccination deployment efforts, and how long the pandemic and associated health measures will last, among others. The situation is developing rapidly and additional impacts may arise that we are not aware of currently, however, the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, the COVID-19 pandemic and the various responses to it, may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.

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

In addition to achieving market acceptance of our products and the need to educate physicians and others about the benefits of our products, the CyberKnife and TomoTherapy platforms are major capital purchases, and purchase decisions are greatly influenced by hospital administrators who are subject to increasing pressures to reduce costs. In addition, hospitals and other health professionals have reduced staffing and reduce or postpone meetings with potential suppliers in response to the spread of an infectious disease, such as COVID-19, effectively delaying the decision on potential purchases of new products such as ours. These and other factors, including the following, may affect the rate and level of market acceptance of the CyberKnife and TomoTherapy platforms:

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

As of December 31, 2021, we had an accumulated deficit of $488.0 million. We may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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
•
increased labor costs;
•
delays in receipt of or increased costs related to critical components parts, including as a result of supply chain disruptions;
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

In August 2017, we issued $85.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2022 (the “3.75% Convertible Notes due 2022”). In May 2021, we issued $100.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2026 (the “3.75% Convertible Notes due 2026” and collectively, with the 3.75% Convertible Notes due 2022, the “Notes”). As our debt matures, we anticipate having to expend significant resources to either repay or refinance the Notes. For example, in May 2021, in connection with the issuance of the 3.75% Convertible Notes due 2026, we (i) exchanged approximately $82.1 million aggregate principal amount of our 3.75% Convertible Notes due 2022 for approximately $97.1 million aggregate principal amount of 3.75% Convertible Notes due 2026 and (ii) sold approximately $2.9 million aggregate principal amount of 3.75% Convertible Notes due 2026 for cash. If we decide to, or are required to, refinance the Notes in the future, we may be required to do so on different or less favorable terms or we may be unable to refinance the Notes at all, both of which may adversely affect our financial condition.

In May 2021, we entered into a credit agreement that provided us with a five-year $80.0 million term loan (the “Term Loan Facility”) and $40.0 million revolving credit facility (the “Revolving Credit Facility” and together with the “Term Loan Facility”, the "Credit Facilities”). The proceeds from the Credit Facilities, plus available cash on hand, were used to repay all outstanding borrowings under our prior credit facility.

As of December 31, 2021, we had total consolidated liabilities of approximately $424.5 million; including long-term liability of the Notes of $100.2 million, the Revolving Credit Facility of $5.0 million and the Term Loan Facility of $76.8 million, of which $4.7 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

•
affecting our ability to satisfy our obligations under the Notes and Credit Facilities;
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

The credit agreement governing the Credit Facilities also include certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case, subject to certain exceptions. In addition, such agreements require us to meet certain financial covenants, including a consolidated fixed charge coverage ratio and consolidated senior net leverage ratio, as defined in the credit agreement governing the Credit Facilities. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because substantially all of our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by our lenders. From time to time, we may not be in compliance with such covenants or other terms governing the Credit Facilities and we may be required to obtain waivers or amendments to the credit agreement from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing the Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Our operating results, including our quarterly orders, revenues and margins fluctuate from quarter to quarter and may be unpredictable, which may result in a decline in our stock price.

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of new product or product enhancement announcements by us and our competitors, the timing of regulatory approvals, changes in price by us and our competitors as well as changes or anticipated changes in third‑party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during a volatile economic environment where we have had customers delay or cancel orders. The timing of when orders are placed, when installation, delivery or shipping, as applicable, is accomplished and when revenue is recognized affect our quarterly results. Further, because of the high unit price of the CyberKnife and TomoTherapy platforms and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy platform can represent a significant percentage of our net orders, backlog or revenue for a particular quarter and shifts in sales or installation from one quarter to another may have significant effects. For example, multi-system sales or sales involving negotiations with integrated delivery networks involve additional complexities to the transaction and require a longer timeline to finalize the sale, which make it more difficult to predict the quarter in which the sale will occur. In addition, we have experienced and are continuing to experience delays in orders and installations due to the impact of the COVID-19 pandemic at our customer sites. To protect the health and well-being of our employees, suppliers, and customers, we have also made modifications to employee travel and limited non-essential work travel. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time.

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. The COVID-19 pandemic has adversely impacted the pace at which the backlog converts to revenue. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 and 2021 caused by the COVID-19 pandemic, which resulted in decreased revenue for these periods. We expect that such delays in deliveries and installations will continue to some degree into fiscal 2022, which would have a negative impact on our revenue during such period. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

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
•
delays in our manufacturing processes or unexpected manufacturing difficulties, including due to COVID-19 related supply chain and logistics challenges;
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

We report our orders and backlog on a quarterly and annual basis. Unlike revenues, orders and backlog are not defined by U.S. GAAP, and are not within the scope of the audit conducted by our independent registered public accounting firm. Also, for the reasons discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Order cancellation or significant delays in installation date will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenues. Based on historical experience, approximately 23% of our $1,032.2 million open contracts as of December 31, 2021 may never result in revenue due to cancellation. In addition, we have experienced an increase in cancellations beyond historical levels due to the uncertainties surrounding the effects of the COVID-19 pandemic. Particularly high levels of cancellations or age‑outs in one or more periods may cause our revenue and gross margins to decline in current or future periods and will make it difficult to compare our operating results from quarter to quarter. We cannot assure you that our backlog will result in revenue on a timely basis or at all, or that any cancelled contracts will be replaced.

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

Since the beginning of 2018, there has been increasing public threats and, in some cases, legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife platforms, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from our suppliers. China has responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which include certain of our products. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by the U.S. and Chinese leaders. Although the U.S. and China signed an initial trade deal in January 2020 and China announced a one year tariff exemption for medical linear accelerators in September 2019 (which was further extended through May 31, 2022 and we have submitted documentation in support of a longer-term extension), there has been a change in the U.S. presidential administration and, for that, and other reasons, there is no assurance that the trade deal will be signed or that the exemption on medical linear accelerators will continue beyond the extended term or that we will continue to qualify for such exemption. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. Concerns over economic and political stability, the availability of fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic, the level of U.S. national debt, currency fluctuations and volatility, the rate of growth of Japan, China and other Asian economies, unemployment, the availability and cost of credit, inflation levels, trade relations, the duration and severity of the COVID-19 pandemic, energy costs and geopolitical uncertainty have contributed to increased volatility and diminished expectations for the economy and the markets.

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

On January 31, 2020, the United Kingdom (“UK”) formally withdrew from the EU and entered into a new trade agreement with the EU that took effect on January 1, 2021. The withdrawal of the UK from the EU has created significant uncertainty about the future relationship between the UK and the EU.

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

While we have not experienced any material financial impact from Brexit on sales within the UK to date, we cannot predict its future implications. The withdrawal of the UK from the EU and full implementation of a new trade agreement could result in changes that impact our business. For example, the UK Medicines and Healthcare Products Regulatory Agency (“MHRA”) established new UK regulations for medical devices whereby the UK will continue to accept the CE mark through June 30, 2023 and thereafter, the UK will require its own product registration and UK Conformity Assessed (“UKCA”) mark to be placed on medical devices sold in the UK market, including our products. We have registered our products with the UK MHRA authority. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory and other negotiations the UK conducts as well as its enactment, interpretation and enforcement of new laws and regulations, such as the UK Data Protection Act and UK GDPR, which substantially implements the GDPR in the UK, and other UK data protection laws or regulations that may develop in the medium to longer term, affecting matters such as data transfers to and from the UK. We continue to monitor and review the impact of any resulting changes to EU or UK law that could affect our operations.

If we encounter manufacturing problems, or if our manufacturing facilities do not continue to meet federal, state or foreign manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, which would result in delays and lost revenue.

The CyberKnife and TomoTherapy platforms are complex and require the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our linear accelerator components are extremely complex devices and require significant expertise to manufacture, and we may encounter difficulties in scaling up production of the CyberKnife or TomoTherapy platforms, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel, the long lead time required to develop additional radiation shielded facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. In addition, the COVID-19 pandemic has and may continue to impact the supply of key components such that we may not receive them in a timely manner, in sufficient quantities, or at a reasonable cost. We may also experience limitations in the availability of qualified personnel as a result of shelter-in-place rules, quarantine requirements, or illness. If component supply or our manufacturing capacity does not keep pace with demand, we will not be able to fulfill product orders or service our products in a timely manner, which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

Our manufacturing processes and the manufacturing processes of our third‑party suppliers are required to comply with the FDA’s Quality System Regulations (“QSR”) for any products imported into, or sold within, the U.S. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production process and controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state licensing and other requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with International Organization for Standardization (“ISO”), quality system standards in order to produce products for sale in Europe and Canada, as well as various other foreign laws and regulations. Because our manufacturing processes include the production of diagnostic and therapeutic X‑ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic inspections, some of which may be unannounced. We have been and anticipate in the future being subject to such inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue Inspectional Observations on Form FDA 483, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters.

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

Our success depends on the successful development, regulatory clearance or approval, introduction and commercialization of new generations of products, treatment systems, and enhancements to and/or simplification of existing products that will meet our customers’ needs provide novel features and compete favorably in the market. The CyberKnife and TomoTherapy platforms, which are currently our principal products, are technologically complex and must keep pace with, among other things, the products of our competitors and new technologies. We are making significant investments in long‑term growth initiatives. Such initiatives require significant capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products or make them less desirable or even obsolete. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of new products or enhancements. Our inability to develop, gain regulatory approval for or supply competitive products to the market as quickly and effectively as our competitors could limit market acceptance of our products and reduce our sales.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past. For example, although we have not initiated any product recalls to date in fiscal 2022, in fiscal year 2021, we voluntarily initiated one recall related to the TomoTherapy platform and one recall on the CyberKnife platform, both of which were reported to the FDA. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Our reliance on single‑source suppliers for critical components of the CyberKnife and TomoTherapy platforms could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy platforms, including, with respect to the CyberKnife platform, the robot, couch and magnetron and, with respect to the TomoTherapy platforms, the couch, solid state modulator and magnetron. In addition, as a result of the disruption that the COVID-19 pandemic has caused to the global supply chain, we have experienced and continue to experience disruptions in parts of our supply chain, which has caused delays in the receipt of certain component parts for our products and increased pricing pressure for such parts, including with respect to parts purchased from our single-source suppliers, adversely affecting our gross margins in the near term, and increasing the risk that these supply chain disruptions could materially affect our ability to meet customer demand. Furthermore, if these suppliers were to limit or reduce the sale of such components to us, or or if these suppliers were to experience financial difficulties, supply chain or other problems, including those relate to the effects of the COVID-19 pandemic, that prevented them from supplying us with the necessary components, these events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our results of operations. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

We generally do not maintain large volumes of inventory, which makes us even more susceptible to harm if a single source supplier fails to deliver components on a timely basis, and maintaining our historical levels of inventory has been adversely impacted by the COVID-19 pandemic. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife or TomoTherapy platforms, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. The disruption or termination of the supply of key components for the CyberKnife or TomoTherapy platforms could harm our ability to manufacture our products in a timely manner or within budget, harm our ability to generate revenue, lead to customer dissatisfaction and adversely affect our reputation and results of operations.

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

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss, unavailability of or damage to intellectual property through a cyberattack (including ransomware and other attacks) or other security breach or incident. Regardless of the resources we allocate and the effectiveness with which we manage them, we face a risk of cyberattacks and other security breaches and incidents. Any cyberattacks or other security breaches or incidents we suffer could expose us to a risk of lost or corrupted information, unavailability of information, unauthorized disclosure of information, claims, litigation and possible liability to employees, customers and others, and investigations and proceedings by regulatory authorities. In addition, we have moved some of our data and information to a cloud computing system, where applications and data are hosted, accessed and processed through a third party provider over a broadband internet connection. Consequently, we are dependent on the security measures of the provider of this cloud computing system, and we may also utilize third-party providers for other services such as human resources, electronic communications and financial functions. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. Further, we could be subject to outages, cyberattacks, and other security breaches and incidents suffered by the third party service provider. Currently, during the COVID-19 pandemic, more of our personnel and the personnel of our service providers are working remotely, which increases the risks of security breaches and cyberattacks.

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

In addition, privacy and security breaches and incidents arising from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized person or to the public and may compromise our security systems. There can be no assurance that any efforts we make to prevent against such privacy or security breaches or incidents will prevent breakdowns or breaches or incidents in our systems or those of our third-party service providers that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received in the past and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties, which, if successful, could pose a risk of loss, unavailability, or corruption of, or unauthorized access to or acquisition of, data, risk to patient safety and risk of product recall. As the techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Third-party service providers store and otherwise process certain personal data and other confidential or proprietary information of ourselves and third parties on our behalf, and these service providers face similar risks. Moreover, we manufacture and sell hardware and software products that allow our customers to store confidential information about their patients. Both types of products are often connected to and reside within our customers’ information technology infrastructures. We do not have measures to configure or secure our customers’ equipment or any information stored in our customers’ systems or at their locations, which is the responsibility of our customers. While we have implemented security measures designed to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and may not be recognized until launched against a target. A network security or systems security breach of incident suffered by ourselves or our third-party service providers or other events that cause the loss or unauthorized use or disclosure of, or access by third parties to, sensitive information stored by us or our customers, or the perception that any of these have occurred, could have serious negative consequences for our business, including loss of information, indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our customers to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could have an adverse effect on our financial results.

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

Data transfer and localization requirements also appear to be increasing and becoming more complex. With regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable EU member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees and European customers and users, both the EU-U.S. Privacy Shield and EU Model Clauses have been subject to legal challenge. In July 2020, the Court of Justice of the European Union (“CJEU”) released a decision in the Schrems II case (Data Protection Commissioner v. Facebook Ireland, Schrems) (the “CJEU Decision”), declaring the EU-U.S. Privacy Shield invalid and imposing additional obligations in connection with the use of another mechanism for cross-border personal data transfers from the European Economic Area (“EEA”), standard contractual clauses issued by the European Commission (the “SCCs”). Although the SCCs remain a valid means to transfer personal data from the EEA, the CJEU imposed additional obligations in connection with the use of the SCCs and, on June 4, 2021, the European Commission issued revised SCCs that address certain concerns of the CJEU. The former SCCs could be used for new data transfers during a three-month transition that ended September 27, 2021. Existing data transfers relying on the old SCCs can continue to be in effect until December 27, 2022, after which the revised SCCs will be required for all data transfers. The CJEU Decision, the revised SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

Other jurisdictions have adopted laws and regulations addressing privacy, data protection, data security, or other aspects of data processing, such as data localization. For example, the People’s Republic of China and Russia have passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data if certain data quantity thresholds are triggered. Additionally, the Personal Information Protection Law (“PIPL”) of the People’s Republic of China (“PRC”), was adopted on August 20, 2021, and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renmibi or 5% of a covered company’s revenue in the prior year. We may be required to modify our policies, procedures, and data processing measures in order to address requirements under these or other privacy, data protection, or cyber security regimes, and may face claims, litigation, investigations, or other proceedings regarding them and may incur related liabilities, expenses, costs, and operational losses.

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

Customer service is a critical element of our sales strategy. Third party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of COVID-19, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, we have experienced delays in shipment of parts to customers as well as increased freight and logistics expenses, which may intensify if the COVID-19 pandemic continues to disrupt the global supply chain. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs to continue through at least the remainder of fiscal year 2022, if not longer. If this continues for longer than we expect or if any of the above occurs our customers may experience further delays or and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of December 31, 2021, customer contracts with extended payment terms of more than one year amounted to approximately 6% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. In addition, as a result of the COVID-19 pandemic and the resulting disruption to the operations of our customers, we have experienced and may continue to experience increased requests by our customers for extended payment terms as well as temporary suspensions of service and the corresponding payment obligations. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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
•
the failure of a collaboration, partnership, strategic alliance, joint venture or other third-party relationship to meet our performance and financial expectations, which could adversely impact our ability to meet internal forecasts and expectations. For example, in the second quarter of fiscal 2021, revenue recognized from the JV was lower than expected due to the JV not achieving its plan for the quarter, which adversely affected our revenue and adjusted EBITDA;

•
the process for customers of the collaboration, partnership, alliance or joint venture to comply with local or foreign regulatory requirements that may be required to purchase our products may cause delays in the collaborator, partner, alliance partner or joint venture’s ability to conduct business. For example, any delays in the JV obtaining necessary regulatory clearances for a Class B device, in customers in China obtaining Class A or Class B user licenses or in the subsequent tender process to complete the sale could affect the JV’s expected ability to initiate sales, recognize revenue and achieve revenue and orders expectations in China;
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

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time consuming, and costly, and we may not be able to successfully complete identified acquisitions. Other companies may compete with us for these strategic opportunities. In addition, even if we successfully complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations or timely and effectively commence operations because the process of integration could be expensive, time consuming and may strain our resources. Furthermore, the products and technologies that we acquire may not be successful or may require significantly greater resources and investments than we originally anticipated. Implementing or acquiring new lines of business or offering new products and services within existing lines of business can affect the sales and profitability of existing lines of business or products and services, including as a result of sales channel conflicts. With respect to any acquisition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors. Future acquisitions could also result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or expenses or other charges, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock. Further, acquisition targets may also operate in foreign jurisdictions with laws and regulations with which we have limited familiarity, which could adversely impact our ability to comply with such laws and regulations and may lead to increased litigation risk. Such laws may also offer us inadequate or less intellectual property protection relative to U.S. laws, which may impact our ability, as well as the ability of the acquisition target to safeguard our respective intellectual property from infringement and misappropriation. As a result of these and other factors, we may not realize the expected benefits of any acquisition or such benefits may not be realized at expected levels or within the expected time period. The failure to successfully consummate such strategic transactions and effectively integrate and execute following such consummation may have an adverse impact on our growth, profitability, financial position and results of operations.

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

At December 31, 2021, we had $123.2 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Since the enactment of the ACA, CMS continues its efforts to move away from fee for service payments for furnishing items and services in Medicare. On September 18, 2020 CMS released the Medicare Program; Specialty Care Models to Improve Quality of Care and Reduce Expenditures final rule. Within this rule, CMS implemented a Radiation Oncology Alternative Payment Model (RO-APM). On July 19, 2021 CMS released the Medicare Hospital Outpatient Prospective Payment System and Ambulatory Surgical Center Payment System Proposed Rule that proposed additional changes to the RO-APM. The RO-APM is a mandatory model that is intended to test whether changing the from a traditional volume-based fee-for-service payment model to a prospective, site neutral, modality agnostic, episode-based payment model will reduce Medicare expenditures while preserving or enhancing the quality of care. This model requires participation from 30% of all eligible Medicare fee-for-service radiation therapy episodes and, with a few minor exceptions, radiotherapy providers who are selected by CMS will be required to participate in this model. Due to the COVID-19 pandemic, implementation of the RO-APM has been delayed several times. Currently, The RO-APM has a five-year model performance period that is currently set to begin on January 1, 2023. It is unclear what impact, if any, the RO-APM and other government payer initiatives will have on our business and operating results, but uncertainties surrounding the new payment model or other initiatives could pause or otherwise delay the purchase of our products by our customers and any resulting decrease in reimbursement to our customers may result in reduced demand for our services.

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

The stock market in general has recently experienced relatively large price and volume fluctuations, particularly in response to new news on the COVID-19 pandemic. In addition, the trading prices of the stock of healthcare companies of our size can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of these companies. Our stock price has experienced periods of volatility, including in recent quarters. Broad market fluctuations may also harm our stock price. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Any negative change in the public’s perception of the prospects of companies that employ similar technology or sell into similar markets could also depress our stock price, regardless of our actual results.

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

Provisions in the indenture for the Notes, the credit agreement for our Credit Facilities, our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

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

A change of control will also trigger an event of default under the Credit Facilities. If an event of default occurs, the agent for the lenders under the Credit Facilities may, at its discretion, suspend or terminate any of the lenders’ loan obligations thereunder and/or declare all or any portion of the loan then‑outstanding under the Credit Facilities, including all accrued but unpaid interest thereon, to be accelerated and immediately due and payable.

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

Date: January 28, 2022
	By:	/s/ Joshua H. Levine
Joshua H. Levine
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandy Green
Brandy Green
Vice President & Interim Chief Financial Officer
(Principal Financial Officer)