Form 10-Q
period 2022-03-31
ACCURAY INC
filed 2022-04-29
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 18, 2022, there were 92,802,213 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$97,839	$116,369
Restricted cash	205	560
Accounts receivable, net of allowance for credit losses of $1,058 and $1,048 as of March 31, 2022 and June 30, 2021, respectively (a)	89,295	85,360
Inventories	137,519	125,929
Prepaid expenses and other current assets (b)	21,987	21,547
Deferred cost of revenue	351	3,008
Total current assets	347,196	352,773
Property and equipment, net	12,220	12,332
Investment in joint venture	14,251	15,935
Operating lease right-of-use assets, net	17,851	22,522
Goodwill	58,000	57,960
Intangible assets, net	286	435
Restricted cash	1,244	1,272
Other assets	18,388	16,869
Total assets	$469,436	$480,098
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,364	$19,467
Accrued compensation	25,461	26,865
Operating lease liabilities, current	8,351	8,169
Other accrued liabilities	26,018	27,471
Customer advances	24,363	24,937
Deferred revenue	76,732	81,660
Short-term debt	8,051	3,790
Total current liabilities	201,340	192,359
Long-term liabilities:
Operating lease liabilities, non-current	11,929	17,441
Long-term other liabilities	6,812	7,766
Deferred revenue	24,550	23,685
Long-term debt	173,196	170,007
Total liabilities	417,827	411,258
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of March 31, 2022 and June 30, 2021, respectively; issued and outstanding: 92,802,213 and 90,821,661 shares at March 31, 2022 and June 30, 2021, respectively	93	91
Additional paid-in-capital	539,383	554,680
Accumulated other comprehensive income	1,203	2,093
Accumulated deficit	(489,070)	(488,024)
Total stockholders' equity	51,609	68,840
Total liabilities and stockholders' equity	$469,436	$480,098

(a)
Includes trade receivable from the China joint venture, an equity method investment of $24,146 and $8,822 at March 31, 2022 and June 30, 2021, respectively. See Note 14.
(b)
Includes other receivable from the China joint venture, an equity method investment of $616 and $187 at March 31, 2022 and June 30, 2021, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net revenue:
Products (a)	$43,198	$47,439	$156,678	$120,502
Services (b)	52,971	55,123	163,208	164,851
Total net revenue	96,169	102,562	319,886	285,353
Cost of revenue:
Cost of products	28,371	27,709	95,400	69,237
Cost of services	33,014	35,311	107,551	100,340
Total cost of revenue (c)	61,385	63,020	202,951	169,577
Gross profit	34,784	39,542	116,935	115,776
Operating expenses:
Research and development (d)	14,104	13,268	43,183	37,372
Selling and marketing	10,798	10,567	35,302	29,813
General and administrative	10,174	11,281	32,350	30,498
Total operating expenses	35,076	35,116	110,835	97,683
Income (loss) from operations	(292)	4,426	6,100	18,093
Income (loss) on equity method investment, net	1,946	(68)	774	1,021
Other expense, net	(2,293)	(4,027)	(7,451)	(12,981)
Income (loss) before provision for income taxes	(639)	331	(577)	6,133
Provision for income taxes	407	721	1,318	1,352
Net income (loss)	$(1,046)	$(390)	$(1,895)	$4,781
Net income (loss) per share - basic	$(0.01)	$(0.00)	$(0.02)	$0.05
Net income (loss) per share - diluted	$(0.01)	$(0.00)	$(0.02)	$0.05
Weighted average common shares used in computing net income per share:
Basic	92,761	93,123	91,780	92,106
Diluted	92,761	93,123	91,780	93,422
Net income (loss)	$(1,046)	$(390)	$(1,895)	$4,781
Foreign currency translation adjustment	(1,013)	(2,102)	(890)	1,199
Comprehensive income (loss)	$(2,059)	$(2,492)	$(2,785)	$5,980

(a)
Includes sales to the China joint venture, an equity method investment of $17,442 and $32,177 for the three and nine months ended March 31, 2022 and $1,633 and $5,954 for the three and nine months ended March 31, 2021, respectively. See Note 14.
(b)
Includes sales to the China joint venture, an equity method investment of $2,326 and $7,820 for the three and nine months ended March 31, 2022 and $4,934 and $10,197 for the three and nine months ended March 31, 2021, respectively. See Note 14.

(c)
Includes cost of revenue from sales to the China joint venture, an equity method investment of $14,838 and $29,086 for the three and nine months ended March 31, 2022 and $2,387 and $7,088 for the three and nine months ended March 31, 2021, respectively.
(d)
Includes chargeback to the China joint venture, an equity method investment related to research and development project of $549 and $1,543 for the three and nine months ended March 31, 2022 $0 and $430 for the three and nine months ended March 31, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2021	90,821,661	$91	$554,680	$2,093	$(488,024)	$68,840
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	(25,633)	—	849	(24,784)
Issuance of restricted stock	97,315	—	—	—	—	—
Share-based compensation	—	—	2,506	—	—	2,506
Net loss	—	—	—	—	(1,028)	(1,028)
Cumulative translation adjustment	—	—	—	231	—	231
Balance at September 30, 2021	90,918,976	$91	$531,553	$2,324	$(488,203)	$45,765
Exercise of stock options, net	331,401	1	1,223			$1,224
Issuance of restricted stock	1,061,356	—	(258)	—	—	(258)
Issuance of common stock under employee stock purchase plan	421,798	1	1,523	—	—	1,524
Share-based compensation	—	—	2,668	—	—	2,668
Net income	—	—	—	—	179	179
Cumulative translation adjustment	—	—	—	(108)	—	(108)
Balance at December 31, 2021	92,733,531	$93	$536,709	$2,216	$(488,024)	$50,994
Issuance of restricted stock	68,682	—	—	—	—	—
Share-based compensation	—	—	2,674	—	—	2,674
Net loss	—	—	—	—	(1,046)	(1,046)
Cumulative translation adjustment	—	—	—	(1,013)	—	(1,013)
Balance at March 31, 2022	92,802,213	$93	$539,383	$1,203	$(489,070)	$51,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2020	91,178,108	$91	$545,741	$(484)	$(481,713)	$63,635
Issuance of restricted stock	95,575	—	—	—	—	—
Share-based compensation	—	—	1,910	—	—	1,910
Net income	—	—	—	—	402	402
Cumulative translation adjustment	—	—	—	1,493	—	1,493
Balance at September 30, 2020	91,273,683	$91	$547,651	$1,009	$(481,311)	$67,440
Exercise of stock options, net	17,175	—	66	—	—	66
Issuance of restricted stock	1,117,816	—	(343)	—	—	(343)
Issuance of common stock under employee stock purchase plan	580,663	1	1,041	—	—	1,042
Share-based compensation	—	—	2,995	—	—	2,995
Net income	—	—	—	—	4,769	4,769
Cumulative translation adjustment	—	—	—	1,809	—	1,809
Balance at December 31, 2020	92,989,337	$92	$551,410	$2,818	$(476,542)	$77,778
Exercise of stock options, net	191,833	1	789	—	—	790
Issuance of restricted stock	79,484	—	—	—	—	—
Share-based compensation	—	—	2,474	—	—	2,474
Net loss	—	—	—	—	(390)	(390)
Cumulative translation adjustment	—	—	—	(2,102)	—	(2,102)
Balance at March 31, 2021	93,260,654	$93	$554,673	$716	$(476,932)	$78,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(1,895)	$4,781
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,244	4,892
Share-based compensation	7,911	7,097
Amortization of debt issuance costs	594	1,086
Accretion of interest on debt	—	3,757
Provision for credit losses	241	78
Non-cash revenue transactions related to joint venture contribution	—	(1,365)
Provision for write-down of inventories	2,826	4,553
Loss on disposal of property and equipment	28	62
Income on equity method investment	(774)	(1,021)
Release (deferral) of equity method investment intra-entity profit on sales	3,559	(185)
Changes in assets and liabilities:
Accounts receivable	(4,611)	22,202
Inventories	(15,854)	(7,007)
Prepaid expenses and other assets	(2,656)	618
Deferred cost of revenue	2,657	1,272
Accounts payable	13,013	(5,028)
Operating lease liabilities, net	(666)	(473)
Accrued liabilities	(3,366)	693
Customer advances	(326)	710
Deferred revenues	(2,681)	(4,405)
Net cash provided by operating activities	2,244	32,317
Cash flows from investing activities
Purchases of property and equipment	(3,321)	(1,427)
Additional investments in joint venture	—	(79)
Net cash used in investing activities	(3,321)	(1,506)
Cash flows from financing activities
Proceeds from employee stock plans	1,224	1,042
Proceeds from exercise of options	1,524	855
Taxes paid related to net share settlement of equity awards	(258)	(343)
Paydown under the Company's prior term loan and amendment cost, net	—	(10,500)
Paydown under Term Loan	(3,000)	—
Repayments under the Company's prior revolving credit facility, net	—	(447)
Repayments under Revolving Credit Facility, net	(15,000)	—
Net cash used in financing activities	(15,510)	(9,393)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,326)	127
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,913)	21,545
Cash, cash equivalents and restricted cash at beginning of period	118,201	109,911
Cash, cash equivalents and restricted cash at end of period	$99,288	$131,456
Supplemental disclosures of cash flow information:
Write-off of previously reserved accounts receivable	$—	$3,617
Reclassification of equity component of convertible notes into liabilities upon adoption of ASU 2020-06	25,633	—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 17, 2021.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”) and has resulted in a worldwide pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the effects of and response to the pandemic are rapidly evolving and new information is regularly coming to light, particularly as new COVID-19 variants emerge. The Company's customers are diverting resources to treat COVID-19 patients and deferring non-urgent and elective procedures. Some customers, which include hospitals, major academic medical centers, and other related entities, have incurred significant losses during the COVID-19 pandemic due to reduced patient volume. These impacts on the Company's customers may adversely affect their ability to meet their financial and other contractual obligations, including to the Company. Furthermore, global economic uncertainty, including labor shortages and disruptions in the global supply chain, related to the COVID-19 pandemic may result in an incremental adverse impact on revenue, net income (loss) and cash flow and may require significant additional expenditures or cost-cutting to mitigate such impacts. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

The Company’s financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic is adversely impacting the pace at which the Company’s backlog converts to revenue. This is primarily the result of pandemic-related delays in the timing of deliveries and installations, which has adversely affected our revenue. The Company has experienced such delays in deliveries and installations since the third quarter of fiscal year 2020 and expects that such delays in will continue at least through the end of the calendar year of 2022, if not longer, which could have a negative impact on revenue. The Company has experienced disruptions in its sales cycle as well as delays in customer payments and service agreements. The Company has also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations. While the Company has only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same in the future.

In addition, as the COVID-19 pandemic continues to impact the global supply chain, disruptions in parts of our supply chain have resulted in delays in the receipt of certain components for our products as well as increased pricing pressure for such parts. These ongoing supply chain challenges and heightened logistics costs have adversely affected the Company's gross margins and net income (loss), and the Company’s current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of the calendar year of 2022, if not longer. Furthermore, certain parts required for the manufacture and servicing of the Company's products, such as electronic components, are scarce and becoming increasingly difficult to source even at increased prices. If such parts become unavailable to the Company, it would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss).

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

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. However, the Company is unable to predict with certainty the impact of the COVID-19 pandemic, including its effect on global supply chain and logistics, will have on its ability to maintain compliance with the debt covenants contained in the credit agreement related to its Credit Facilities (as such terms are defined in Note 10 below), including financial covenants regarding the consolidated fixed charge coverage ratio and consolidated senior net leverage ratio. The Company was in compliance with such covenants at March 31, 2022. Failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or amendments to the credit agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

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

Significant Accounting Policies

Other than the policy adoption discussed below under Accounting Pronouncements Recently Adopted, there have been no changes in the Company’s significant accounting policies during the nine months ended March 31, 2022 compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Changes in the contract assets and contract liabilities are as follows:

	March 31, 2022	June 30, 2021
(Dollars in thousands)	Amount	Amount
Contract Assets:
Unbilled accounts receivable – current (1)	$8,204	$12,354
Interest receivable – current (2)	547	512
Long-term accounts receivable (3)	4,906	4,970
Interest receivable – non-current (3)	762	1,083
Contract Liabilities:
Customer advances	24,363	24,937
Deferred revenue – current	76,732	81,660
Deferred revenue – non-current	24,550	23,685

(1)
Included in accounts receivable on the Company’s consolidated balance sheet
(2)
Included in prepaid expenses and other current assets on the Company’s consolidated balance sheet
(3)
Included in other assets on the Company’s consolidated balance sheet

During the quarter ended March 31, 2022, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. Contract liabilities changed due to changes in the timing of recognition of revenue for system sales for which the warranty has not yet started and was deferred and due to changes in transaction price.

During the three and nine months ended March 31, 2022, the Company recognized revenues of $12.5 million and $71.2 million, respectively, which were included in the deferred revenues balances at June 30, 2021.

During the three and nine months ended March 31, 2021, the Company recognized revenues of $6.5 million and $23.7 million, respectively, which were included in the deferred revenues balances at June 30, 2020.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of March 31, 2022, total remaining performance obligations amounted to $1,121.8 million. Of this total amount, $70.1 million related to long-term warranty and service, such as non-cancellable post contract services and system warranty, which is expected to be recognized over the remaining service period and warranty period for systems that have been delivered, respectively.

The following table represents the Company's remaining performance obligations related to long-term warranty and non-cancellable post warranty services as of March 31, 2022 and the estimated revenue expected to be recognized (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

	Fiscal years of revenue recognition
(Dollars in thousands)	2022	2023	2024	Thereafter
Long-term warranty and service	$8,596	$28,337	$18,202	$14,993

For the remaining $1,051.7 million of performance obligations, the Company estimates 19% to 23% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. The Company anticipates a portion of its open contracts may never result in revenue recognition primarily due to the long sales cycle and factors outside of its control including changes in customers' needs or financial condition, changes in government or health insurance reimbursement policies or changes to regulatory requirements. Based on historical experience, approximately 29% of the Company’s $1,051.7 million remaining performance obligations may never result in revenue.

Capitalized Contract Costs

As of March 31, 2022 and June 30, 2021, the balance of capitalized costs to obtain a contract was $10.7 million and $8.9 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. The Company incurred impairment losses of $0.1 million and $0.4 million, respectively, in the three and nine month periods ended March 31, 2022 and $0.2 million and $0.5 million, respectively, in the three and nine month periods ended March 31, 2021, respectively. During the three and nine months period ended March 31, 2022, the Company recognized $1.0 million and $2.8 million, respectively in expense related to the amortization of the capitalized contract costs. During the three and nine months ended March 31, 2021, the Company recognized $0.8 million and $2.0 million, respectively, in expense related to the amortization of the capitalized contract costs.

Note 4. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $2.8 million and $3.4 million at March 31, 2022 and June 30, 2021, respectively, and are included in Other Assets in the unaudited condensed consolidated balance sheet. The Company evaluates the credit quality of a customer at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near‑term risk of non‑payment. The Company performed an assessment of the allowance for credit losses related to its financing receivables. Based upon such assessment, the allowance for credit losses related to such financing receivables was $0.9 million for the periods ended March 31, 2022 and June 30, 2021.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	March 31, 2022	June 30, 2021
Financing receivable	$6,162	$7,102
Allowance for credit loss	(943)	(943)
Total, net	$5,219	$6,159
Reported as:
Current	$2,458	$2,772
Non-current	2,761	3,387
Total, net	$5,219	$6,159

The Company added and wrote off no amount from the allowance for credit losses during the nine months ended March 31, 2022. The Company added $0.2 million and wrote off $3.6 million from the allowance for credit losses in fiscal year 2021.

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Raw materials	$56,804	$45,301
Work-in-process	17,642	22,014
Finished goods	63,073	58,614
Inventories	$137,519	$125,929

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Furniture and fixtures	$1,783	$1,636
Computer and office equipment	8,677	8,972
Software	5,374	7,477
Leasehold improvements	26,674	26,102
Machinery and equipment	46,411	45,265
Construction in progress	2,043	1,055
	90,962	90,507
Less: Accumulated depreciation	(78,742)	(78,175)
Property and equipment, net	$12,220	$12,332

Depreciation expense related to property and equipment for the three and nine months ended March 31, 2022 was $1.4 million and $4.1 million, respectively. Depreciation expense related to property and equipment for the three and nine months ended March 31, 2021 was $1.5 million and $4.7 million, respectively.

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

The components of accumulated other comprehensive income in the equity section of the Company’s condensed consolidated balance sheet are as follows (in thousands):

	March 31, 2022	June 30, 2021
Cumulative foreign currency translation adjustment	$1,567	$2,457
Defined benefit pension obligation	(364)	(364)
Accumulated other comprehensive income	$1,203	$2,093

Note 5. Leases

The Company has operating leases for corporate offices and warehouse facilities worldwide. Additionally, the Company leases cars, copy machines and laptops that are considered operating leases. Some of the Company’s leases are non-cancellable operating lease agreements with various expiration dates through September 2026. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

Operating lease costs for the three and nine months ended March 31, 2022 were $2.3 million and $7.0 million, not including short-term operating lease costs of $0.1 million and $0.3 million, respectively. Operating lease costs for the three and nine months ended March 31, 2021 were $2.2 million and $6.8 million, not including short-term operating lease costs of $0.1 million and $0.3 million, respectively.

For the three and nine months ended March 31, 2022, cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.4 million and $7.3 million, respectively. Operating lease liabilities arising from operating right-of-use assets, which totaled $0.5 million and $1.5 million for the three and nine months ended March 31, 2022, respectively.

For the three and nine months ended March 31, 2021, cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.4 million and $7.2 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $0.2 million and $0.8 million for the three and nine months ended March 31, 2021, respectively.

Operating lease right-of-use assets and operating lease obligations are represented in the table below (in thousands):

	March 31, 2022	June 30, 2021
Beginning balance operating lease right-of-use asset	$22,522	$28,647
Lease asset added	1,486	1,069
Amortization for the year	(6,157)	(7,194)
Ending balance operating lease right-of-use asset	$17,851	$22,522

Beginning balance operating lease obligation	$25,610	$32,397
Lease liability added	1,486	1,069
Repayment and interest accretion	(6,816)	(7,856)
Ending balance operating lease obligation	$20,280	$25,610

Current portion of operating lease obligation	$8,351	$8,169
Noncurrent portion of operating lease obligation	$11,929	$17,441

Maturities of operating lease liabilities as of March 31, 2022 are presented in the table below (in thousands):

Year Ending June 30,	Amount
2022 (remaining 3 months)	$2,454
2023	9,321
2024	6,437
2025	3,445
2026	91
Thereafter	—
Total operating lease payments	21,748
Less: imputed interest	(1,466)
Present value of operating lease liabilities	$20,282
Weighted average remaining lease term (in years)	2.50
Weighted average discount rate	5.67%

Note 6. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Balance at the beginning of the period	$57,960	$57,717
Currency translation	40	243
Balance at the end of the period	$58,000	$57,960

In the second quarter of fiscal 2022, the Company performed its annual goodwill impairment test and determined that there was no impairment to goodwill. The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of March 31, 2022.

Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, is as follows (in thousands):

		March 31, 2022			June 30, 2021
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	2 - 7	$1,170	$(884)	$286	$1,170	$(735)	$435

During fiscal 2017, the Company purchased a patent license with a useful life of seven years. During the quarter ending March 31, 2020, the Company purchased a patent license for $170 thousand with a useful life of two years. The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of March 31, 2022 and June 30, 2021.

Amortization expense related to intangible assets for the three and nine months ended March 31, 2022, was $0.04 million and $0.2 million, respectively. Amortization expense related to intangible assets for the three and nine months ended March 31, 2021 was $0.06 million and $0.2 million, respectively.

The estimated future amortization expense of acquired intangible assets as of March 31, 2022 is as follows (in thousands):

Year Ending June 30,	Amount
2022 (remaining 3 months)	$36
2023	143
2024	107
2025	—
$286

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

As of March 31, 2022 and June 30, 2021, the Company had the following outstanding forward currency exchange contracts (in notional amount):

	March 31,	As of June 30,
(In thousands and U.S. dollars)	2022	2021
Canadian Dollar	$2,171	$527
Swiss Franc	30,521	8,891
Chinese Yuan	687	1,927
Euro	3,862	19,037
British Pound	863	3,191
Indian Rupee	3,328	7,825
Japanese Yen	8,126	12,803
	$49,558	$54,201

The Company entered into the foreign currency forward contracts on March 31, 2022 and June 30, 2021, respectively, and therefore, there was no amount recorded on the balance sheet.

The following table provides information about gain (loss) associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Foreign currency exchange gain (loss) on forward contracts	$(234)	$108	$(860)	$(1,055)
Foreign currency transactions gain (loss)	(172)	(134)	(947)	490

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

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

As of March 31, 2022, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of approximately $49.6 million. The fair value of the underlying currency based upon the March 31, 2022 exchange rate was approximately $49.6 million, which it considers to be a Level 1 fair value measurement.

As of June 30, 2021, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of approximately $54.2 million. The fair value of the underlying currency based upon the June 30, 2021 exchange rate was approximately $54.2 million, which it considers to be a Level 1 fair value measurement.

The Company’s debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option since an observable quoted price of the 3.75% Convertible Notes (as defined below) is not readily available. The Revolving Credit Facility (as defined below) and the Term Loan (as defined below) are valued at market interest rates, which the Company considers to be a Level 2 fair value measurement. The Company believes that the carrying value of these financial instruments approximate its estimated fair value based on the effective interest rate compared to the current market rate available to the Company and analyzed at quarter-end.

The following table summarizes the carrying value and estimated fair value of the Term Loan, the Revolving Credit Facility, the 3.75% Convertible Notes due 2022 and the 3.75% Convertible Notes due 2026 (in thousands):

	March 31, 2022		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes Due 2022	$2,858	$2,814	$2,712	$3,164
3.75% Convertible Notes Due 2026	97,481	98,312	72,388	108,163
Term Loan Facility	75,908	75,908	78,697	78,697
Revolving Credit Facility	5,000	5,000	20,000	20,000
Total	$181,247	$182,034	$173,797	$210,024

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2022.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2022.

Guarantees

As of March 31, 2022 and June 30, 2021, the Company had various bank guarantees totaling approximately $0.9 million and $1.2 million, respectively, related to bidding processes with customers.

Royalty Agreement

The Company recorded royalty costs of $0.3 million and $1.2 million for the three and nine months ended March 31, 2022, respectively, and $0.4 million and $1.3 million for the three and nine months ended March 31, 2021, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had approximately $2.2 million and $2.3 million accrued liabilities at March 31, 2022 and June 30, 2021, respectively, related to royalty agreements.

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

In May 2021, the Company exchanged approximately $82.1 million aggregate principal amount of 3.75% Convertible Notes due 2022 for approximately $97.1 million aggregate principal amount of 3.75% Convertible Notes due 2026 (as defined below). As of June 30, 2021, $2.9 million aggregate principal amount of 3.75% Convertible Notes due 2022 remained outstanding. The exchange was treated as extinguishment of debt. The Company recorded a loss on the extinguishment of debt of $4.3 million, primarily comprised of the write-off of deferred costs associated with the 3.75% Convertible Notes due 2022 and the extinguishment of the equity component of $14.5 million recognized as reduction to additional paid in capital. The $14.5 million, which is the difference between the settlement consideration paid of $96.0 million and the fair value of the liability component of $81.5 million, represents the estimated fair value of the liability component based on the expected future cash flows associated with the aggregate principal amount of $82.1 million in 3.75% Convertible Notes due 2022.

As of March 31, 2022, $2.9 million aggregate principal amount of 3.75% Convertible Notes due 2022 remained outstanding.

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

Holders of the 3.75% Convertible Notes due 2026 who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes due 2026 may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes due 2026, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of June 30, 2021 and March 31, 2022, $100.0 million aggregate principal amount of 3.75% Convertible Notes due 2026 was outstanding.

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

As of March 31, 2022, the if-converted value of the 3.75% Convertible Notes due 2022 and the 3.75% Convertible Notes due 2026 did not exceed the outstanding principal amount.

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

As of March 31, 2022, $5.0 million of aggregate principal amount was outstanding under the Revolving Credit Facility, $77.0 million aggregate principal amount was outstanding under the Term Loan Facility and $1.1 million of associated unamortized debt costs.

The following table presents the carrying value of the Notes (as defined below), the Revolving Credit Facility and the Term Loan (in thousands):

As of March 31, 2022	Revolving Credit Facility	3.75% Convertible Notes Due 2022	3.75% Convertible Notes Due 2026	Term Loan Facility	Total
Principal amount of the Notes	$5,000	$2,865	$100,000	$77,000	$184,865
Unamortized debt costs	—	(7)	(2,519)	(1,092)	(3,618)
Net carrying amount	$5,000	$2,858	$97,481	$75,908	$181,247
Reported as:
Short-term debt					$8,051
Long-term debt					173,196
Total debt					$181,247

As of June 30, 2021	Revolving Credit Facility	3.75% Convertible Notes Due 2022	3.75% Convertible Notes Due 2026	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$134	$25,944	$—	$26,078
Principal amount of the Notes	$20,000	$2,865	$100,000	$80,000	$202,865
Unamortized debt costs	—	(34)	(2,175)	(1,303)	(3,512)
Unamortized debt discount	—	(119)	(25,437)	—	(25,556)
Net carrying amount	$20,000	$2,712	$72,388	$78,697	$173,797
Reported as:
Short-term debt					$3,790
Long-term debt					170,007
Total debt					$173,797

A summary of interest expense on the Notes and Credit Facilities is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Interest expense related to contractual interest coupon	$1,748	$2,678	$5,466	$8,259
Interest expense related to amortization of debt discount	—	1,266	—	3,757
Interest expense related to amortization of debt issuance costs	215	370	594	1,086
	$1,963	$4,314	$6,060	$13,102

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item noted within the Company's operating expenses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Cost of revenue	$388	$345	$1,192	$949
Research and development	317	324	1,037	1,023
Selling and marketing	598	379	1,614	1,060
General and administrative	1,397	1,441	4,068	4,065
	$2,700	$2,489	$7,911	$7,097

Note 12. Net Income (loss) Per Common Share

The Company reports both basic and diluted income (loss) per share, which is based on the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(1,046)	$(390)	$(1,895)	$4,781
Denominator:
Weighted average shares outstanding - basic	92,761	93,123	91,780	92,106
Dilutive effect of potential common shares	—	—	—	1,316
Weighted average shares outstanding - diluted	92,761	93,123	91,780	93,422
Basic net income (loss) per share	$(0.01)	$(0.00)	$(0.02)	$0.05
Diluted net income (loss) per share	$(0.01)	$(0.00)	$(0.02)	$0.05

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

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2022	2021
Stock options	6,317	6,742
RSUs, PSUs and MSUs	4,422	3,076
	10,739	9,818

3.75% Convertible Notes—Diluted Share Impact

Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes due 2022 and 3.75% Convertible Notes due 2026 outstanding as of March 31, 2022, totaling approximately 0.5 million shares and 17.1 million shares of the Company’s common stock, respectively, as of March 31, 2022, the effect of adding the shares were antidilutive and were not included in the basic and diluted net income (loss) per common share table above. The shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes due 2022 outstanding as of March 31, 2021 totaled approximately 14.9 million shares of the Company’s common stock and the effect of adding the shares were antidilutive and were not included in the basic and diluted net income (loss) per common share table above.

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

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Americas	$25,410	$25,062	$100,362	$78,418
Europe, Middle East, India and Africa	29,550	30,826	93,581	87,424
Asia Pacific, excluding Japan and China	8,871	3,658	22,690	17,239
Japan	11,751	13,869	33,512	41,386
China	20,587	29,147	69,741	60,886
Total	$96,169	$102,562	$319,886	$285,353

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived tangible assets is as follows (in thousands):

	March 31,	June 30,
	2022	2021
Americas	$10,468	$10,588
Europe, Middle East, India and Africa	269	265
Asia Pacific, excluding Japan and China	325	170
Japan	376	701
China	782	608
Total	$12,220	$12,332

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

The Company applies the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of such reporting period. The Company deferred $5.7 million and $2.1 million of intra-entity profit margin as of March 31, 2022 and June 30, 2021, respectively. During the three months ended March 31, 2022, the Company recognized $0.3 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $2.9 million from sales executed during the period. During the nine months ended March 31, 2022, the Company recognized $1.5 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $5.0 million from sales executed during the period. During the three months ended March 31, 2021, the Company recognized $0.4 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $0.8 million from sales executed during the period. During the nine months ended March 31, 2021, the Company recognized $1.9 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $1.7 million from system sales executed during the period. The Company’s consolidated accumulated deficit includes $1.5 million of accumulated gains related to the Company’s equity method investment.

As of March 31, 2022, the Company had carrying value of $14.3 million in the JV and owned a 49% interest in the entity. The Company’s proportional share of the underlying equity in net assets of the JV was approximately $15.2 million. Under the equity method of accounting, the carrying value of the investment is adjusted for the Company's proportional share of the investee's currency translation adjustment of $1.1 million. The difference between the carrying value of the equity investment and the Company’s proportional share of the underlying equity in net assets of the JV of $1.0 million, adding back $5.7 million of eliminated intra-entity profit, constitutes equity method goodwill of $4.7 million at March 31, 2022 that is subject to impairment analysis. No impairment was identified as of March 31, 2022.

Summarized financial information of the JV is based one-quarter lag due to the timing of the availability of the JV’s financial records is as follows (in thousands):

	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020
Statement of Operations Data:
Revenue	$44,819	$28,095
Gross Profit	13,590	8,864
Net income	1,511	2,089
Net income attributable to the Company	740	1,021

	As of December 31, 2021	As of December 31, 2020
Summarized Balance Sheet Data:
Assets
Current assets	$62,328	$19,895
Non current assets	22,136	22,446
	$84,464	$42,341
Liabilities and Stockholders' Equity
Current liabilities	$52,085	$11,810
Non current liabilities	1,001	1,131
Stockholder's equity	31,378	29,400
	$84,464	$42,341

Note 15. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income tax expense of $0.4 million and $1.3 million for the three and nine months ended March 31, 2022, respectively, primarily related to foreign taxes. The Company recognized an income tax expense of $0.7 million and $1.4 million for the three and nine months ended March 31, 2021, respectively.

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

As of March 31, 2022, the Company’s gross unrecognized tax benefits was $18.8 million of which $18.6 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Interest and penalties accrued on unrecognized tax benefits is recorded as a component of income tax expense.

Note 16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to its disclosures in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2022 and results of operations for the three and nine months ended March 31, 2022 and 2021 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our expectations regarding backlog and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; our expectations regarding the effectiveness of and improvements realized by the CyberKnife S7 System and other upgrades to the CyberKnife Systems, including the multi-leaf collimator, or InCise MLC, and the VOLO Optimizer software upgrade, and their impact on our business; our expectations regarding the effectiveness of and improvements realized by the Synchrony motion tracking and correction technology and the ClearRT helical kVCT imaging technology for the Radixact System and its impact on our business; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems, including the Radixact System; our belief that TomoTherapy and Radixact Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; expectations regarding our strategy in China and our China joint venture as well as its expected impact on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the COVID-19 pandemic on our financials and business, the business of our customers and suppliers as well as the economy; expectations regarding delays in deliveries and installations and its impact on our business; expectations regarding supply chain challenges and heightened logistics costs and its impact on our business; expectations regarding the timing of deliveries and revenue conversion related to the Class A user license awards in China; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; the amount of unrecognized tax amounts; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

As of March 31, 2022, our systems were named in 100 out of 118 Class A user licenses awarded in the 13th five year plan by the China National Health Commission to purchase radiation therapy devices. The Chinese Ministry of Health requires a tender process following the license awards for all participating end user hospitals prior to being able to take receipt of a Class A device. This tender process defines the transactional terms and conditions related to each hospital’s equipment order and does not put us in a competitive bidding situation that would result in changes in the specific device for which the hospital has received the Class A user license. During the three months ended March 31, 2022, we delivered Class A devices to China and recognized system revenue related to such devices of approximately $11.9 million in the same period. We currently anticipate system revenue related to the remaining Class A user licenses awarded to date in the next 12 to 18 months. Despite the challenges and uncertainties in China and around the world, including those created by the COVID-19 pandemic, we continue to believe that China remains the world’s fastest growing market for radiation oncology systems and the pandemic does not affect the long-term demand for radiotherapy equipment in China.

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

With the receipt of the necessary permits and licenses to operate, the JV has begun selling products in China, much like a distributor. In the long term, we anticipate that the JV will manufacture and sell a locally branded “Made in China” radiotherapy device in the Class B license category, or Class B device, which would replace our current offering in that category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China. Required testing for the Class B device is ongoing and the National Medical Products Administration ("NMPA") submission is expected to finish in the second calendar quarter of 2022 as the due date has been extended as a result of the COVID-19 travel restrictions.

We apply the equity method of accounting to our ownership interest in the JV as we have the ability to exercise significant influence over the JV but lacks controlling financial interest and are not the primary beneficiary. We recognize revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of such reporting period. We deferred $5.7 million and $2.1 million of intra-entity profit margin as of March 31, 2022 and June 30, 2021, respectively. During the three months ended March 31, 2022, we recognized $0.3 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $2.9 million from sales executed during the period. During the nine months ended March 31, 2022, we recognized $1.5 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $5.0 million from sales executed during the period. During the three months ended March 31, 2021, we recognized $0.4 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $0.8 million from sales executed during the period. During the nine months ended March 31, 2021, we recognized $1.9 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $1.7 million from system sales executed during the period. Our consolidated accumulated deficit includes $1.5 million of accumulated gains related to our equity method investment.

As of March 31, 2022, we had carrying value of $14.3 million in the JV and owned a 49% interest in the entity. Our proportional share of the underlying equity in net assets of the JV was approximately $15.2 million. Under the equity method of accounting, the carrying value of the investment is adjusted for our proportional share of the investee's currency translation adjustment of $1.1 million. The difference between the carrying value of the equity investment and our proportional share of the underlying equity in net assets of the JV of $1.0 million, adding back $5.7 million of eliminated intra-entity profit, constitutes equity method goodwill of $4.7 million at March 31, 2022 that is subject to impairment analysis. No impairment was identified as of March 31, 2022.

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

Our financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic has continued to adversely impact the pace at which our backlog converts to revenue in the near-term. This is primarily the result of pandemic-related delays in the timing of deliveries and installations, which has adversely affected our revenue. We have experienced such delays in deliveries and installations since the third quarter of fiscal year 2020 and expect that such delays will continue at least through the end of the calendar year of 2022, if not longer, which could have a negative impact on our revenue. We have also experienced disruptions in sales and delays in customer payments as a result of changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. We have also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same if the effects of the COVID-19 pandemic worsen or continue for an extended period. In addition, as the COVID-19 pandemic continues to impact the global supply chain, disruptions in parts of our supply chain have resulted in delays in the receipt of certain components for our products as well as increased pricing pressure for such parts. These ongoing supply chain challenges and heightened logistics costs have affected our gross margins and net income (loss), and our current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses at least through the remainder of the calendar year of 2022, if not longer. Furthermore, certain parts required for the manufacture and servicing of our products, such as electronic components, are scarce and becoming increasingly difficult to source even at increased prices. If such parts become unavailable to us, we would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss). As a result, we are carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition, including our cash flows and results of operations. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 pandemic. However, given the uncertainty regarding the spread, severity and potential resurgence of COVID-19, the impact of new COVID-19 variants, vaccination deployment efforts, how long the pandemic and associated health measures will last, and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q, the related financial impact cannot be reasonably estimated at this time, although the impacts are expected to continue and may significantly affect our business. We expect that the impacts on our customers’ business and our business will continue until the pandemic subsides and related public health measures are reduced or eliminated. Accordingly, management is carefully evaluating our liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to the COVID-19 pandemic continues to unfold.

Backlog

As of March 31, 2022, backlog totaled $580.4 million, of which $1.2 million represented upgrades sold through service contracts. As of June 30, 2021, backlog totaled $616.4 million.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Gross orders	$88,561	$87,365	$243,926	$213,258
Net age-outs	(45,439)	(15,971)	(108,667)	(76,018)
Cancellations	(1,868)	(7,921)	(9,016)	(10,326)
Currency impacts and other	2,288	(647)	(1,755)	1,929
Net orders	$43,542	$62,826	$124,488	$128,843
Order backlog at the end of the period	$580,428	$610,795	$580,428	$610,795

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders increased by $1.2 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, driven by increases in orders from the Americas and Asia Pacific regions. CyberKnife Systems orders and upgrades increased by $26.8 million as compared to a decrease of $18.9 million for the three months ended March 31, 2021. This was partially offset by decreases in TomoTherapy System orders and upgrades of $25.6 million for the three months ended March 31, 2022 as compared to an increase of $0.3 million for the three months ended March 31, 2021.

Gross orders increased by $30.7 million for the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021, driven by increases in orders from the Americas, Asia Pacific and Japan regions. CyberKnife Systems orders and upgrades increased by $11.8 million for the nine months ended March 31, 2022 as compared to a decrease of $15.3 million for the nine months ended March 31, 2021. TomoTherapy System orders and upgrades increased by $18.9 million for the nine months ended March 31, 2022 as compared to a decrease of $54.5 million for the nine months ended March 31, 2021.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs, foreign exchange and other adjustments during the period.

Net orders decreased by $19.3 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, resulting from an increase in gross orders of $1.2 million, an increase in age-outs of $26.0 million, and a decrease in age-ins of $3.5 million, partially offset by a decrease in cancellations of $6.1 million and a $2.9 million favorable foreign currency impact.

•
For the three months ended March 31, 2022, there were $51.0 million of age-outs and $5.5 million of age-ins. Age-ins represent orders that previously aged-out but have been recognized as revenue in the current period. For the same period last fiscal year, we had $25.0 million age-outs and $9.0 million of age-ins. Age-ins offset the gross amount of age-outs in a particular period.

•
There were $1.9 million of cancellations in the three months ended March 31, 2022 compared to $7.9 million cancellations in the three months ended March 31, 2021.

•
Foreign currency impacts and other adjustments increased net orders by $2.3 million for the three months ended March 31, 2022 compared to a decrease in net orders of $0.6 million for the three months ended March 31, 2021.

Net orders decreased by $4.4 million for the nine months ended March 31, 2022, as compared to the nine months ended March 31, 2021, resulting from an increase in gross orders of $30.7 million, an increase in age-outs of $33.1 million and a $3.8 million unfavorable foreign currency impact, partially offset by a decrease in cancellations of $1.3 million, and an increase in age-ins of $0.5 million.

•
For the nine months ended March 31, 2022 there were $133.7 million of age-outs and $25.1 million of age-ins. Age-ins represent orders that previously aged-out but have been recognized as revenue in the current period. For the same period in the last fiscal year, we had $100.6 million of age-outs and $24.6 million of age-ins.

•
There were $9.0 million of cancellations in the nine months ended March 31, 2022 as compared to $10.3 million of cancellations in the nine months ended March 31, 2021, primarily due to the impact of the COVID-19 pandemic on our customers’ businesses throughout fiscal year 2021 and into fiscal year 2022. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•
Foreign currency impacts and other adjustments decreased net orders by $1.8 million for the nine months ended March 31, 2022 compared to an increase in net orders of $1.9 million for the nine months ended March 31, 2021.

Results of Operations — Three and nine months ended March 31, 2022 and 2021

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022	2021	Change		2022	2021	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Products (a)	$43,198	$47,439	(4,241)	(9)	$156,678	$120,502	36,176	30
Services (b)	52,971	55,123	(2,152)	(4)	163,208	164,851	(1,643)	(1)
Net revenue	96,169	102,562	(6,393)	(6)	319,886	285,353	34,533	12
Gross profit	34,784	39,542	(4,758)	(12)	116,935	115,776	1,159	1
Products gross profit	14,827	19,730	(4,903)	(25)	61,278	51,265	10,013	20
Services gross profit	19,957	19,812	145	1	55,657	64,511	(8,854)	(14)
Research and development expenses (c)	14,104	13,268	836	6	43,183	37,372	5,811	16
Selling and marketing expenses	10,798	10,567	231	2	35,302	29,813	5,489	18
General and administrative expenses	10,174	11,281	(1,107)	(10)	32,350	30,498	1,852	6
Income (loss) on equity method investment, net	(1,946)	68	(2,014)	(2,962)	(774)	(1,021)	247	(24)
Other expense, net	2,293	4,027	(1,734)	(43)	7,451	12,981	(5,530)	(43)
Provision for income taxes	407	721	(314)	(44)	1,318	1,352	(34)	(3)
Net income (loss)	$(1,046)	$(390)	(656)	(168)	$(1,895)	$4,781	(6,676)	140

(a)
Includes sales to the China joint venture, an equity method investment of $17,442 and $32,177 for the three and nine months ended March 31, 2022 and $1,633 and $5,954 for the three and nine months ended March 31, 2021, respectively. See Note 14.
(b)
Includes sales to the China joint venture, an equity method investment of $2,326 and $7,820 for the three and nine months ended March 31, 2022 and $4,934 and $10,197 for the three and nine months ended March 31, 2021, respectively. See Note 14.
(c)
Includes chargeback to the China joint venture, an equity method investment related to research and development project of $549 and $1,543 for the three and nine months ended March 31, 2022 $0 and $430 for the three and nine months ended March 31, 2021.

Net Revenue

Products Net Revenue

Products net revenue decreased by $4.2 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, driven by decreases in revenue of $4.4 million due to a decrease in system sales revenue, supply chain constraints on key components that drove delays in finished goods shipments, and $1.9 million due to lower average selling prices, partially offset by an increase in system upgrades revenue of $2.1 million.

Product net revenue increased by $36.2 million for the nine months ended March 31, 2022, as compared to the nine months ended March 31, 2021, driven by increases in revenue of $30.2 million due to an increase in system sales revenue and $2.2 million due to higher average selling prices, and an increase in system upgrades revenue of $3.8 million.

Services Net Revenue

Services net revenue decreased by $2.2 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to a decrease in revenue from foreign exchange impact of $1.5 million and a decrease in revenue from training of $0.5 million.

Services net revenue decreased by $1.6 million for the nine months ended March 31, 2022, as compared to the nine months ended March 31, 2021, primarily due to decreases in revenue from upgrades sold through service of $1.2 million, revenue from sales of parts of $0.6 million, revenue from training of $0.4 million, and service contract revenue of $0.3 million, partially offset by an increase in installation revenue of $0.9 million.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net revenue	$96,169	$102,562	$319,886	$285,353
Americas	26%	24%	31%	27%
Europe, Middle East, India and Africa	31%	30%	29%	31%
Asia Pacific, excluding Japan and China	9%	4%	7%	6%
Japan	12%	14%	10%	15%
China	21%	28%	22%	21%

Revenue derived from sales outside of the Americas region as a percentage of our total net revenue decreased for the three and nine months ended March 31, 2022 as compared to the same period in the last fiscal year. Revenue derived from sales outside of the Americas region was $70.8 million and $77.5 million for the three months ended March 31, 2022 and 2021, respectively, and represented 74% and 76% of our net revenue during these periods, respectively. Revenue derived from sales outside of the Americas region was $219.5 million and $205.6 million for the nine months ended March 31, 2022 and 2021, respectively, and represented 69% and 73% of our net revenue during these periods, respectively.

Gross Profit

Overall gross profit for the three months ended March 31, 2022 decreased by $4.8 million, or 12%, as compared to the three months ended March 31, 2021, driven by a decrease in product gross profit of $4.9 million due to lower volume unit sales and deferral of margin related to China JV sales and an increase in service gross profit of $0.1 million, primarily driven by higher return merchandise authorization credits of $1.1 million, a decrease in freight costs of $0.4 million, partially offset by an increase in service parts consumption of $0.8 million and an increase in employee compensation and benefits of $0.6 million as a result of increased headcount.

Overall gross profit for the nine months ended March 31, 2022 increased by $1.2 million, or 1%, as compared to the nine months ended March 31, 2021, driven by an increase in product gross profit of $10.0 million due to higher volume unit sales, offset by a decrease in service gross profit of $8.8 million, primarily driven by an increase in service parts consumption of $3.2 million, an increase in employee compensation and benefits of $2.7 million as a result of increased headcount, lower return merchandise authorization credits of $2.1 million due to supply chain logistical challenges and an increase in freight cost of $0.7 million.

Research and Development

Research and development expenses increased by $0.8 million, or 6%, for the three months ended March 31, 2022, as compared to the same period in the prior fiscal year. The increase was due to an increased investment in research and development, mainly driven by an increase of $1.6 million due to higher compensation and employee benefits as a result of increased headcount and a decrease of $0.7 million in outside services and project material costs.

Research and development expenses increased by $5.8 million, or 16%, for the nine months ended March 31, 2022, as compared to the same period in the prior fiscal year. The increase was due to increased investment in research and development mainly driven by an increase of $4.1 million due to higher compensation and employee benefits as a result of increased headcount and an increase of $1.7 million in outside services and project materials costs.

Selling and Marketing

Selling and marketing expenses increased by $0.2 million, or 2%, for the three months ended March 31, 2022, as compared to the same period in the prior fiscal year. The increase was mainly driven by higher compensation and employee benefits as a result of increased headcount and an increase in travel expenses.

Selling and marketing expenses increased by $5.5 million, or 18%, for the nine months ended March 31, 2022, as compared to the same period in the prior fiscal year. The increase was mainly driven by an increase of $3.8 million due to higher compensation, employee benefits and commissions, an increase of $1.7 million related to trade show expenses, and an increase of $0.9 million in travel expenses due to increased travel as a result of a reduction in COVID-19 related travel restrictions, partially offset by $0.9 million of lower consulting costs related to one-time rebranding costs that were incurred in the same period in the prior fiscal year.

General and Administrative

General and administrative expenses decreased by $1.1 million, or 10%, for the three months ended March 31, 2022, as compared to the same period in the prior fiscal year. The decrease was primarily due to a $0.3 million decrease in other employee compensation and a $0.8 million decrease in allowance for credit losses recorded.

General and administrative expenses increased by $1.9 million, or 6%, for the nine months ended March 31, 2022, as compared to the same period in the prior fiscal year. The increase was primarily due to higher employee compensation and related travel expenses of $0.4 million, an increase in operational expenses of $0.4 million and an increase in consulting and audit fees of $1.1 million.

Income (loss) on equity method investment, net

During the three and nine months ended March 31, 2022, income (loss) on equity method investment was an income of $1.9 million and an income of $0.8 million, respectively, as compared to a loss of $0.1 million and an income of $1.0 million during the three and nine months ended March 31, 2021.

Other Expense (Income), net

Other expense, net decreased by $1.7 million for the three months ended March 31, 2022, as compared to the same period in the prior fiscal year. The decrease is mainly driven by lower interest expenses due to refinancing our debt at a lower interest rate in the fourth fiscal quarter of 2021.

Other expense, net decreased by $5.5 million for the nine months ended March 31, 2022, as compared to the same period in the prior fiscal year. The decrease is mainly driven by lower interest expenses due to refinancing our debt at a lower interest rate in the fourth fiscal quarter of 2021.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. We recognized income tax expense of $0.4 million and $1.3 million for the three and nine months ended March 31, 2022 and $0.7 million and $1.4 million for the three and nine months ended March 31, 2021, respectively. The decrease in income tax expense in the current quarter and year to date period was due to lower foreign earnings in the three and nine months ended March 31, 2022 as compared to the three and nine months ended March 31, 2021.

Liquidity and Capital Resources

At March 31, 2022, we had $97.8 million in cash and cash equivalents. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

In May 2021, we issued $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. $97.1 million aggregate principal amount of the 3.75% Convertible Notes due 2026 were issued to certain holders of 3.75% Convertible Notes due 2022 in exchange for $82.1 million aggregate principal amount of 3.75% Convertible Notes due 2022 outstanding and $2.9 million aggregate principal amount were issued for cash. Concurrently, in May 2021, we entered into a senior secured credit agreement with Silicon Valley Bank, individually as a lender and agent, and the other lenders (the “Credit Agreement”), which provides for a five-year $80 million term loan facility and a $40 million revolving credit facility (the “Revolving Credit Facility”). The initial borrowings under the Credit Agreement, including $25 million under the Revolving Credit Facility, were funded on May 14, 2021, and as of March 31, 2022 we had outstanding balance under the Revolving Credit Facility of $5.0 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan, the Revolving Credit Facility and our Convertible Notes outstanding as of March 31, 2022.

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

In addition, we are unable to predict with certainty the impact of the COVID-19 pandemic on our ability to maintain compliance with the debt covenants contained in the credit and security agreements related to our Credit Facilities, including financial covenants regarding the fixed charge coverage ratio, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. While we were in compliance with such covenants for the period ended March 31, 2022, failure to meet the covenant requirements in the future could cause us to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require us to obtain waivers or amendments to the credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Additionally, the undistributed earnings of our foreign subsidiaries at March 31, 2022 are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of the Company’s foreign earnings could be subject to income taxes. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of March 31, 2022, we had approximately $65.6 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there will be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated. Our foreign earnings are deemed to be indefinitely invested outside the U.S.

Our cash flows for nine months ended March 31, 2022 and 2021 are summarized as follows (in thousands):

	Nine Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$2,244	$32,317
Net cash used in investing activities	(3,321)	(1,506)
Net cash used in financing activities	(15,510)	(9,393)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,326)	127
Net increase (decrease) in cash, cash equivalents and restricted cash	$(18,913)	$21,545

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.2 million during the nine months ended March 31, 2022. The net cash provided by operating activities resulted primarily from non-cash items of $18.6 million and net decrease in operating assets and liabilities of $14.5 million, partially offset by a net loss of $1.9 million.

•
Non-cash items primarily consisted of share-based compensation expense of $7.9 million, an intra-entity profit elimination from transactions with the JV of $3.6 million, depreciation and amortization expense of $4.2 million, inventories write-down of $2.8 million, loss from equity method investment of $0.8 million, provision for credit losses of $0.2 million, and non-cash interest expense on debt of $0.6 million; and

•
The net change in working capital of $14.5 million was primarily due to an increase in inventories of $15.9 million, an increase in accounts receivable of $4.6 million, an increase of $2.7 million in prepaid expense and other assets, a decrease of deferred cost of revenue of $2.7 million, a decrease in compensation related accrued liabilities of $3.4 million, a decrease in deferred revenue of $2.7 million, a decrease in operating lease liability, net of $0.7 million, and a decrease in customer advances of $0.3 million, partially offset by an increase in accounts payable of $13.0 million.

Cash Flows from Investing Activities

Net cash used by investing activities was $3.3 million for the nine months ended March 31, 2022, which related to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended March 31, 2022 was $15.5 million primarily due to net repayments on our Revolving Credit Facility of $15.0 million, the scheduled payment of $3.0 million of the principal amount outstanding on our Term Loan and $0.3 million taxes paid related to net settlement of equity awards, partially offset by $1.2 million proceeds from our employee stock purchase plan and $1.5 million from option exercises.

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
•
The impact of inflation of our expenses, and

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the nine months ended March 31, 2022 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

In the three and nine months ended March 31, 2022, there have been no changes to the critical accounting policies and estimates, which we believe are those related to revenue recognition and the assessment of stand-alone selling price (“SSP”), assessment of recoverability of goodwill and intangible assets, valuation of our equity method investment in the JV, valuation of inventories, annual performance related bonuses, allowance for credit losses and loss contingencies. Actual results could differ materially from those estimates.

Concentration of Credit and Other Risks

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

For the three and nine months ended March 31, 2022 and 2021, one customer represented 10% or more of total net revenue. As of March 31, 2022 and 2021, we had one customer that accounted for more than 10% of our total accounts receivable, net.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of March 31, 2022, we had open currency forward contracts to purchase or sell foreign currencies with stated, or notional value of approximately $49.6 million.

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

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of March 31, 2022, borrowings under the Term Loan Facility totaled $75.9 million net of issuance cost with an annual interest rate of 3.0% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $5.0 million with an annual interest rate of 3.0% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligation.

Equity Price Risk

On August 7, 2017, we issued approximately $85.0 million aggregate principal amount of 3.75% Convertible Notes due 2022. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 174.8252 shares of common stock per $1,000 principal amount of the 3.75% Convertible Notes due 2022, which is equivalent to a conversion price of approximately $5.72 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.72 upon conversion of the 3.75% Convertible Notes due 2022. As of March 31, 2022 the remaining outstanding principal amount of 3.75% Convertible Notes due 2022 is $2.9 million. For every $1 that the share price of our common stock exceeds $5.72, we expect to issue an additional $0.5 million in cash or shares of our common stock, or a combination thereof, if all of the 3.75% Convertible Notes due 2022 are converted.

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

Inflation

Inflation generally affects our costs, including selling and marketing expenses and general and administrative expenses and other expenses. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of sales if the selling prices of our services do not increase in line with increases in costs.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the COVID-19 pandemic continues to impact the global supply chain, causing disruptions to service providers, logistics and the flow and availability of supplies and products. In particular, we have experienced disruptions in parts of our supply chain that have resulted in delays in the receipt of certain components for our products as well as increased pricing pressure for such parts. These ongoing supply chain challenges and heightened logistics costs have affected our gross margins and net income (loss), and our current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses at least through the remainder of the calendar year of 2022, if not longer. Furthermore, certain parts required for the manufacture and servicing of our products are scarce and becoming increasingly difficult to source even at increased prices. If such parts become unavailable to us, we would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss). Additionally, to protect the health and well-being of our employees, suppliers, and customers, we have also made modifications to employee travel and limited non-essential work travel, implemented remote work arrangements as most employees are advised to work from home, and cancelled or shifted some of our conferences and other marketing events to virtual through the calendar year of 2022. In addition, other impacts of the COVID-19 pandemic have included and could include significant and unpredictable reductions in the demand for our products, a deepening of the changes to the operations and workflows of our customers that could result in increased customer defaults or delays in payment; additional delays, cancellations and redirection of planned capital expenditures and installations of our system by our customers to focus resources on COVID-19; disruptions in our supply chain or a reduction or interruption in any of our manufacturing processes resulting in our inability to meet demand for our products or services; or closures of our key facilities or the facilities of our customers or suppliers. For example, our cancellations of orders have increased due to the COVID-19 pandemic. Further, a lack of coordinated response on or compliance with risk mitigation and vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business.

In addition, there has been ongoing disruption and uncertainty in the economy related to the pandemic, including supply chain disruption, labor shortages and uncertainty in the financial markets, which has adversely impacted our revenue, net income (loss) and cash flow. We have also incurred additional expenses required to mitigate such impacts. These impacts could continue to affect our business as the COVID-19 pandemic progresses. The impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the extent to which our operations and financial condition are affected by the COVID-19 pandemic, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted at this time and are uncertain, including the spread, severity and potential resurgence of COVID-19, the impact of new COVID-19 variants, vaccination deployment efforts, and how long the pandemic and associated health measures will last, among others. The situation is developing rapidly and additional impacts may arise that we are not aware of currently, however, the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, the COVID-19 pandemic and the various responses to it, may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.

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

As of March 31, 2022, we had an accumulated deficit of $489.1 million. We may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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
•
lower selling pricing, which we have recently experienced;
•
our ability to sell products and services, recognize revenue from our sales and the timing of revenue recognition and revenue deferrals;
•
increased labor costs or other costs as a result of increased inflation and supply chain constraints;
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

In May 2021, we entered into a credit agreement that provided us with a five-year $80.0 million term loan (the “Term Loan Facility”) and $40.0 million revolving credit facility (the “Revolving Credit Facility” and together with the “Term Loan Facility”, the “Credit Facilities”). The proceeds from the Credit Facilities, plus available cash on hand, were used to repay all outstanding borrowings under our prior credit facility.

As of March 31, 2022, we had total consolidated liabilities of approximately $417.8 million; including long-term liability of the Notes of $100.3 million, the Revolving Credit Facility of $5.0 million and the Term Loan Facility of $75.9 million, of which $8.1 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. The COVID-19 pandemic has adversely impacted the pace at which the backlog converts to revenue. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 and 2021 caused by the COVID-19 pandemic, which resulted in decreased revenue for these periods. We expect that such delays in deliveries and installations will continue to some degree into the calendar year of 2022, which would have a negative impact on our revenue during such period. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

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

We report our orders and backlog on a quarterly and annual basis. Unlike revenues, orders and backlog are not defined by U.S. GAAP, and are not within the scope of the audit conducted by our independent registered public accounting firm. Also, for the reasons discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Order cancellation or significant delays in installation date will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenues. Based on historical experience, approximately 29% of our $1051.7 million remaining performance obligations as of March 31, 2022 may never result in revenue due to cancellation. In addition, we have experienced an increase in cancellations beyond historical levels due to the uncertainties surrounding the effects of the COVID-19 pandemic. Particularly high levels of cancellations or age‑outs in one or more periods may cause our revenue and gross margins to decline in current or future periods and will make it difficult to compare our operating results from quarter to quarter. We cannot assure you that our backlog will result in revenue on a timely basis or at all, or that any cancelled contracts will be replaced.

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

Our global business could be negatively affected by trade barriers and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Any exports or sales of our products into Russia and Belarus may be impacted by these restrictions. There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past. For example, although we have not initiated any product recalls that were reportable to the FDA to date in fiscal 2022, in fiscal year 2021, we voluntarily initiated one recall related to the TomoTherapy platform and one recall on the CyberKnife platform, both of which were reported to the FDA. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Our reliance on single‑source suppliers for critical components of the CyberKnife and TomoTherapy platforms could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy platforms, including, with respect to the CyberKnife platform, the robot, couch and magnetron and, with respect to the TomoTherapy platforms, the couch, solid state modulator and magnetron. In addition, as a result of the disruption that the COVID-19 pandemic has caused to the global supply chain, we have experienced and continue to experience disruptions in parts of our supply chain, which has caused delays in the receipt of certain component parts for our products and increased pricing pressure for such parts, including with respect to parts purchased from our single-source suppliers, adversely affecting our gross margins in the near term, and increasing the risk that these supply chain disruptions could materially affect our ability to meet customer demand. Furthermore, as a result of the effects of the COVID-19 pandemic and associated supply chain challenges, some of our suppliers have limited or reduced the sale of such components to us. If these conditions worsen, or if these suppliers were to experience financial difficulties, additional supply chain or other problems that prevents them from supplying us with the necessary components, we could fail to meet product demand, which could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components, including as a result of global shortages in important components, have resulted in, and will continue to cause inflationary pressure on our supply chain and could cause a significant increase in the costs of these components, which could affect our results of operations. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. Difficulties in obtaining a sufficient supply of component materials continue to increase, and we expect such difficulties to persist at least through the remainder of the calendar year of 2022, if not longer. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

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

The inflationary environment could materially adversely impact our business and results of operations.

Changes in economic conditions and supply chain constraints and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. In an inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business with revenue streams and cost commitments linked to contractual agreements that extend further into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures.

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

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss, unavailability of or damage to intellectual property through a cyberattack (including ransomware and other attacks) or other security breach or incident. While management is committed to identifying and improving data security risks through oversight of data security by our Chief Information Security Officer and implementation of various technical safeguards, procedural requirements and policies, regardless of the resources we allocate and the effectiveness with which we manage them, we face a risk of cyberattacks and other security breaches and incidents. Any cyberattacks or other security breaches or incidents we suffer could expose us to a risk of lost or corrupted information, unavailability of information, unauthorized disclosure of information, claims, litigation and possible liability to employees, customers and others, and investigations and proceedings by regulatory authorities. In addition, we have moved some of our data and information to a cloud computing system, where applications and data are hosted, accessed and processed through a third party provider over a broadband internet connection. Consequently, we are dependent on the security measures of the provider of this cloud computing system, and we may also utilize third-party providers for other services such as human resources, electronic communications and financial functions. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. Further, we could be subject to outages, cyberattacks, and other security breaches and incidents suffered by the third party service provider. Currently, during the COVID-19 pandemic, more of our personnel and the personnel of our service providers are working remotely, which increases the risks of security breaches and cyberattacks. In addition to potential exposure to cyberattacks, security incidents, or other actions that may compromise the security of or interfere with the function of our products, defects or vulnerabilities in the software or systems of our third party vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, results of operations, or cash flows and may also harm our reputation, brand, and customer relationships.

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

In addition, privacy and security breaches and incidents arising from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized person or to the public and may compromise our security systems. There can be no assurance that any efforts we make to prevent against such privacy or security breaches or incidents will prevent breakdowns or breaches or incidents in our systems or those of our third-party service providers that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received in the past and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties, which, if successful, could pose a risk of loss, unavailability, or corruption of, or unauthorized access to or acquisition of, data, risk to patient safety and risk of product recall. As the techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Third-party service providers store and otherwise process certain personal data and other confidential or proprietary information of ourselves and third parties on our behalf, and these service providers face similar risks. Moreover, we manufacture and sell hardware and software products that allow our customers to store confidential information about their patients. Both types of products are often connected to and reside within our customers’ information technology infrastructures. We do not have measures to configure or secure our customers’ equipment or any information stored in our customers’ systems or at their locations, which is the responsibility of our customers. Our customers are also continually updating their cybersecurity standards for the products that they purchase. While we have implemented security measures designed to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not meet the standards set by our customers or be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and may not be recognized until launched against a target. A network security or systems security breach of incident suffered by ourselves or our third-party service providers or other events that cause the loss or unauthorized use or disclosure of, or access by third parties to, sensitive information stored by us or our customers, or the perception that these events have occurred or that our security measures for our products are lacking, could have serious negative consequences for our business, including loss of information, indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our customers to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could have an adverse effect on our financial results.

To date, we have not experienced any material impact to the business or operations resulting from data, cybersecurity attacks or other security breaches; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, including the increasing use of tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence, all of which hinders our ability to identify, investigate, and recover from incidents, there is the potential that we could be adversely impacted. This impact could result in reputational, competitive, operational, or other business harm as well as financial costs and regulatory action.

While we do maintain insurance coverage that is intended to address certain aspects of data security risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

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

Data transfer and localization requirements also appear to be increasing and becoming more complex. With regard to transfers to the U.S. of personal data from our employees and European customers and users, both the EU-U.S. Privacy Shield and standard contractual clauses issued by the European Commission (the "EU SCCs") have been subject to legal challenge. In July 2020, the Court of Justice of the European Union (“CJEU”) released a decision in the Schrems II case (Data Protection Commissioner v. Facebook Ireland, Schrems) (the “CJEU Decision”), declaring the EU-U.S. Privacy Shield invalid and imposing additional obligations in connection with the use of the EU SCCs, another mechanism for cross-border personal data transfers from the European Economic Area (“EEA”). Although the EU SCCs remain a valid means to transfer personal data from the EEA, the CJEU imposed additional obligations in connection with their use and, on June 4, 2021, the European Commission issued revised the EU SCCs that address certain concerns of the CJEU. The former EU SCCs could be used for new data transfers during a three-month transition that ended September 27, 2021. Existing data transfers relying on the old EU SCCs can continue to be in effect until December 27, 2022, after which the revised EU SCCs will be required for all data transfers. The United Kingdom also has issued new standard contractual clauses (the "UK SCCs") that became effective March 21, 2022, and which also are required to be implemented over time. The CJEU Decision, the revised EU SCCs and UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, and the United Kingdom, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

Other jurisdictions have adopted laws and regulations addressing privacy, data protection, data security, or other aspects of data processing, such as data localization. For example, the People’s Republic of China and Russia have passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data if certain data quantity thresholds are triggered. Additionally, the Personal Information Protection Law (“PIPL”) of the People’s Republic of China (“PRC”), was adopted on August 20, 2021, and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year. We may be required to modify our policies, procedures, and data processing measures in order to address requirements under these or other privacy, data protection, or cyber security regimes, and may face claims, litigation, investigations, or other proceedings regarding them and may incur related liabilities, expenses, costs, and operational losses.

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

Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), approved by California voters in November 2020, will go into effect on January 1, 2023. The CPRA, which amends the CCPA, creates additional obligations relating to California consumers’ personal information beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA, which significantly modifies the CCPA, could potentially result in further uncertainty and require us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA, as modified by the CPRA, is prompting a wave of similar legislative developments in other states in the U.S., which could potentially create a patchwork of overlapping but different state laws. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act that will go into effect on January 1, 2023, in July 2021, Colorado enacted the Colorado Privacy Act that will take effect on July 1, 2023 and in March 2022, Utah enacted the Utah Consumer Privacy Act that will take effect on December 31, 2023. These new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. We cannot fully predict the impact of the CCPA,

CPRA, or other new or proposed legislation on our business or operations, but the restrictions imposed by these laws and regulations may require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect consumer privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

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

Customer service is a critical element of our sales strategy. Third party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of COVID-19, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, we have experienced delays in shipment of parts to customers as well as increased freight and logistics expenses, which may intensify if the COVID-19 pandemic continues to disrupt the global supply chain. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs to continue through at least the remainder of the calendar year of 2022, if not longer. If this continues for longer than we expect or if any of the above occurs our customers may experience further delays or and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of March 31, 2022, customer contracts with extended payment terms of more than one year amounted to approximately 5% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. In addition, as a result of the COVID-19 pandemic and the resulting disruption to the operations of our customers, we have experienced and may continue to experience increased requests by our customers for extended payment terms as well as temporary suspensions of service and the corresponding payment obligations. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

At March 31, 2022, we had $97.8 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

In addition, since the adoption of the ACA, other legislation designed to keep federal healthcare costs down has been proposed or passed. For example, under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, Medicare payments for all items and services under Parts A and B incurred on or after April 1, 2013 have been reduced by up to 2%. In 2020 and 2021, during the COVID-19 pandemic, Congress passed several laws including the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and Consolidated Appropriations Act of 2021, that temporarily suspended the 2% sequestration. At the end of 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which extended the suspension on the 2% sequestration through March 31, 2022, and adjusted the sequester to 1% for the period between April 1, 2022 and June 30, 2022. Future federal legislation may impose further limitations on the coverage or amounts of reimbursement available for our products from governmental agencies or third‑party payors. These limitations could have a negative impact on the demand for our products and services, and therefore on our financial position and results of operations.

Since the enactment of the ACA, CMS continues its efforts to move away from fee for service payments for furnishing items and services in Medicare. As a result of actions taken in 2020 and 2021, CMS has finalized, but not implemented a radiation oncology alternative payment model (RO-APM). This model was designed to determine if a site neutral, modality agnostic, episode based payment model would reduce Medicare expenditures and preserve beneficiary quality of care. However, due to several COVID-19 related delays and failure to gain stakeholder consensus, CMS has proposed to delay implementation of the model until future rule-making. As such, it remains unclear as to if or when CMS will introduce the RO-APM. If implemented, it is unclear what impact, if any, the RO-APM and other government payer initiatives will have on our business and operating results, but uncertainties surrounding the new payment model or other initiatives could pause or otherwise delay the purchase of our products by our customers and any resulting decrease in reimbursement to our customers may result in reduced demand for our services.

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
•
political or social uncertainties, including the conflict between Russia and Ukraine;
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
•
announcement of strategic transactions or capital raising activities; and
•
market conditions in our industry, the industries of our customers and the economy as a whole, including the impact of increased inflation.

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

We have facilities in countries around the world, including two manufacturing facilities, each of which is equipped to manufacture unique components of our products. Our manufacturing facilities are located in Madison, Wisconsin, and Chengdu, China. We do not maintain backup manufacturing facilities for any of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in California, which has experienced major earthquakes and fires in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. In addition, China has suffered health epidemics related to the outbreak of COVID-19 (including resurgences of COVID-19), avian influenza and severe acute respiratory syndrome, which could adversely affect our operations in China, including our manufacturing operations in Chengdu, as well as the operations of the JV and those of our customers. Furthermore, the COVID-19 pandemic has spread widely around the world, including in locations where we have facilities and operations. Unexpected events at any of our facilities or otherwise, including as a result of responses to epidemics or pandemics; fires or explosions; natural disasters, such as hurricanes, floods, tornados and earthquakes; war or terrorist activities (including the conflict between Russia and Ukraine); unplanned outages; supply disruptions; and failures of equipment or systems, including telecommunications systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacturing and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our results of operation. In particular, telecommunication system failures or disruptions could significantly disrupt our operations as a result of our increase remote work arrangements due to the COVID-19 pandemic. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations and the operations of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

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

Date: April 29, 2022
	By:	/s/ Joshua H. Levine
Joshua H. Levine
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandy Green
Brandy Green
Vice President & Interim Chief Financial Officer
(Principal Financial Officer)