Form 10-K
period 2022-06-30
ACCURAY INC
filed 2022-08-17
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant based on the last sale price for such stock on December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter was: $365,403,546. Shares of the registrant’s common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 9, 2022, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 93,499,500.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2022 Annual Meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference in Part III of this Form 10‑K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 30, 2022

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

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K includes forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding expectations and beliefs regarding the effect of the COVID-19 pandemic and the related responses of governments and private industry on our operations and financial results as well as the markets and industry in general; future revenues and expenses; our sales, distribution and marketing efforts; reimbursement rates and its effects on our business; regulatory requirements, including our compliance with applicable regulations; future orders; the radiation therapy market; expectations regarding the economic impact of cancer; our strategy; our products and offerings, including their capabilities and benefits and anticipated benefits to patients and physicians; the factors that contribute to the long-term success of our products; our suppliers and manufacturing facilities; our intellectual property rights; the expected impact of changes in laws and regulations, including regulatory and tax laws; our expectations regarding litigation matters; our expectations regarding future capital requirements; our expectations regarding our liquidity and capital resources; our earnings or other financial results; our expectations regarding new products and features; our expectations regarding our joint venture with CNNC High Energy Equipment (Tianjin) Co., Ltd (the “JV”); our expectations regarding our debt, including our outstanding convertible notes and credit facility; our expectations regarding the effects of foreign currency fluctuations; and other statements using words such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “seek,” “should,” “will” and “would,” and words of similar import and the negatives thereof. Accuray Incorporated (“we,” “our,” or the “Company”) has based these forward‑looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Forward‑looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Factors that could contribute to such differences include, but are not limited to, those discussed under “Risk Factors” in Part I, Item 1A of this report. These forward‑looking statements speak only as of the date of this Annual Report on Form 10‑K and are subject to business and economic risks. We undertake no obligation to update or revise any forward‑looking statements to reflect any event or circumstance that arises after the date of this report except as required by applicable law.

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

Our solutions are designed to advance patient care: during each individual treatment, throughout the treatment process, and at each stage of the cancer treatment journey, from curative to palliative treatments. Our solutions:

•
Novel artificial intelligence driven radiation therapy systems that automatically adapt treatment delivery for targets that move, synchronizing the radiation beam with the target’s motion in real-time throughout treatment delivery.
•
Powerful treatment planning software and optimizer reduces the time to create high quality treatment plans and the time it takes to deliver patient treatments as compared to the prior planning software, so clinicians can treat more patients each day.
•
One-of-a-kind imaging solution designed to produce exceptional diagnostic-like quality CT images, quickly and cost-effectively.
•
Automated tools help to identify the interfraction changes for which re-planning is clinically beneficial and facilitate adaptation of the radiation dose precisely to the patient’s tumor.
•
Distinctive software accelerates and automates the re-planning process to make re-treatment of a previously irradiated area more efficient for practices and more effective for patients.

Our innovative technologies, the CyberKnife® and TomoTherapy® platforms, including the Radixact® System, our next generation TomoTherapy platform, are designed to deliver advanced treatments, including stereotactic radiosurgery (SRS), stereotactic body radiation therapy (SBRT), intensity modulated radiation therapy (IMRT), image-guided radiation therapy (IGRT), and adaptive radiation therapy (ART). The CyberKnife and TomoTherapy platforms have complementary clinical applications with the same goal: to empower our customers to deliver the most precise and accurate treatments while still minimizing dose to healthy tissue, helping to reduce the risk of side effects that may impact patients’ quality of life. Each of these systems serves patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities. The CyberKnife platform is also used by neurosurgeons specializing in radiosurgery to treat patients with tumors in the brain and spine, and neurologic disorders. In addition to these products, we also provide services, which include post-contract customer support (warranty period services and post warranty services), installation services, training, and other professional services.

We were incorporated in California in 1990 and commenced operations in 1992. We reincorporated in Delaware in 2007. Our principal offices are located at 1310 Chesapeake Terrace, Sunnyvale, CA 94089, and our telephone number is (408) 716‑4600.

In March 2020, the World Health Organization declared the outbreak of a strain of coronavirus, SARS-CoV-2, which causes novel coronavirus disease 2019 (“COVID-19”) pandemic. The COVID-19 pandemic has had, and continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses, and, while there has been some reopening and reduction of restrictions, the emergence of new variants and increased cases has led to the reimplementation of restrictions in many areas. To protect the health and well-being of our employees, suppliers, and customers, we have made substantial modifications to employee travel and suspended non-essential work travel, implemented remote work arrangements as employees are advised to work from home, and cancelled or shifted most of our conferences and other marketing events to virtual through calendar year 2022. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K) for further discussion regarding the impact of the COVID-19 pandemic on our fiscal year 2021 and 2022 financial results.

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

Traditional methods for the treatment of solid tumor cancers include chemotherapy, surgery and radiation therapy. The most common type of radiation therapy is external beam radiation therapy, in which patients are treated with high‑energy radiation generated by medical equipment external to the patient. The global radiotherapy equipment and software market has three main segments: Linear Accelerators (linacs), Treatment Planning Systems, and Radiation Therapy Simulators. Approximately 50% to 60% of cancer patients worldwide will undergo some form of radiation therapy during the course of their treatment. While radiation therapy is widely available in the United States and Western Europe, many developing countries currently do not have a sufficient number of linacs to adequately treat their domestic cancer patient populations. We believe increasing demand for advanced medical treatments in many international markets and growth in cancer incidences worldwide will continue to drive demand for linacs with more sophisticated capabilities in the coming years.

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

Image-guided radiation therapy. Image-guided radiation therapy (IGRT) involves delivering radiation guided by images of the treatment area taken shortly before and/or during treatment using CT scan, X‑ray, ultrasound or other imaging technologies. By combining imaging with radiation treatment, clinicians can adjust the patient’s position relative to the radiation source prior to each treatment to target the tumor more precisely. Today, IGRT is very often combined with IMRT.

Stereotactic Radiosurgery and Stereotactic Body Radiation Therapy. Radiosurgery is a form of radiation therapy that uses precisely targeted high doses of radiation to destroy tumors. Radiosurgery is non‑invasive; there is no incision involved. Stereotactic radiosurgery (SRS) and stereotactic body radiation therapy (SBRT) both provide a high degree of targeting accuracy with very high doses of extremely precise, externally delivered radiation, thereby maximizing the cell-killing effect on the tumor(s) while minimizing the radiation dose to nearby healthy tissue. SRS and SBRT are advanced external beam radiation treatment techniques used to deliver (ultra) hypofractionated radiation therapy. SRS is used to treat conditions within the brain, while SBRT is commonly used to treat tumors outside the brain. SRS and SBRT typically involve the delivery of a single high-dose radiation treatment or a few fractionated radiation treatments (usually up to five) to ablate (destroy) the tumor. To achieve the accuracy and precision required for both SRS and SBRT, image guidance during treatment, the ability to adjust the aim of the beam in real‑time to correct for tumor motion, and a wide range of beam angles, are critical for treatment.

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

Hypofractionation. Hypofractionation involves the delivery of higher doses of radiation per fraction over fewer total fractions than are used in conventional radiation therapy. Hypofractionated radiation therapy has been proven to deliver clinical outcomes as good as conventional fractionation, while dramatically reducing both the number of treatments and the total cost of care. The advent of innovative technological features in radiation therapy treatment planning and delivery has enabled clinicians to maximize the radiation dose administered to tumors in the patient, improving local tumor control and, in some cases, improving patient survival rates. Patients, too, benefit from the efficiency of hypofractionated radiation therapy. Fewer treatments mean fewer clinical visits and a faster return to family, friends and other aspects of life. Hypofractionation is used most frequently in clinical applications where the radiobiology is appropriate for fewer fractions of higher doses, including the breast.

Despite advances in radiation therapy techniques, most commercially available radiation therapy systems from other manufacturers still present significant limitations that restrict clinicians’ ability to provide the most precise treatment possible. These limitations include:

•
Limited versatility and precision. The C‑arm configuration of traditional radiation therapy systems has limitations because of its size and mechanical structure. C‑arm linac architecture is constrained to delivering radiation in a single plane (coplanar) and a single isocenter thus limiting its radiation delivery capability for complex and advanced cases. Additionally, most previously existing multi-leaf collimators (MLCs), which modulate or shape the radiation beams, have mechanical limitations that reduce their beam‑shaping ability and the speed at which they operate. These design elements limit the motion and dynamic range of IMRT intensities capable of being delivered by traditional radiation therapy systems and often make it challenging to achieve the precision needed to maximize dose to the tumor while minimizing damage to surrounding healthy tissue and potential associated side effects. Such imprecision may prevent clinicians from treating tumors near sensitive anatomic structures, such as the eye or the spinal cord, or from re‑treating patients in an area of the body that was previously exposed to radiation and may be unable to tolerate additional exposure.
•
Limited ability to provide high-fidelity images. Precise radiation therapy requires frequent images that accurately depict the size, shape and location of the tumor with no or little distortion of anatomic shapes. Many traditional radiation therapy systems use imaging technologies that are not able to generate a quantitative assessment of the patient’s and/or target volume’s position. The lack of quantitative imaging prevents clinicians from understanding the actual amount of radiation that was received by tissue within the patient’s body. Since it is common for internal organs to shift and for the size of the tumor to change during the course of treatment, failure to adapt the plan throughout the course of treatment may result in a portion, or potentially all, of the radiation dose missing the tumor and instead being absorbed by healthy tissue.
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

Our Strategy

Our goal is to develop equipment and technology that enable physicians to deliver precise and accurate, customized, leading‑edge treatments that help patients with cancerous or benign tumors, or neurologic disorders, get back to living their lives, faster. We endeavor to achieve this goal by expanding the clinical options for healthcare providers, helping them offer the best radiation treatment for each patient and by providing patients with treatment tailored to their specific needs. Our vision is to expand the curative power of radiation therapy to improve as many lives as possible. We believe our current technologies and our future innovations can help to achieve this. Some of the key elements of our strategy include the following:

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

Continue to expand the radiosurgery market. The CyberKnife System is a robotic radiosurgery system capable of treating tumors throughout the body. There are now over 1,900 peer reviewed publications supporting use of the CyberKnife System in the treatment of various targets, including cancers, benign tumors, or functional diseases. Radiosurgery is a commonly used procedure among neurosurgeons, specializing in radiosurgery, who require the high level of precision found with surgery yet want to offer their brain tumor patients a non-invasive option. With more than two decades of clinical evidence, the CyberKnife System offers distinct advantages in the treatment of diseases in the head, base of the skull, and spine. These areas of the body require extremely accurate treatment because of the proximity of the tumors to critical structures that may impact a person’s ability to perform basic functions and to think, see, hear and walk.

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

Expand sales in international markets. We intend to continue to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. Outside of the United States, we currently have regional offices in Morges, Switzerland, Hong Kong, China, Shanghai, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada. Combined with distributors in Eastern Europe, Russia, the Middle East, the Asia Pacific region, and Latin America. However, many of these countries are not highly developed at this time and therefore sales opportunities may be limited. We intend to increase our international revenue by focused additions of direct sales personnel in targeted areas to further penetrate our most promising international markets, and additional distributors strategic partnerships, or joint ventures, where opportune.

Strategic partnerships and joint ventures. . We intend to pursue strategic partnerships and joint ventures we believe will allow us to complement our growth strategy, increase sales in our current markets and expand into adjacent markets, broaden our technology and intellectual property, and strengthen our relationships with our customers. In fiscal 2016, we signed an agreement with RaySearch Laboratories AB, which led to the integration of treatment planning support for the TomoTherapy, Radixact and CyberKnife Systems in the RayStation treatment planning system (TPS). In fiscal 2017, we signed an agreement with Photo Diagnostic Systems, Incorporated to enhance image quality of our TomoTherapy System through an enhanced tomographic reconstruction software. In fiscal 2019, our wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC high Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (TianJin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. In fiscal 2021, we announced a collaboration with Brainlab to enhance and expand the CyberKnife platform’s capabilities for the neuro-radiosurgery market. In fiscal 2022, we signed an agreement with C-RAD to provide customers with a solution for deep inspiration breath hold (DIBH) using the C-RAD Catalyst+ HD and Radixact System and with Limbus AI to augment Accuray adaptive radiotherapy capabilities by leveraging Limbus’ artificial intelligence (AI)-driven autocontouring algorithms, which is expected to enable automated contouring to further streamline the treatment planning process.

Our Products

From oncology to radiosurgery and beyond, our solutions enable clinicians to deliver shorter, more personalized, and more effective treatments. Our suite of radiation delivery devices includes the CyberKnife System and our next generation TomoTherapy platform, the Radixact System. In addition, our portfolio includes comprehensive software solutions to enable and enhance the precise and efficient radiotherapy treatments with our advanced delivery systems.

The CyberKnife Platform

The CyberKnife platform is the only robotic, full-body stereotactic radiosurgery (SRS) and stereotactic body radiation therapy (SBRT) delivery device on the market. The latest generation is the CyberKnife S7 System, which combines speed, advanced precision, and real-time artificial intelligence (AI)-driven motion tracking and synchronized treatment delivery for all SRS and SBRT treatments, in as little as 15 minutes. The platform is designed to treat cancerous and benign tumors throughout the body, as well as neurologic disorders. The use of SRS and SBRT with the CyberKnife platform to treat tumors throughout the body has grown significantly in recent years. SRS and SBRT are performed on an outpatient basis in a limited number of treatment sessions - typically 1-5 fractions. They enable the treatment of patients who might not otherwise be treated with radiation, who may not be good candidates for surgery, or who desire a non-surgical treatment option.

The CyberKnife S7 System is available for sale in most major markets globally. The system includes disease-specific tracking and treatment delivery solutions for brain, spine, lung and prostate tumors, improvements in treatment speed as compared to earlier systems, more options to configure the treatment room, and expanded number of nodes leading to more coverage and minimizing dose to healthy tissue. The CyberKnife S7 System has the option of fixed collimators plus the Iris Variable Aperture Collimator and/or InCise MLC. With the addition of the InCise MLC, the system enables the treatment of larger tumors that were previously thought untreatable with radiosurgery and SBRT. The InCise MLC and IMRT planning tools enable expansion of indications that can be treated with a CyberKnife platform to include many IMRT indications.

Using our Synchrony® real-time target tracking with dynamic delivery technology and computer controlled robotic mobility, the CyberKnife platform is designed to deliver radiation from a wide array of beam angles and autonomously track, detect and correct for even the slightest tumor and patient movement in real‑time throughout the entire treatment. This design is intended to enable the CyberKnife platform to deliver high‑dose radiation with precision and accuracy, which minimizes damage to surrounding healthy tissue and eliminates the need for invasive head or body immobilization frames.

We believe the CyberKnife platform offer clinicians and patients the following benefits:

The only truly robotic system in the market. The CyberKnife platform features a compact linear accelerator mounted on a highly maneuverable robotic arm that moves around the resting patient while delivering isocentric or non-isocentric, non coplanar treatment radiation beams from potentially thousands of unique angles, tailoring radiation delivery to minimize dose to healthy tissue while maintaining sub millimeter accuracy and precision even for targets that move during treatment. We believe the CyberKnife platform is the clinical solution to choose when accuracy, flexibility, speed, and patient comfort are essential.

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

Treatment of tumors throughout the body. The CyberKnife platform has been cleared by the FDA to provide treatment planning and image‑guided radiation treatment for tumors anywhere in the body where radiation treatment is indicated. By comparison, traditional frame‑based radiosurgery systems are generally limited to treating brain tumors and use cobalt 60 radioactive material, which decays over time and is difficult to replace. The CyberKnife platform is being used for the treatment of primary and metastatic tumors outside the brain, including tumors on or near the spine and in the breast, kidney, liver, lung, pancreas and prostate, in addition to tumors in the brain, with the same sub‑millimeter accuracy in every disease site.

Real‑time tracking of tumor movement. The CyberKnife platform is designed to accommodate all forms of patient and tumor motion, even while the treatment is being delivered. With the Accuray-exclusive Synchrony® artificial intelligence (AI)-driven tumor tracking with dynamic delivery technology, the CyberKnife platform enables smaller treatment margins around the tumor, minimizing the amount of healthy tissue exposed to high-dose radiation.

Significant patient benefits. The CyberKnife platform maximizes patient comfort. Patients may be treated with the CyberKnife platform on an outpatient basis without anesthesia and without the risks and complications inherent in traditional surgery. Patients do not require substantial pretreatment preparation, and typically there is little to no recovery time or hospital stay associated with CyberKnife platform’s treatments. In addition, the CyberKnife platform eliminates the need for an invasive rigid frame to be screwed into the patient’s skull or affixed to other parts of the body, or for trained breath holding or gating instruments.

Additional revenue generation through increased patient volumes. We believe clinical use of the CyberKnife platform allows our customers to effectively treat patients where extreme precision and ability to account for motion are important, and patients who otherwise would not have been treated with radiation or who may not have been good candidates for surgery.

Upgradeable modular design. The CyberKnife platform has a modular design that facilitates the implementation of upgrades that often do not require our customers to purchase an entirely new system to gain the benefits of new features. We continue to work to develop and offer new clinical capabilities enhancing ease of use, reducing treatment times, improving accuracy and improving patient access. The main components and options of the CyberKnife platform include: compact X‑band linear accelerator; robotic manipulator, real‑time image‑guidance system with continuous target tracking and correction; X‑ray sources; image detectors.

Key features of the main components include:

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

Real‑time image‑guidance system with continuous target tracking and correction. Without the need for clinician intervention or treatment interruption, Synchrony is designed to enable continuous monitoring and correction for patient and tumor movements throughout each treatment as it is being delivered. Our patented image guidance technology correlates low dose, real time treatment X-rays with images previously taken with a CT scan of the tumor and surrounding tissue to direct each beam of radiation with increased precision versus treatments without this real time feedback. This, in turn, enables delivery of a highly conformal, non-isocentric dose of radiation to the tumor, minimizing radiation delivered to surrounding healthy tissue. Synchrony is the only technology that uses artificial intelligence, through image guidance, to automatically adapt and synchronize the treatment delivery beam position to the target location precisely and accurately during the delivery of a treatment fraction. The beams of radiation are delivered continuously throughout the treatment session as the patient behaves naturally. The Synchrony technology provides what we believe is unsurpassed clinical accuracy for tumors that move with respiration without the need for implanted fiducials. It makes it possible and practical for clinicians to deliver radiation dose with sub-millimeter precision and accuracy, even for tumors that move with respiration.

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

In addition to the main components listed above, we also offer the following components and options: Lung Optimized Treatment; Synchrony Fiducial Tracking with the InTempo Imaging System; RoboCouch Patient Positioning System; Xchange Robotic Collimator Changer; Iris Variable Aperture Collimator; and the InCise MLC. Key features of some of these components are as follows:

Synchrony Skull, Spine and Lung Tracking Systems. The Synchrony Skull, Spine and Lung Tacking Systems allow for tracking of tumors without the need for implanted markers in the skull, spine and the lung.

Lung Optimized Treatment. An integrated suite of tools that provides a complete fiducial‑free clinical solution for lung cancer patients and optimizes non‑invasive lung SBRT treatments.

InTempo Imaging System. The InTempo Imaging System with the Synchrony Fiducial Tracking System is designed to optimize imaging frequency during prostate treatments, for example, using time‑based image guidance to assist with tracking and correcting non‑predictable intrafraction target motion.

Iris Variable Aperture Collimator. The Iris Variable Aperture Collimator enables delivery of beams in 12 unique sizes with a single collimator, which significantly reduces treatment times and the total radiation dose delivered to the patient.

Fixed Collimators. The Fixed Collimators enables delivery of beams in 12 unique sizes with 12 different collimators, usually used for radiosurgery.

InCise Multileaf Collimator. The InCise MLC, originally designed for the CyberKnife M6 Series, is also available on the CyberKnife S7 System. It is designed to deliver the same precise SRS and SBRT treatments clinicians expect from the CyberKnife platform, while significantly reducing treatment times. With the InCise MLC, the CyberKnife S7 Series can be used to treat larger and irregular tumors more efficiently.

The Radixact System, the Next-Generation TomoTherapy Platform

The Radixact System, the next generation TomoTherapy platform, allows for fully integrated radiation treatment planning, delivery and data management, enabling clinicians to deliver ultra-precise treatments to more than 50 patients per day. Additionally, the Radixact System offers two treatment delivery modes - TomoHelical™ and TomoDirect™ - providing flexibility in the types of indications that can be treated with radiation - from the simplest to the most complex cases, multiple tumors and recurrent tumors.

The system seamlessly integrates with ClearRT helical kVCT high-fidelity imaging, providing clinicians with an option to produce exceptional diagnostic-like quality CT images, quickly and cost-effectively, to improve patient care. Synchrony on the Radixact System tracks and automatically adapts radiation delivery for targets that move, offering the possibility to decrease margins and hypofractionate treatments while efficiently delivering truly personalized care.

We believe the TomoTherapy platform offers clinicians and patients the following benefits:

Versatile treatment capabilities. The TomoTherapy platform’s ring gantry architecture enables precise and efficient treatments with a high degree of dose conformity. The high‑speed binary MLC is integrated with the linac and consists of 64 individual low leakage tungsten leaves that move across the beam to either block or allow the passage of radiation, effectively modulating and shaping the beam as it is emitted. The combination of the ring gantry and the high‑speed MLC enable treatment to be delivered continuously in a 360‑degree helical pattern around the patient’s body (which we refer to as TomoHelical). Additionally, the TomoDirect feature provides the TomoTherapy platform with added versatility, enabling the delivery of high quality, fixed angle beams for those cases suited to simple tangential beam radiation delivery. All TomoTherapy platform systems enable an operator to provide non‑isocentric 3D conformal radiotherapy (3D CRT), IG- IMRT, or stereotactic treatments within a typical cylindrical volume of 40 centimeters in diameter and up to 135 centimeters in length. This expansive treatment field allows single or multiple tumors, located anywhere in body, to be treated in a single session. The TomoTherapy platform’s versatility, efficiency and precision offer clinicians an extensive range of effective treatment possibilities.

Real-time tracking of tumor movement. The Accuray proprietary Synchrony® artificial intelligence (AI)-driven tumor tracking with dynamic delivery technology is a collection of unique hardware and software technologies that enables personalized real-time adaptive delivery of radiation treatment to targets while they are in motion by synchronizing the treatment delivery beam position to the target location precisely and accurately during the delivery of a treatment fraction. Synchrony is the only technology that uses artificial intelligence, through image guidance, to automatically adapt and synchronize the radiation beam to the position of the tumor if and when it moves during treatment. The beams of radiation are delivered continuously throughout the treatment session as the patient behaves naturally. Synchrony can be used on the Radixact System to adapt treatment delivery for tumors that move as a result of bodily processes, including respiration and digestion, as well as patient movement. Synchrony treatments are truly personalized, as delivery is adapted to the individual’s unique movements throughout treatment delivery. If movement changes during treatment, delivery is adapted for that unique change. The Synchrony technology makes it possible and practical for clinicians to deliver radiation dose with accuracy and precision, even for tumors that move. Synchrony helps to maximize treatment effectiveness and minimize dose to surrounding healthy tissue because it accounts for the current and changing conditions of the patient during treatment delivery.

Diagnostic-like quality kVCT images enable better identification of tumors, dose verification and treatment planning We recently launched ClearRT™ helical kVCT imaging technology for the Radixact System. ClearRT imaging brings low dose diagnostic-like kVCT imaging quality, the largest imaging field of view available on a radiation delivery system at 50 cm (diameter) by 135 cm (long), and speed, as evidenced by its ability to capture a 1-meter image in only 1 minute. ClearRT delivers enhanced imaging capabilities compared to conventional linear accelerator systems that rely on cone-beam CT (CBCT) imaging and as an alternative to MR-based radiation therapy systems that can be complex and cost prohibitive to use. ClearRT offers excellent uniformity and low noise across the entire image, improved soft tissue visualization and exceptional spatial resolution, which is intended to enhance the versatility and efficiency of the Radixact System in the radiation therapy department.

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

Efficient clinical workflow for Image-Guided Radiation Therapy, or IGRT, and adaptive radiation therapy. The TomoTherapy platform integrates into a single system all of the key elements for radiation therapy, including treatment planning, CT image‑guided patient positioning, treatment delivery, quality assurance and adaptive planning. The imaging and treatment planning capabilities of many traditional systems are more modular or require cumbersome add‑ons or separate treatment planning systems that result in clinicians taking more steps between scanning, planning and treatment of patients. Conversely, the integrated imaging and treatment features of the Radixact System allows clinicians to scan, plan and treat cancer patients efficiently. Treatment plans as well as daily images can be easily accessed remotely, enabling clinical teams to collaboratively work together, regardless of location, ensuring high quality plan development and delivery. Additionally, ClearRT provides clear, high-fidelity images that is designed to reduce the time required for patient imaging and registration, a crucial part of the treatment delivery process, thereby enabling clinical staff to serve more patients. Also, ClearRT helical kVCT images will be available within the Accuray PreciseART® automated dose trending tool for clinicians to evaluate if plan adaptation would be beneficial, enabling the most personalized patient care.

Low barriers to installation and implementation. All external beam radiation systems must be housed in rooms that have special radiation shielding to capture any radiation not absorbed by the patient. The TomoTherapy platform’s size and self‑contained design allow customers to retrofit them into existing treatment rooms previously used for legacy radiation therapy systems and avoid, or reduce, the significant construction costs that can be associated with building new, larger treatment rooms, which are often required of other radiation therapy systems. With both imaging and radiation delivery capabilities integrated on a ring gantry, the Radixact System requires less space than other linac systems, which use large moving arms to position the linac or incorporate adjacent imaging equipment used for treatment planning. In addition, because the Radixact System has an integrated radiation beam stop, which shields radiation that passes through the patient, they require less radiation shielding in treatment room walls as compared to traditional systems. We also preassemble, test and commission each Radixact System at our manufacturing facility, and ship the system almost fully assembled. This process typically allows radiation “beam on” within four days after delivery and first patient treatments to begin within 14 to 28 days after delivery.

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

In addition to the functionality listed above, the Radixact System may be enhanced with the following product options: TomoDirect Mode and TomoEDGE Delivery. Key capabilities of these options are as follows:

TomoDirect Mode. TomoDirect is standard on the Radixact X7 and X9 models. The TomoDirect mode is a discrete angle, non‑rotational delivery mode that enables the user to create a treatment plan that defines target‑specific gantry angles. Treatment delivery is quickly completed for each beam angle. The TomoDirect mode enables users to plan and treat routine cases with greater efficiency, while achieving the quality of the TomoTherapy platform’s unique beamlet‑based delivery.

TomoEDGE Delivery. TomoEDGE is standard on the Radixact X7 and X9 models. By dynamically varying the width of the collimator jaws during treatment delivery, dose to normal healthy tissues immediately adjacent to the tumor is reduced, helping to minimize the risk of radiation side effects. Additionally, overall treatment time is shortened because the jaws opening can be effectively tailored to the size of the tumor, enabling more efficient dose coverage. The resulting gains in treatment quality and speed expand the Radixact Systems’ clinical and market reach within the conventional and stereotactic radiotherapy spaces.

Our Software Solutions

Our Accuray Precision Treatment Planning with iDMS Data Management Systems provide fully integrated treatment planning and data management systems for use with all compatible Accuray delivery platforms.

Accuray Precision Treatment Planning. With a streamlined and intuitive interface, Accuray Precision Treatment Planning System enables clinicians to efficiently generate high quality radiation therapy treatment plans for all case types. It is a complete planning solution, including multi‑modality image fusion with proprietary deformable image registration algorithm, comprehensive suite of contouring tools, AutoSegmentation auto‑contouring options for head and neck, brain, and prostate, side‑by‑side treatment plan comparison, plan summation and evaluation. It supports treatment plan creation for all case types with TomoHelical, TomoDirect IMRT and 3D CRT planning mode on both Radixact and TomoTherapy Systems enabled with iDMS Data Management Systems. It also supports planning for all case types on CyberKnife platforms, including Frameless Intracranial Radiosurgery, Fiducial‑Free Lung Tracking with Dynamic Motion Synchronization, SBRT, for the skull, spine, abdomen and pelvis, as well as IMRT. It provides fast and accurate dose computation engines for both Accuray platforms, including Monte Carlo dose calculation for the CyberKnife InCise Multileaf Collimator and VOLO™ Technology for the CyberKnife, Radixact and TomoTherapy Systems. The VOLO solution features high‑speed parallel processing for both dose calculation and optimization that empowers clinicians to create highly customized treatment plans in less time, with greater flexibility to work interactively and in real time to efficiently develop the best IMRT treatment plans for even the most complex cases.

The Accuray Precision Treatment Planning System can be further enhanced with optional advanced capabilities described below:

PreciseART Adaptive Radiation Therapy Option. The PreciseART Radiation Therapy Option extends adaptive radiotherapy possibilities, delivering an entirely new level of system integration and workflow automation for Radixact and other TomoTherapy Systems compatible with iDMS. The PreciseART Option enables clinicians to monitor patient treatment and efficiently adapt plans, helping clinics of all sizes deliver more precise treatments to more patients. It offers automated processing of daily imaging to enable clinicians to monitor all patients and set protocol‑specific action levels to flag cases for review and possible plan adaptation. The PreciseART software's streamlined re‑planning capabilities leverage full integration of treatment delivery, planning and database systems to allow clinicians to efficiently generate new treatment plans based on previous plan data. It also maintains the integrity of original treatment plans to ensure tumor coverage, preserve Organ‑At‑Risk (OAR) doses and reduce toxicity. We believe our PreciseART software is the only practically usable adaptive therapy solution available to the mainstream radiation therapy market.

PreciseRTX Retreatment Option. The PreciseRTX Retreatment Option makes retreatment planning more efficient and effective. The option helps to accelerate and enhance the process of creating new treatment plans for patients who have received previous irradiation. The workflow includes importation of patient dose data, from either Accuray or non Accuray planning systems, automatic deformation of original plan contours onto a new treatment planning CT, automatic deformation of previously delivered dose onto a new planning CT, generation of the re-treatment plan based on the information from existing plan and summation of the original and new treatment plans to review the total dose.

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

OIS Connect Option. The OIS Connect software option is a DICOM standard-based solution that provides the ability to interface all iDMS enabled Accuray platform to a compatible Oncology Information System (OIS). This integration with electronic medical record generates a comprehensive export of the radiotherapy treatment history delivered using Accuray platforms.

Total Quality Assurance (TQA™) package. The TQA application offers trending and reporting of many systems and dosimetric parameters that allow physicians to monitor the performance of their TomoTherapy platforms.

Delivery Analysis™. Delivery Analysis is a software option for the TomoTherapy platform that enables easy pretreatment patient QA. The software also offers an innovative capability to monitor doses throughout the patient treatment using detector signals to ensure that the patient is receiving the expected dose from treatment to treatment. Delivery Analysis provides both high level analytics for summary display as well as detailed analysis capability.

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

We market our products to radiation oncologists, neurosurgeons, general surgeons, oncology specialists and other referring physicians in hospitals and stand‑alone treatment facilities. We intend to continue to increase our focus on marketing and education efforts to surgical specialists and oncologists responsible for treating tumors throughout the body and are also working closely with hospital administrators to demonstrate the economic benefits of our offering. Our marketing activities also include efforts to inform and educate patients with cancerous or benign tumors, or neurologic disorders, about the benefits of the CyberKnife and TomoTherapy platforms.

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

As of June 30, 2022, we held exclusive field of use licenses or ownership of approximately 392 U.S. and foreign patents, and approximately 162 U.S. and foreign patent applications. These patents and applications cover various components and techniques incorporated into the CyberKnife and TomoTherapy platforms, or which may be incorporated into new technologies under current development, all of which we believe will allow us to maintain a competitive advantage in the field of radiation therapy systems. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted to us in the future will provide us with protection.

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

Competition

The medical device industry in general and the non‑invasive cancer treatment field in particular, are subject to intense and increasing competition and rapidly evolving technologies. Because our products often have long development and regulatory approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over well‑established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Traditional surgery and other forms of minimally invasive procedures, brachytherapy, chemotherapy, immunotherapy, and other drugs remain alternatives or are complementary to treatments delivered with the CyberKnife and TomoTherapy platforms.

New product sales in this competitive market are primarily dominated by two companies: Elekta AB (Elekta) and Varian, a Siemens Healthineers company. Some manufacturers of standard linac systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image‑guidance systems to perform both radiosurgical and radiotherapy procedures. Our other competitors include ViewRay Inc. (ViewRay), RefleXion Medical Inc., ZAP® Surgical Systems, and other companies in the radiosurgical and radiation therapy markets.

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

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render the CyberKnife and TomoTherapy platforms and their technologies obsolete. Many of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience in research and development than we have. We cannot assume that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete or less useful. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. Our competitive position also depends, among other things, on:

•
Widespread awareness, acceptance and adoption of our products by the radiation oncology, cancer therapy and neurosurgery markets;
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

Our customers’ equipment purchase considerations typically include reliability, treatment quality, service capabilities, patient throughput, price, payment terms and equipment supplier viability. We believe we compete favorably with our competitors on price and value based upon the technology offered by our platforms. We strive to provide technologically superior products that covers substantially all aspects of radiation therapy to deliver precise treatments with high‑quality clinical outcomes that meet or exceed customer expectations.

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

Coverage

There are currently no National Coverage Determinations in place under Medicare for treatments provided on a CyberKnife, TomoTherapy, or Radixact platform. Medicare coverage criteria for treatments performed on a CyberKnife, TomoTherapy, or Radixact platform is outlined in Local Coverage Determinations or, in the absence of a formal policy, treatment is covered as long as it is considered reasonable and necessary. The most common indications covered by Medicare in Local Coverage Determinations for radiotherapy are primary and metastatic tumors in the brain, spine, lung, liver, kidney, pancreas, adrenal gland, head and neck, breast, prostate, abdominal and retroperitoneal regions, as well as other cancers that have failed previous treatment. Commercial payor policies vary with respect to coverage for radiotherapy including many of the indications covered by Medicare, though coverage criteria may differ.

Coding

The codes that are used to report radiosurgery treatment delivery in 2022 for the hospital outpatient department are Current Procedural Terminology (CPT) codes 77372 and 77373 for single fraction intracranial radiosurgery and single fraction extracranial/multi‑session radiosurgery/stereotactic body radiation therapy. For freestanding centers, robotic radiosurgery is billed with robotic radiosurgery Healthcare Common Procedural Codes (HCPCs) G0339 and G0340. The non‑robotic SRS/SBRT codes 77372 and 77373 are also payable codes in the freestanding site of service for non‑robotic SRS/SBRT.

In 2022, in the hospital outpatient department, IMRT delivery is billed under CPT code 77385 for simple IMRT and 77386 for complex IMRT. For 3D CRT three codes are used to report simple, intermediate, and complex treatments. 3D-CRT treatments delivered using the TomoTherapy and Radixact Systems are considered complex treatments and reported under the complex 3D‑CRT code 77412. In December 2015, the Patient Access and Medicare Protection Act (PAMPA) stopped the IMRT and 3D CRT delivery codes from being implemented and prevented reimbursement reductions in the freestanding center setting through calendar year 2019. Although the payment freeze was set to expire on December 31, 2019, the Centers for Medicare and Medicaid Services (CMS) has continued to recognize these temporary HCPCS G codes in this setting. We expect all valid delivery codes will be recognized by commercial payers. Other codes are used to report treatment planning, dosimetry, treatment management, and other procedures routinely performed for treating radiosurgery or radiotherapy patients.

Payment

In the United States, most procedures using the CyberKnife, TomoTherapy, and Radixact Systems are performed in the hospital outpatient department. Payment rates under the Medicare fee-for-service methodology are established based on cost data submitted by hospitals. CMS pays separately for ancillary procedures in addition to the delivery of IMRT, 3D CRT, and SRS/SBRT as well as a Comprehensive APC that bundles delivery and some ancillary services for single session cranial radiosurgery.

Payment for treatment with CyberKnife and TomoTherapy platforms are also available in the freestanding center setting. In 2022, the primary treatment delivery codes for robotic radiosurgery are priced by the regional Medicare Administrative Contractors. In 2022, it is expected the robotic SRS/SBRT delivery codes will remain contractor priced for providers paid under the traditional fee-for-service methodology. Payment rates for IMRT and 3DRT procedures are set by CMS with adjustments to account for geographic market variations.

In July 2019, CMS released a proposed rule titled Medicare Program; Specialty Care Models to Improve Quality of Care and Reduce Expenditures, which includes a new, alternative payment model for radiation oncology services. However, due to several COVID-19 related delays and failure to gain stakeholder consensus, CMS has indefinitely delayed the implementation until future rulemaking. It is unclear as to when or if CMS will implement an alternative payment model for radiation oncology.

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

Backlog

For a discussion of our fiscal 2022 backlog, please refer to the section entitled “Backlog,” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees and Human Capital Resources

Our employees are critical to the success of our business. As of June 30, 2022, we had 1044 full-time employees, including 388 employees employed outside of the United States. We also engage part-time employees and independent contractors to supplement our workforce. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and we believe our relationship with our employees is good.

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
•
The ongoing military action between Russia and Ukraine, and the global response to it, could adversely affect our business, financial condition and results of operations.
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
•
Third parties may claim we are infringing their intellectual property or that we are operating outside the scope of or violating a license or other agreement relating to their intellectual property, and we could suffer significant audit, litigation or licensing expenses, incur liabilities associated with indemnification obligations to customers, experience disruptions in the supply for components of our product or related services, or be prevented from selling our product or components of our product.
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

Risks Related to Our Business and Results of Operations

We face risks related to the current global economic environment, including risks arising in connection with the COVID-19 pandemic, inflation or recession, which could adversely affect our business, financial condition and results of operations by, among other things, delaying or preventing our customers from obtaining financing to purchase the CyberKnife and TomoTherapy platforms and implement the required facilities to house our systems.

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. Concerns over economic and political stability, inflation levels and related efforts to mitigate inflation, a potential recession, the level of U.S. national debt, currency fluctuations and volatility, the rate of growth of Japan, China and other Asian economies, unemployment, the availability and cost of credit, trade relations, including the imposition of various sanctions and tariffs, the duration and severity of the COVID-19 pandemic, energy costs and geopolitical uncertainty and conflict have contributed to increased volatility and diminished expectations for the economy and the markets in general. In turn, periods of economic slowdown or recession could lead to a reduction in demand for our products and services, which in turn would reduce our revenues and adversely affect our results of operations and our financial position. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

Further, the U.S. federal government has called for, or enacted, substantial changes to healthcare, trade, fiscal, and tax policies, which may include changes to existing trade agreements and may have a significant impact on our operations. For example, of the United States has imposed tariffs on certain foreign products, including from China, that have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. If economic conditions worsen or new legislation is passed related to the healthcare system, trade, fiscal or tax policies, customer demand may not materialize to levels we require to achieve our anticipated financial results, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, uncertain credit markets and concerns regarding the availability of credit, including concerns related to the COVID-19 pandemic, inflation or a recession, could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates or does not improve, our business could be negatively affected by factors such as reduced demand for our products resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers, and delays associated with the ongoing COVID-19 pandemic. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy platforms. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy platforms, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations. In addition, the ongoing global COVID-19 pandemic and other events that affect the global economy, has caused, and may continue to cause, uncertainty in the global markets. The risks related to the COVID-19 pandemic are discussed in more detail in our risk factor entitled “The effect of the COVID-19 pandemic, or the perception of its effects, on our operations and the operations of our customers and suppliers, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.”

The effect of the COVID-19 pandemic, or the perception of its effects, as well as the responses of governments and private industry on our operations and the operations of our customers and suppliers, have and could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In fiscal year 2020, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China and was subsequently declared a pandemic, which has affected, and continues to affect, the worldwide economy, global operations and global supply chains. In addition, new variants of COVID-19 that are more contagious have also spread throughout the world. The COVID-19 pandemic continues to be prevalent and related government and private sector responsive actions have impacted and will likely continue to adversely affect our business operations. It is impossible to predict the full extent of the effects of the COVID-19 pandemic on our business, operations, financial condition or the economy.

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

In addition, the COVID-19 pandemic and other factors continue to impact the global supply chain, causing disruptions to service providers, logistics and the flow and availability of supplies and products. In particular, we have experienced disruptions in parts of our supply chain that have resulted in delays in the receipt of certain components for our products as well as increased pricing pressure for such parts. These ongoing supply chain challenges and heightened logistics costs have affected our gross margins and net income (loss), and our current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses at least through the remainder of the calendar year of 2022, if not longer. Furthermore, certain parts required for the manufacture and servicing of our products are scarce and becoming increasingly difficult to source even at increased prices. If such parts become unavailable to us, we would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss). Additionally, to protect the health and well-being of our employees, suppliers, and customers, we have also made modifications to employee travel and limited non-essential work travel, implemented remote work arrangements as most employees are advised to work from home, and cancelled or shifted some of our conferences and other marketing events to virtual through the calendar year of 2022. In addition, other impacts of the COVID-19 pandemic have included and could include significant and unpredictable reductions in the demand for our products, a deepening of the changes to the operations and workflows of our customers that could result in increased customer defaults or delays in payment; additional delays, cancellations and redirection of planned capital expenditures and installations of our system by our customers to focus resources on COVID-19; disruptions in our supply chain or a reduction or interruption in any of our manufacturing processes resulting in our inability to meet demand for our products or services; or closures of our key facilities or the facilities of our customers or suppliers. For example, our cancellations of orders have increased due to the COVID-19 pandemic. Further, a lack of coordinated response on or compliance with risk mitigation with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business.

In addition, there has been ongoing disruption and uncertainty in the economy related to the pandemic, including supply chain disruption, labor shortages and uncertainty in the financial markets, which has adversely impacted our revenue, net income (loss) and cash flow. We have also incurred additional expenses required to mitigate such impacts. These impacts could continue to affect our business as the COVID-19 pandemic progresses. The impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the extent to which our operations and financial condition are affected by the COVID-19 pandemic, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted at this time and are uncertain, including the spread, severity and potential resurgence of COVID-19, the impact of new COVID-19 variants, vaccination deployment efforts, and how long pandemic and associated health measures will last, among others. The situation is developing rapidly and additional impacts may arise that we are not aware of currently, however, the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, the COVID-19 pandemic and the various responses to it, may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.

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

As of June 30, 2022, we had an accumulated deficit of $492.5 million. We may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

As of June 30, 2022, we had total consolidated liabilities of approximately $419.7 million; including $100.5 million of Notes of which $2.9 million is classified as short-term, the Revolving Credit Facility of $5.0 million and the Term Loan Facility of $75.0 million, of which $5.7 million is classified as a short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

Our operating results, including our cash flows quarterly orders, revenues and margins fluctuate from quarter to quarter and may be unpredictable, which may result in a decline in our stock price.

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

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. The COVID-19 pandemic has adversely impacted the pace at which the backlog converts to revenue. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 and 2021 caused by the COVID-19 pandemic, which resulted in decreased revenue for these periods. We expect that such delays in deliveries and installations will continue to some degree through the remainder of calendar year of 2022, which would have a negative impact on our revenue during such period. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

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

Our operating results may also be affected by a number of other factors, some of which are outside of our control, including:

•
delays in business operations of our customers or vendors, construction at customer sites and installation, including such delays caused by the impact of the COVID-19 pandemic or supply chain delays;
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

We consider the competition for the CyberKnife and TomoTherapy platforms to be existing radiation therapy systems, primarily using C‑arm linacs, which are sold by large, well‑capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies, including Varian, a Siemens Healthineers company, Elekta AB (“Elekta”), ViewRay, Inc., RefleXion Medical Inc. and Zap Surgical Systems. Varian has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures. In May 2017, Varian launched a radiation therapy product called Halcyon which they have positioned against our TomoTherapy platform. Additionally, in September 2019, Varian introduced a related device called Ethos, designed to allow on-couch adaptation and treatment monitoring.

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

We are subject to risks arising from our international operations, which may adversely affect our business, financial condition, and results of operations.

We derive a majority of our revenue from our international operations, and we plan to continue expanding our business in international markets in the future. In addition, we have employees engaged in R&D, manufacturing, administration, manufacturing, support and sales and marketing activities.

•
As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following: economic or political instability in the world or in particular regions or countries in which we do business, including the market volatility resulting from the COVID-19 pandemic and, conflicts or war, such as the war in Ukraine;
•
import delays;
•
changes in foreign laws and regulations governing, among other matters, the clearance, approval and sales of medical devices;
•
compliance with differing foreign regulatory requirements to sell and market our products;
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

•
effects of and uncertainties caused by the United Kingdom’s withdrawal from the European Union;
•
contractual provisions governed by foreign laws; and
•
natural disasters, such as earthquakes and fires, and global or regional health pandemics or epidemics, such as COVID-19, or data privacy or security incidents, that may have a disproportionate effect in certain geographies resulting in decreased demand or decreased ability of our employees or employees of our customers and partners to work and travel.

Our inability to overcome these obstacles could harm our business, financial condition and operating results. Even if we are successful in managing these obstacles, our partners internationally are subject to these same risks and may not be able to manage these obstacles effectively.

In addition, our partners internationally are subject to these same risks. If we or our partners are impacted by any of these factors, our business, financial condition and operating results could be adversely affected.

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

The ongoing military action between Russia and Ukraine, and the global response to it, could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russian military forces commenced military operations in Ukraine, and sustained conflict and disruption in the region is likely. The length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable and could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

The military conflict in Ukraine has led to an unprecedented expansion of sanction programs imposed against Russia by the United States, Canada, the EU, the United Kingdom, Switzerland, and Japan, among others, that in relevant part, impose sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the EU, making it increasingly difficult to transfer money from Russia to other countries. In response to new international sanctions, and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and imposed other economic and financial restrictions. If we are unable to receive payment from customers in Russia or transfer money outside of Russia, it could affect our ability to convert backlog from that region into revenue. The situation is rapidly evolving, and the United States, the EU, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and measures, as well as existing and potential further responses from Russia or other countries, could adversely affect the global economy and financial markets, as well as our business, financial condition and results of operations, which may also magnify the impact of other risks described in this “Risk Factors” section.

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers, although our business operations involving Russia and Ukraine do not constitute a material portion of our business. However, the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.

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
•
enter into collaborations with third parties. For example, a key component of our research and development program is our collaboration with research programs at selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide;
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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past. For example, although we have not initiated any product recalls that were reportable to the FDA in fiscal year 2022, in fiscal year 2021, we voluntarily initiated one recall related to the TomoTherapy platform and one recall on the CyberKnife platform, both of which were reported to the FDA. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Our reliance on single‑source suppliers for critical components of the CyberKnife and TomoTherapy platforms could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single‑source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy platforms, including, with respect to the CyberKnife platform, the robot, couch and magnetron and, with respect to the TomoTherapy platforms, the couch, solid state modulator and magnetron. In addition, as a result of global supply chain disruptions, we have experienced and continue to experience disruptions in parts of our supply chain, which has caused delays in the receipt of certain component parts for our products and increased pricing pressure for such parts, including with respect to parts purchased from our single-source suppliers, adversely affecting our gross margins in the near term, and increasing the risk that these supply chain disruptions could materially affect our ability to meet customer demand. Furthermore, as a result of the effects of the COVID-19 pandemic and associated supply chain challenges, some of our suppliers have limited or reduced the sale of such components to us or increased the cost of certain components to us. If these conditions worsen, or if these suppliers were to experience financial difficulties, additional supply chain or other problems that prevents them from supplying us with the necessary components, we could fail to meet product demand, which could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components, including as a result of global shortages in important components, have resulted in, and will continue to cause inflationary pressure on our supply chain and could cause a significant increase in the costs of these components, which could affect our results of operations. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. Difficulties in obtaining a sufficient supply of component materials continue to increase, and we expect such difficulties to persist at least through the remainder of the calendar year of 2022, if not longer. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

We generally do not maintain large volumes of inventory, which makes us even more susceptible to harm if a single‑source supplier fails to deliver components on a timely basis, and maintaining our historical levels of inventory has been adversely impacted by the COVID-19 pandemic. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife or TomoTherapy platforms, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. The disruption or termination of the supply of key components for the CyberKnife or TomoTherapy platforms could harm our ability to manufacture our products in a timely manner or within budget, harm our ability to generate revenue, lead to customer dissatisfaction and adversely affect our reputation and results of operations.

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

Our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors that impact customer confidence and spending, including capital spending. Changes in economic conditions, supply chain constraints, logistics challenges, the conflict between Russia and Ukraine and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation than previously experienced or expected, which has lead to an increase in costs. In an inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and cost commitments are linked to contractual agreements that extend many years into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures.

We depend on key employees, the loss of whom would adversely affect our business. If we fail to attract and retain employees with the expertise required for our business, we may be unable to continue to grow our business.

We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. Further, the continuing or recurring restrictions placed on recruiting, training and retention by the ongoing COVID-19 pandemic may further exacerbate these conditions and interfere with our ability to find and retain qualified personnel. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we face significant competition for key personnel and other employees, particularly in the San Francisco Bay Area where our headquarters is located, from other medical equipment and software manufacturers, technology companies, universities and research institutions. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. Moreover, we have in the past conducted reductions in force in order to optimize our organizational structure and reduce costs, and certain senior personnel have also departed for various reasons. At the same time, we may face high turnover, requiring us to expend time and resources, including financial resources, to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain key personnel and other employees, we may be unable to continue to grow our business successfully.

Disruption of critical information technology systems, infrastructure and data or cyberattacks or other security breaches or incidents could harm our business and financial condition.

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss, unavailability of or damage to intellectual property through a cyberattack (including ransomware and other attacks) or other security breach or incident. While management is committed to identifying and improving data security risks through oversight of data security by our Chief Information Security Officer and implementation of various technical safeguards, procedural requirements and policies, regardless of the resources we allocate and the effectiveness with which we manage them, we face a risk of cyberattacks and other security breaches and incidents. Any cyberattacks or other security breaches or incidents we suffer could expose us to a risk of lost or corrupted information, unavailability of information, unauthorized disclosure of information, claims, litigation and possible liability to employees, customers and others, and investigations and proceedings by regulatory authorities. In addition, we have moved some of our data and information to a cloud computing system, where applications and data are hosted, accessed and processed through a third party provider over a broadband internet connection. Consequently, we are dependent on the security measures of the provider of this cloud computing system, and we may also utilize third-party providers for other services such as human resources, electronic communications and financial functions. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. Further, we could be subject to outages, cyberattacks, and other security breaches and incidents suffered by the third party service provider. Currently, during the COVID-19 pandemic, more of our personnel and the personnel of our service providers are working remotely, which increases the risks of security breaches and cyberattacks. Additionally, cybersecurity researchers have observed increased cyberattack activity, and warned of heightened risks of cybersecurity attacks, in connection with the military conflict in Ukraine. In addition to potential exposure to cyberattacks, security incidents, or other actions that may compromise the security of or interfere with the function of our products, defects or vulnerabilities in the software or systems of our third party vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, results of operations, or cash flows and may also harm our reputation, brand, and customer relationships

If our data management systems or those of our third-party providers do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, computer viruses, security breaches, cyberattacks, catastrophic events or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results. As a result, our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect patient and customer information, and the information technology needs associated with our changing products and services. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, continuing our efforts to build security into the design of our products, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future, or that we will not suffer from disruptions or other systems issues even if we devote substantial resources and personnel to these efforts.

In addition, privacy and security breaches and incidents arising from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized person or to the public and may compromise our security systems. There can be no assurance that any efforts we make to prevent against such privacy or security breaches or incidents will prevent breakdowns or breaches or incidents in our systems or those of our third-party service providers that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received in the past and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties, which, if successful, could pose a risk of loss, unavailability, or corruption of, or unauthorized access to or acquisition of, data, risk to patient safety and risk of product recall. As the techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Third-party service providers store and otherwise process certain personal data and other confidential or proprietary information of ourselves and third parties on our behalf, and these service providers face similar risks. Moreover, we manufacture and sell hardware and software products that allow our customers to store confidential information about their patients. Both types of products are often connected to and reside within our customers’ information technology infrastructures. We do not have measures to configure or secure our customers’ equipment or any information stored in our customers’ systems or at their locations, which is the responsibility of our customers. Our customers are also continually updating their cybersecurity standards for the products that they purchase. While we have implemented security measures designed to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not meet the standards set by our customers or be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and may not be recognized until launched against a target. A network security or systems security breach or incident suffered by ourselves or our third-party service providers or other events that cause the loss or unauthorized use or disclosure of, or access by third parties to, sensitive information stored by us or our customers, or the perception that these events have occurred or that our security measures for our products are lacking, could have serious negative consequences for our business, including loss of information, indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our customers to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could have an adverse effect on our financial results.

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

New and proposed privacy, cybersecurity, and data protection laws are also providing new rights to individuals and increasing the penalties associated with non-compliance. For example, the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, imposes stringent data privacy and data protection requirements regarding the personal information of California residents, and provides for penalties for noncompliance of up to $7,500 per violation, as well as a private right of action from individuals in relation to certain security breaches.

Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), approved by California voters in November 2020, will go into effect on January 1, 2023. The CPRA, which amends the CCPA, creates additional obligations relating to California consumers' personal information beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA, which significantly modifies the CCPA, could potentially result in further uncertainty and require us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA, as modified by the CPRA, is prompting a wave of similar legislative developments in other states in the U.S., which could potentially create a patchwork of overlapping but different state laws. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act that will go into effect on January 1, 2023, in July 2021, Colorado enacted the Colorado Privacy Act that will take effect on July 1, 2023, in March 2022 Utah enacted the Utah Consumer Privacy Act that will take effect on December 31, 2023, and in May 2022, Connecticut enacted the Act Concerning Personal Data Privacy and Online Monitoring that will take effect on July 1, 2023. These new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. Additionally, the U.S. federal government is contemplating privacy legislation. We cannot fully predict the impact of the CCPA, CPRA, or other new or proposed legislation on our business or operations, but the restrictions imposed by these laws and regulations may require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect consumer privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

Privacy, cyber security and data protection legislation around the world is comprehensive and complex and there has been a recent trend towards more stringent enforcement of requirements regarding protection and confidentiality of personal data. The restrictions imposed by such laws and regulations may limit the use and adoption of our products and services, reduce overall demand for our products and services, require us to modify our data handling practices and impose additional costs and burdens. With increasing enforcement of privacy, cyber security and data protection laws and regulations, there is no guarantee that we will not be subject to investigation, enforcement actions or other proceedings by governmental bodies or that our costs relating to privacy, data protection or cyber security laws and regulations will not increase significantly. Enforcement actions, investigations and other proceedings can be costly, require significant time and attention of management and other personnel and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies. While we have not been named in any such suits, we may be in the future, including if we were to suffer a security breach or incident. Any inability to adequately address concerns relating to privacy, data protection or cyber security, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Our actual or alleged failure to comply with applicable laws and regulations could result in investigation, enforcement actions or other proceedings against us, including fines and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could harm our business, results of operations and financial condition.

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

Customer service is a critical element of our sales strategy. Third‑party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of COVID-19, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, we have experienced delays in shipment of parts to customers as well as increased freight and logistics expenses, which may intensify if the COVID-19 pandemic continues to disrupt the global supply chain. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs to continue through at least the remainder of the calendar year of 2022, if not longer. If this continues for longer than we expect or if any of the above occurs our customers may experience further delays and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

Third parties may claim we are infringing their intellectual property or that we are operating outside the scope of or violating a license or other agreement relating to their intellectual property, and we could suffer significant audit, litigation or licensing expenses, incur liabilities associated with indemnification obligations to customers, experience disruptions in the supply of components of our products or related services, or be prevented from selling our product or components of our product.

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

Also, because we purchase major components for each of our products from outside suppliers, we face the additional risk that infringement claims may be brought against us based on patents and other intellectual property rights that are embodied or contained in, or practiced by, those components (including software components) that we obtain from third parties, and any such claims against us, such as by our direct and indirect suppliers, may additionally allege that we are operating outside the scope of or violating a license or other agreement relating to their intellectual property.

In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license or other agreement to which we are a party, we could be subject to third-party audit, experience disruptions in the supply of third-party components or related services, or be prevented from selling our products (or components of our products) unless we obtain a license or are able to redesign the product to avoid infringement. Required licenses may not be made available to us on acceptable terms or at all. If we are unable to obtain a license or successfully redesign our system, we might be prevented from selling such system. If there is an allegation or determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, pay ongoing royalties or otherwise settle such matter upon terms that are unfavorable to us. In these circumstances, we may be unable to sell our products at competitive prices or at all, and our business and operating results could be harmed.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2022, customer contracts with extended payment terms of more than one year amounted to approximately 6% of our current accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. In addition, as a result of the COVID-19 pandemic and the resulting disruption to the operations of our customers, we have experienced and may continue to experience increased requests by our customers for extended payment terms as well as temporary suspensions of service and the corresponding payment obligations. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

We may attempt to acquire new businesses, products or technologies, including forming joint ventures, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefits or harm our existing business.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time consuming, and costly, and we may not be able to successfully complete identified acquisitions. Other companies may compete with us for these strategic opportunities. In addition, even if we successfully complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations or timely and effectively commence operations because the process of integration could be expensive, time consuming and may strain our resources. Furthermore, the products and technologies that we acquire may not be successful or may require significantly greater resources and investments than we originally anticipated. Implementing or acquiring new lines of business or offering new products and services within existing lines of business can affect the sales and profitability of existing lines of business or products and services, including as a result of sales channel conflicts. With respect to any acquisition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors. Future acquisitions could also result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or expenses or other charges, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock. Further, acquisition targets may also operate in foreign jurisdictions with laws and regulations with which we have limited familiarity, which could adversely impact our ability to comply with such laws and regulations and may lead to increased litigation risk. Such laws may also offer us inadequate or less intellectual property protection relative to U.S. laws, which may impact our ability, as well as the ability of the acquisition target, to safeguard our respective intellectual property from infringement and misappropriation. As a result of these and other factors, we may not realize the expected benefits of any acquisition or such benefits may not be realized at expected levels or within the expected time period. The failure to successfully consummate such strategic transactions and effectively integrate and execute following such consummation may have an adverse impact on our growth, profitability, financial position and results of operations.

We may not be able to fully utilize certain tax loss carryforwards.

As of June 30, 2022, we had approximately $324.0 million and $131.1 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2023 for state purposes. In addition, as of June 30, 2022, we had federal and state research and development tax credit carryforwards of approximately $25.5 million and $22.1 million, respectively. If not utilized, the California research credits have no expiration date, but the federal research credits and other non-California state research credits will begin to expire in 2023. The Tax Act legislation, as modified by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), among other things, includes changes to the rules governing net operating losses. Net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account). It is uncertain if and to what extent various states will conform to the Tax Act or CARES Act. For state income tax purposes, there may be periods during which the use of net operating losses is suspended or otherwise limited. On February 9, 2022, California enacted 2022 CA SB11, which shortens the previously enacted suspension on the use of net operating losses and prior limits on the use of business tax credits, including the research and development credit. In addition, utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code.

We are subject to the tax laws of various foreign jurisdictions, which are subject to unanticipated changes and interpretation and could harm our future results.

The application of tax laws of various foreign jurisdictions is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements including our transfer pricing or determine that the manner in which we operate our business does not achieve the intended tax consequences. The application of tax laws can also be subject to conflicting interpretations by tax authorities in the various jurisdictions we operate. It is not uncommon for taxing authorities in different countries to have conflicting views, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes. Further, tax laws are subject to change, which could adversely impact our tax rate. For example, the current administration has proposed tax reform legislation to impose a global minimum tax, which could result in increased marginal corporate tax rates. A number of countries, as well as organizations such as the Organization for Economic Cooperation and Development, support the global minimum tax initiative. Such countries and organizations are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business, which could materially impact our results of operation.

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

At June 30, 2022, we had $88.7 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, which could be difficult or impossible depending on the state of economic and capital markets environments at the time, as well as the state of our business, operating results and financial condition. For example, any sustained disruption in the capital markets from the global economic environment could negatively impact our ability to raise capital. Our debt levels may impair our ability to obtain additional financing in the future. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. We cannot assure that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

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

The ACA includes a large number of health related provisions, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost‑effective care and a reduction of inefficiencies and waste and including new tools to address fraud and abuse. The laws also include a decrease in the annual rate of inflation for Medicare payments to hospitals and the establishment of an independent payment advisory board to suggest methods of reducing the rate of growth in Medicare spending. We do not yet know the full impact that the ACA will have on our business. The expansion in the government's role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by third-party payors for our products, or reduced volume of medical procedures conducted with our products, all of which could have a material adverse effect on our business, financial condition and results of operations. The Tax Act was signed into law in December 2017, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. However, with any new administration, the federal government may take further action regarding the ACA, including, but not limited to, reversing the changes implemented by prior administrations and expanding or reducing access to coverage under the ACA. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Since the enactment of the ACA, CMS continues its efforts to move away from fee for service payments for furnishing items and services in Medicare. As a result of actions taken in 2020 and 2021, CMS has finalized, but not implemented a radiation oncology alternative payment model (RO-APM). This model was designed to determine if a site neutral, modality agnostic, episode-based payment model would reduce Medicare expenditures and preserve beneficiary quality of care. However, due to several COVID-19 related delays and failure to gain stakeholder consensus, CMS has indefinitely delayed implementation of the model until future rule-making. As such, it remains unclear as to if or when CMS will introduce the RO-APM. If implemented, it is unclear what impact, if any, the RO-APM and other government payer initiatives will have on our business and operating results, but uncertainties surrounding the new payment model or other initiatives could pause or otherwise delay the purchase of our products by our customers and any resulting decrease in reimbursement to our customers may result in reduced demand for our services.

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

In addition to the other risk factors described above and below, factors affecting the trading price of our common stock include:

•
impacts to our business, operations or financial condition caused by concerns in connection with the global economic environment, COVID-19 pandemic or supply chain disruptions;
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
•
announcement of strategic transactions or capital raising activities; and
•
market conditions in our industry, the industries of our customers and the economy as a whole, including the impact of increased inflation or a recession.

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

We also lease approximately 158,000 square feet of product development, manufacturing, administrative and warehouse space in four buildings in Madison, Wisconsin, as follows:

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

As of August 15, 2022, there were 176 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders and believe the number of stockholders of record underestimates our total number of stockholders.

In May 2022, we granted 312,500 shares of restricted stock units (“RSUs”) to an employee, with a grant-date fair value of $2.08 per restricted stock unit. Each restricted stock unit represents the right to receive one share of our common stock upon vesting. One fourth of the aggregate RSUs vest annually over a period of four years. We did not receive any proceeds from this issuance. The issuance of such securities was exempt from registration under the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act, for transactions by an issuer not involving a public offering. Other than as noted above and as previously reported to the Securities and Exchange Commission (SEC) on our Current Reports on Form 8-K, there were no sales of unregistered equity securities by us during the year ended June 30, 2022.

Issuer Purchases of Equity Securities

The Company had no repurchases of its common stock during the quarter ended June 30, 2022.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 30, 2017 and June 30, 2022, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on June 30, 2017 in our common stock, the S&P Healthcare Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any.

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

Item 6. [RESERVED]

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

Overview

Company

Accuray Incorporated is a radiation therapy company that develops, manufactures, sells and supports market-changing solutions that are designed to deliver radiation treatments for even the most complex cases, while making commonly treatable cases even more straightforward, to meet the full spectrum of patient needs. We believe in comparison to conventional linear accelerators, our treatment delivery, planning, and data management solutions provide better accuracy, flexibility, and control; fewer treatments with shorter treatment times; and the technology to expand beyond cancer, making it easier for clinical teams around the world to provide treatments that help patients get back to living their lives, faster.

Our innovative technologies, the CyberKnife® and TomoTherapy® platforms, including the Radixact® System, our next generation TomoTherapy platform, are designed to deliver advanced treatments, including stereotactic radiosurgery (SRS), stereotactic body radiation therapy (SBRT), intensity modulated radiation therapy (IMRT), image-guided radiation therapy (IGRT), and adaptive radiation therapy (ART). The CyberKnife and TomoTherapy platforms have complementary clinical applications with the same goal: to empower our customers to deliver the most precise and accurate treatments while still minimizing dose to healthy tissue, helping to reduce the risk of side effects that may impact patients’ quality of life. Each of these systems serves patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities. The CyberKnife platform is also used by neurosurgeons specializing in radiosurgery to treat patients with tumors in the brain and spine, and neurologic disorders. In addition to these products, we also provide services, which include post-contract customer support (warranty period services and post warranty services), installation services, training, and other professional services.

The CyberKnife Platform

The CyberKnife platform is the only robotic, full-body stereotactic radiosurgery (SRS) and stereotactic body radiation therapy (SBRT) delivery device on the market. The latest generation is the CyberKnife S7 System, which combines speed, advanced precision, and real-time artificial intelligence (AI)-driven motion tracking and synchronized treatment delivery for all SRS and SBRT treatments, in as little as 15 minutes. The platform is designed to treat cancerous and benign tumors throughout the body, as well as neurologic disorders. The use of SRS and SBRT with the CyberKnife platform to treat tumors throughout the body has grown significantly in recent years. SRS and SBRT are performed on an outpatient basis in a limited number of treatment sessions - typically 1-5 fractions. They enable the treatment of patients who might not otherwise be treated with radiation, who may not be good candidates for surgery, or who desire a non-surgical treatment option.

The CyberKnife S7 System includes disease-specific tracking and treatment delivery solutions for brain, spine, lung and prostate tumors, improvements in treatment speed as compared to earlier systems, more options to configure the treatment room, and expanded number of nodes leading to more coverage and minimizing dose to healthy tissue. The system has the option of fixed collimators plus the Iris Variable Aperture Collimator and/or InCise Multileaf Collimator (MLC). With the addition of the InCise MLC, the CyberKnife S7 System enables treatment of larger tumors previously thought untreatable with radiosurgery and SBRT. The InCise MLC and IMRT planning tools enable expansion of indications that can be treated with a CyberKnife platform to include many IMRT indications.

Using our Synchrony® real-time target tracking with dynamic delivery technology and computer controlled robotic mobility, the CyberKnife platform is designed to deliver radiation from a wide array of beam angles and autonomously track, detect and correct for even the slightest tumor and patient movement in real time throughout the entire treatment. This design is intended to enable the CyberKnife platform to deliver high dose radiation with precision and accuracy, which minimizes damage to surrounding healthy tissue and eliminates the need for invasive head or body immobilization frames.

The Accuray Precision® Treatment Planning System (TPS) with the VOLO Optimizer software on the CyberKnife S7 System enables customers to significantly improve operational efficiency by reducing both the time to create high quality treatment plans and the time it takes to deliver patient treatments. The next-generation TPS with the optimizer facilitates the development of clinically optimal treatment plans up to 90 percent faster than before and the delivery of the treatment up to an estimated 50 percent faster than before the availability of this software.

We believe the CyberKnife platform offers clinicians and patients significant benefits over other vendors’ radiation therapy systems in the market.

The long-term success of the CyberKnife platform is dependent on a number of factors including the following:

•
Continued adoption of our CyberKnife platform, including the CyberKnife M6 System and CyberKnife S7 System, in markets where they are available;
•
Greater awareness among doctors and patients of the benefits of radiosurgery delivered with the CyberKnife platform, including its robotic architecture and Synchrony technology and VOLO optimizer;
•
Continued evolution in clinical studies demonstrating the safety, efficacy and other benefits of using the CyberKnife platform to treat tumors in various parts of the body;
•
Change in medical practice leading to utilization of stereotactic body radiation therapy more regularly as an alternative to surgery or other treatments;
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

The Radixact System, the Next-Generation TomoTherapy Platform

The Radixact System, the next generation TomoTherapy platform, allows for fully integrated radiation treatment planning, delivery and data management, enabling clinicians to deliver ultra-precise treatments to more than 50 patients per day. The platform’s ring gantry architecture enables precise and efficient treatments with a high degree of dose conformity, while the high-speed binary MLC effectively modulates and shapes the radiation beam as it is emitted. The combination of the ring gantry and the MLC enable treatment to be delivered continuously in a 360 degree helical pattern around the patient’s body (TomoHelical). Additionally, the TomoDirect feature provides the TomoTherapy platform with added versatility, enabling the delivery of high quality, fixed angle beams. The two treatment delivery modes - TomoHelical and TomoDirect - provide flexibility in the types of indications that can be treated with radiation, from the simplest to the most complex cases, multiple tumors and recurrent tumors.

Our Synchrony real-time target tracking with dynamic delivery for the Radixact System adds intrafraction motion synchronization capabilities to this device, enabling real-time tracking, visualization and correction for tumor motion during treatment, with the goal of improving dose accuracy and treatment times as compared to conventional radiation therapy systems. Synchrony can be used on the Radixact System to adapt treatment delivery for tumors that move as a result of bodily processes, including respiration and digestion, as well as patient movement. Treatments are truly personalized, as delivery is adapted to the individual’s unique movements throughout treatment delivery. If movement changes during treatment, delivery is adapted for that unique change.

The Radixact System seamlessly integrates with ClearRT helical kVCT high-fidelity imaging, providing clinicians with an option to produce exceptional diagnostic-like quality CT images, quickly and cost-effectively, to improve patient care. ClearRT imaging provides the largest imaging field of view available on a radiation delivery system at 50 cm (diameter) by 135 cm (long), and speed, as evidenced by its ability to capture a 1-meter image in only 1 minute. ClearRT delivers enhanced imaging capabilities compared to conventional linear accelerator systems that rely on cone-beam CT (CBCT) imaging and as an alternative to MR-based radiation therapy systems that can be complex and cost prohibitive to use.

The TomoTherapy platform integrates into a single system all of the key elements for radiation therapy, including treatment planning, CT image guided patient positioning, treatment delivery, quality assurance and adaptive planning. The imaging and treatment planning capabilities of many traditional systems are more modular or require cumbersome add ons or separate treatment planning systems that result in clinicians taking more steps between scanning, planning and treatment of patients. Conversely, the integrated imaging and treatment features of the Radixact System allows clinicians to scan, plan and treat cancer patients efficiently. Treatment plans as well as daily images can be easily accessed remotely, enabling clinical teams to collaboratively work together, regardless of location, ensuring higher quality plan development and delivery.

We believe the TomoTherapy platform offers clinicians and patients significant benefits over other vendors’ radiation therapy systems in the market. The long-term success of the TomoTherapy platform is dependent on a number of factors including the following:

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

In the United States, we primarily market directly to customers, including hospitals and stand-alone treatment facilities, through our sales organization we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through use of distributors and sales agents. In addition to our offices in the United States, we have sales and service offices in Europe, India, Asia, and South America.

As of June 30, 2022, our systems were named in 100 out of 118 Class A user licenses awarded in the 13th five year plan by the China National Health Commission to purchase radiation therapy devices. The Chinese Ministry of Health requires a tender process following the license awards for all participating end user hospitals prior to being able to take receipt of a Class A device. This tender process defines the transactional terms and conditions related to each hospital’s equipment order and does not put us in a competitive bidding situation that would result in changes in the specific device for which the hospital has received the Class A user license. During the year ended June 30, 2022, we delivered Class A devices to China and recognized system revenue related to such devices of approximately $65.1 million in the same period. We currently anticipate system revenue related to the remaining Class A user licenses awarded to date in the next 12 to 18 months. Despite the challenges and uncertainties in China and around the world, including those created by the COVID-19 pandemic, we continue to believe that China remains the world’s fastest growing market for radiation oncology systems and the pandemic does not affect the long-term demand for radiotherapy equipment in China.

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

In July 2019, the JV broke ground on its facility based in Tianjin, China, which serves as its headquarters and home of its manufacturing, sales organization and service operations. The JV has received its Radiation Safety License from the China Ministry of Environmental Protection, along with its license to do business in China and Medical Device Operating Permit, enabling the JV to sell, install and provide further service to our radiation therapy devices in China. The JV has also completed construction of its manufacturing facility and has obtained the Quality Management System certification with ISO13485 standard.

With the receipt of the necessary permits and licenses to operate, the JV has begun selling products in China, much like a distributor. In the long term, we anticipate that the JV will manufacture and sell a locally branded “Made in China” radiotherapy device in the Class B license category, or Class B device, which would replace our current offering in that category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China. Required testing for the Class B device is ongoing and the National Medical Products Administration ("NMPA") submission is expected to finish in the fourth calendar quarter of 2022 as the due date has been extended as a result of the COVID-19 travel restrictions.

We apply the equity method of accounting to our ownership interest in the JV as we have the ability to exercise significant influence over the JV but lack controlling financial interest and are not the primary beneficiary. We recognize revenue on sales to the JV in the current period, eliminating 49% of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of such reporting period. We deferred $5.4 million and $2.1 million of intra-entity profit margin as of June 30, 2022 and June 30, 2021, respectively. During the year ended June 30, 2022, we recognized $1.4 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $4.7 million from sales executed during the period. Our consolidated accumulated deficit includes $1.0 million of accumulated gains related to our equity method investment.

As of June 30, 2022, we had carrying value of $12.9 million in the JV and owned a 49% interest in the entity. Our proportional share of the underlying equity in net assets of the JV was approximately $14.6 million. The difference between the carrying value of the equity investment and our proportional share of the underlying equity in net assets of the JV of $1.7 million, adding back $5.4 million of eliminated intra-entity profit, constitutes equity method goodwill of $4.7 million at June 30, 2022 that is subject to impairment analysis. No impairment was identified as of June 30, 2022.

COVID-19 and Economic Conditions

In fiscal year 2020, an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”) was surfaced in Wuhan, China and was subsequently recognized as a pandemic by the World Health Organization. The COVID-19 pandemic severely restricted the level of economic activity around the world and while conditions have improved, the pace and degree of recovery varies significantly. In response to this pandemic, governments and private industry have taken preventative or protective actions at varying levels, such as imposing restrictions on travel and business operations, which has resulted in the temporary or permanent closure of certain businesses, as well as advising or requiring individuals to limit or forego their time outside of their homes, particularly in group settings. The COVID-19 pandemic has adversely impacted our business operations as well as those of our customers and partners. In addition, across the healthcare industry, resources are being prioritized for the treatment and management of the pandemic and away from non-urgent or elective procedures. Some of our customers, which include hospitals, major academic medical centers, and other related entities, have incurred losses during the COVID-19 pandemic due to significantly reduced patient volume. The public health actions being undertaken to reduce the spread of the virus have created and may continue to create significant disruptions with respect to demand for our products and services; the operating procedures and workflow of our customers, particularly hospitals; our ability to continue to manufacture our products; and the reliability of our supply chain.

Our financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic has continued to adversely impact the pace at which our backlog converts to revenue in the near-term. This is primarily the result of pandemic-related delays in the timing of deliveries and installations which has adversely affected our revenue. We have experienced such delays in deliveries and installations since the third quarter of fiscal year 2020 and expect that such delays will continue to some degree , which could have a negative impact on our revenue. We have also experienced disruptions in sales and delays in customer payments as a result of changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. We have also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same. In addition, the global supply chain is continuing to be affected by the COVID-19 pandemic as well as other geopolitical uncertainty as disruptions in parts of our supply chain have resulted in delays in the receipt of certain components for our products as well as increased pricing pressure for such parts. These ongoing supply chain challenges and heightened logistics costs have affected our gross margins and net income (loss), and our current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses at least through the remainder of the calendar year of 2022, if not longer. Furthermore, certain parts required for the manufacture and servicing of our products, such as electronic components, are scarce and becoming increasingly difficult to source even at increased prices. If such parts become unavailable to us, we would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss). As a result, we are carefully monitoring the pandemic and related economic impact on our financial condition and results of operations. We intend to continue to execute on our strategic plans and operational initiatives. However, given the uncertainty regarding the spread, severity and potential resurgence of COVID-19, the impact of new COVID-19 variants, vaccination deployment efforts, how long the pandemic and associated health measures will last, as well as the related economic impacts, including supply chain issues and inflation, and other factors identified in Part I, Item 1A “Risk Factors” in this Form 10-K, the related financial impact cannot be reasonably estimated with any certainty at this time, although the impacts are expected to continue and may significantly affect our business. We expect that the impacts on our customers’ business and our business will continue through this period of economic uncertainty as supply chain issues, inflation and other factors continue to worsen or emerge. Accordingly, management is carefully evaluating our liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to these factors continues to unfold.

Backlog

As of June 30, 2022, backlog totaled $563.7 million, of which $0.2 million represented upgrades sold through service contracts. As of June 30, 2021, backlog totaled $616.4 million.

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

Although our backlog includes only contractual agreements with our customers for the purchase of our CyberKnife or TomoTherapy platforms, including the Radixact Systems and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due primarily to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers’ needs, priorities or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out. Contracts may age-out for many reasons, including but not limited to, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact revenue. Generally, strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Years Ended June 30,
	2022	2021	2020
Gross orders	$332,268	$325,929	$377,295
Net age-outs	(148,869)	(122,132)	(81,073)
Cancellations	(11,348)	(15,119)	(13,939)
Currency impacts and other	(4,735)	3,203	(1,746)
Net orders	$167,316	$191,881	$280,537
Order backlog at the end of the period	$563,684	$616,399	$602,713

Gross Orders and Book to Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. Our book to bill ratio is defined as gross orders for the period divided by product revenue for the period.

Gross orders increased by $6.3 million for the year ended June 30, 2022, as compared to the year ended June 30, 2021. This was primarily due to an increase in CyberKnife platform orders and upgrades of $8.9 million and $2.0 million, respectively. TomoTherapy platform orders decreased by $5.8 million while upgrades increased by $2.1 million. In addition, gross order activity during the year ended June 30, 2021 was adversely impacted by the COVID-19 pandemic, particularly in the Americas region. Our book to bill ratio for June 30, 2022 was 1.5 as compared to 1.8 for June 30, 2021.

Gross orders decreased by $51.4 million for the year ended June 30, 2021, as compared to the year ended June 30, 2020. This was primarily due to a decline in China Class A system orders as the prior year order volume reflected significant pent-up demand from our end users and distributor, which was triggered by the announcement of the China Class A system quotas back in 2018. In addition, gross order activity during the year ended June 30, 2021 was adversely impacted by the COVID-19 pandemic, particularly in the Americas region. Accordingly, TomoTherapy platform order and upgrades order volume decreased by $48.3 million and $4.1 million, respectively, as compared to the prior year. CyberKnife platform orders decreased by $5.9 million while upgrades increased by $1.4 million. The decrease in CyberKnife platform orders was primarily due to the normalization of China Class A system orders for the year ended June 30, 2021 as compared to prior fiscal year where we experienced higher volumes of orders due to significant pent-up demand. Our book to bill ratio for June 30, 2021 was 1.8 as compared to 2.3 for June 30, 2020.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs, foreign exchange and other adjustments during the period.

Net orders decreased by $24.6 million for the year ended June 30, 2022, as compared to the year ended June 30, 2021, resulting from an increase in age-outs of $35.0 million and an unfavorable impact of foreign currency exchange rates of $7.9 million offset by an increase in age-ins of $8.2 million, an increase in gross orders of $6.3 million, and a decrease in cancellations of $3.8 million.

•
The age-outs for the year ended June 30, 2022 were $183.8 million. There were $34.9 million of age-ins. Age-ins represent orders that previously aged-out but have been recognized as revenue in the current period, compared to $148.8 million of age-outs and $26.6 million of age-ins in the same period last fiscal year.
•
There were $11.3 million of cancellations in year ended June 30, 2022 as compared to $15.1 million of cancellations in the year ended June 30, 2021. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.
•
Foreign currency impacts and other adjustments decreased net orders by $4.7 million for the year ended June 30, 2022 compared to an increase in net orders by $3.2 million for the year ended June 30, 2021.

Net orders decreased by $88.7 million for the year ended June 30, 2021, as compared to the year ended June 30, 2020, resulting from a decrease of gross orders of $51.4 million, an increase in age-outs of $47.2 million, an increase in cancellations of $1.2 million, partially offset by an increase in age-ins of $6.1 million and a favorable impact of foreign currency exchange rates of $4.9 million.

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

In recent years, the percentage of gross orders received from our distribution partners in the international markets represented 71%, 82%, and 76% of gross orders for fiscal year ended June 30, 2022, 2021 and 2020, respectively. We anticipate that distributor orders from international markets will continue to represent a significant portion of our gross orders in the foreseeable future. International orders are affected by foreign currency fluctuation as well as government programs that stimulate the purchase of healthcare products, both of which could affect the demand for our products and timing of orders from period to period. In addition, our order-to-revenue conversion cycle for international distributor orders has been generally longer compared to that of direct channel sales and could cause fluctuations in our age-outs from period to period.

Results of Operations

Fiscal 2022 results compared to 2021 (in thousands, except percentages)

	Years Ended June 30,
	2022		2021		change
(Dollars in thousands)	Amount	%(*)	Amount	%(*)	$	%
Products	$214,715	50%	$176,647	45%	$38,068	22%
Services	215,194	50%	219,642	55%	(4,448)	(2)%
Net revenue (a)	$429,909	100%	$396,289	100%	$33,620	8%
Gross profit	$159,955	37%	$159,507	40%	$448	0%
Products gross profit	87,428	41%	74,547	42%	12,881	17%
Services gross profit	72,527	34%	84,960	39%	(12,433)	(15)%
Research and development expenses	57,752	13%	52,729	13%	5,023	10%
Selling and marketing expenses	49,664	12%	42,820	11%	6,844	16%
General and administrative expenses	44,391	10%	41,723	11%	2,668	6%
(Gain) loss on equity method investment	(241)	(0)%	(872)	0%	631	(72)%
Other expense, net	10,391	2%	27,666	7%	(17,275)	(62)%
Provision for income taxes	3,345	1%	1,752	0%	1,593	91%
Net income (loss)	$(5,347)	(1)%	$(6,311)	(2)%	964	(15)%

(*) Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

(a)
Includes sales to the JV, an equity method investment of $55,877 and $24,393 for fiscal years ended June 30, 2022 and 2021, respectively. See Note 13.

Net revenue

Product Net Revenue

Product net revenue increased by $38.1 million for the year ended June 30, 2022 or 22%, as compared to the year ended June 30, 2021, primarily due to an increase in unit volume sales due to strong performance in the Americas region due to pent-up demand post-COVID coupled with an increase in system average product revenue. The increase is driven by an increase in revenue from the Americas, EMEA, and China regions offset by a unit volume decline in the Japan region.

Service Net Revenue

Service net revenue decreased by $4.4 million, or 2%, as compared to the year ended June 30, 2021, primarily due to a decrease in service contract revenue of $3.6 million driven by the strong US dollar that reduced the dollar value of all foreign currency service contract revenue, primarily in Japan and Europe, slightly offset by an increase in installation revenue.

Net revenue by geographic region, based on the shipping location of our customer, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2022	2021
Net revenue	$429,909	$396,289
Americas	29%	27%
Europe, Middle East, India and Africa	31%	31%
Asia Pacific, excluding Japan and China	7%	7%
Japan	13%	15%
China	20%	20%

Gross profit

The overall gross profit for the year ended June 30, 2022 increased by $0.4 million, relatively flat as compared to the year ended June 30, 2021, due to an increase in product gross profit of $12.9 million, or 17%, driven by an increase in product revenue as a result of higher shipments offset by a decrease in service gross profit of $12.4 million or 15% driven by $8.0 million increase in service cost mainly due to higher part consumption and $4.4 million lower service revenue.

Research and development expenses

Research and development expenses increased by $5.0 million, or 10%, for the year ended June 30, 2022, as compared to the year ended June 30, 2021. The increase was driven by an increase of $4.3 million in compensation and employee benefits expenses mainly due to additional headcount and an increase of $1.2 million in outside services offset by a decrease of $0.5 million in operational cost due to a decrease in materials costs for research and development projects.

Selling and marketing expenses

Selling and marketing expenses increased $6.8 million, or 16%, for the year ended June 30, 2022, as compared to the year ended June 30, 2021. The increase was primarily driven by an increase of $4.1 million in compensation and benefits cost due to an increase in headcount, an increase of $2.0 million in marketing expenses due to a greater number of in-person tradeshows as compared to virtual tradeshows in the previous year and an increase of $1.3 million in traveling expenses.

General and administrative expenses

General and administrative expenses increased by $2.7 million, or 6%, for the year ended June 30, 2022, as compared to the year ended June 30, 2021. The increase was primarily due to an increase of $1.3 million in operating cost due to increases in insurance premiums and higher bad debt expense and an increase of $0.9 million in outside services related to consulting fees and our reinstatement of compensatory fees for our board of directors in fiscal 2022.

Income on equity method investment, net

Income (loss) on equity method investment was an income of $0.2 million as compared to an income of $0.9 million during the year ended June 30, 2021.

Other expense, net

Other expense, net decreased by $17.3 million for the year ended June 30, 2022, as compared to the year ended June 30, 2021. The decrease was primarily related to lower interest cost due to lower interest rates on our debt in fiscal 2022 and the loss on extinguishment of old convertible notes in fiscal 2021. The impact of these items was partially offset by higher foreign currency exchange gain.

Provision for income taxes

The provision for income taxes was higher in fiscal 2022 as compared to fiscal 2021 primarily driven by a change in our permanent reinvestment assertion with respect to undistributed earnings in France, Japan and Switzerland.

Fiscal 2021 results compared to 2020 (in thousands, except percentages)

	Years Ended June 30,
	2021		2020		change
	Amount	%(*)	Amount	%(*)	$	% change
Products	$176,647	45%	$167,302	44%	$9,345	6%
Services	219,642	55%	215,626	56%	4,016	2%
Net revenue	$396,289	100%	$382,928	100%	$13,361	3%
Gross profit	$159,507	40%	$149,721	39%	$9,786	7%
Products gross profit	74,547	42%	71,420	43%	3,127	4%
Services gross profit	84,960	39%	78,301	36%	6,659	9%
Research and development expenses	52,729	13%	49,784	13%	2,945	6%
Selling and marketing expenses	42,820	11%	47,254	12%	(4,434)	(9)%
General and administrative expenses	41,723	11%	40,144	10%	1,579	4%
Loss on equity method investment	(872)	(0)%	149	0%	(1,021)	(685)%
Other expense, net	27,666	7%	6,700	2%	20,966	313%
Provision for income taxes	1,752	—%	1,863	—%	(111)	(6)%
Net loss	$(6,311)	(2)%	$3,827	1%	$(10,138)	(265)%

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

Net revenue by geographic region, based on the shipping location of our customer, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2021	2020
Net revenue	$396,289	$382,928
Americas	27%	34%
Europe, Middle East, India and Africa	31%	31%
Asia Pacific, excluding Japan and China	7%	8%
Japan	15%	19%
China	20%	8%

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

Share-Based Compensation Expense

In fiscal 2022, 2021 and 2020, we recorded share‑based compensation expense of $10.6 million, $9.3 million, and $8.2 million, respectively, related to awards under our stock incentive plans. Share‑based compensation expense was recorded net of estimated forfeitures. As of June 30, 2022, we had approximately $14.5 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, shares under our Employee Stock Purchase Plan, or ESPP, stock options and restricted stock units, or RSUs, which we expect to recognize over a weighted average period from 0.6 to 2.4 years.

Liquidity and Capital Resources

At June 30, 2022, we had $88.7 million in cash and cash equivalents. Cash from operations could be affected by various risks and uncertainties, including, but not limited to supply chain disruptions, rising interest rates and inflation, world events, including the Russian-Ukraine war, continuing uncertainty associated with COVID-19 and the risks included in Part I, Item 1A titled “Risk Factors.” Also refer to Note 10, Debt to the consolidated financial statements for discussion of the New Credit Facilities and the Notes as of June 30, 2022. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

In May 2021, we issued $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. $97.1 million aggregate principal amount of the 3.75% Convertible Notes due 2026 were issued to certain holders of 3.75% Convertible Notes due 2022 in exchange for $82.1 million aggregate principal amount of 3.75% Convertible Notes due 2022 outstanding and $2.9 million aggregate principal amount were issued for cash. Concurrently, in May 2021, we entered into a senior secured credit agreement with Silicon Valley Bank, individually as a lender and agent, and the other lenders (the “Credit Agreement”), which provides for a new five-year $80 million term loan facility and a $40 million revolving credit facility (the “Revolving Credit Facility”). The initial borrowings under the Credit Agreement, including $25 million under the Revolving Credit Facility, were funded on May 14, 2021, and as of June 30, 2022 we had an outstanding balance under the Revolving Credit Facility of $5.0 million.

Our liquidity and cash flows has been and could continue to be materially impacted by the diversion of customer resources to the response to the COVID-19 pandemic as well as delays in payments from customers and could be further impacted by additional and prolonged delays in payments from customers, the potential risk mitigation measures, facility closures, or other reasons related to the COVID-19 pandemic. There remain uncertainties as to how the COVID-19 pandemic is likely to materially impact our liquidity in the future.

In addition, we are unable to predict with certainty the impact of the COVID-19 pandemic on our ability to maintain compliance with the debt covenants contained in the credit and security agreements related to our Credit Facilities, including financial covenants regarding the fixed charge coverage ratio and the consolidated senior net leverage ratio. While we were in compliance with such covenants for the year ended June 30, 2022, failure to meet the covenant requirements in the future could cause us to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require us to obtain waivers or amendments to the credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Additionally, the undistributed earnings of our foreign subsidiaries at June 30, 2022 for all countries except Japan, France and Switzerland are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Repatriation of the Company’s foreign earnings from Japan, France and Switzerland are subject to income taxes. As of June 30, 2022, we had approximately $55.1 million of cash and cash equivalents at our foreign subsidiaries. When such funds are repatriated, there will be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated.

In addition, the long sales cycle, together with delays in the shipment of CyberKnife and TomoTherapy platforms or customer cancellations that have increased in light of the COVID-19 pandemic have affected our ability to recognize revenue, which could adversely affect our cash flows.

Cash Flows

	Years Ended June 30,
	2022	2021	2020
Net cash provided by (used in) operating activities	$(2,400)	$38,512	$(1,469)
Net cash used in investing activities	(4,717)	(2,399)	(3,728)
Net cash provided by (used in) financing activities	(15,369)	(28,805)	26,696
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,561)	982	234
Net increase (decrease) in cash, cash equivalents and restricted cash	$(28,047)	$8,290	$21,733

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

Cash Flows From Operating Activities

Net cash used in operating activities was $2.4 million in fiscal 2022, resulting primarily from changes in working capital of $22.6 million and a net loss of $5.3 million offset by $25.5 million of non cash items.

•
The net change in working capital was primarily due to increases of $22.9 million in inventories, $12.5 million in accounts receivable, $6.0 million in prepaid expenses and other assets, and decreases of $0.8 million in operating lease liabilities and $1.4 million in deferred revenues, offset by increases of $11.7 million in accounts payable, $6.7 million in accrued liabilities, $1.2 million in customer advances and decrease of $1.5 million in deferred costs.
•
Non-cash items primarily consisted of share-based compensation expense of $10.6 million, depreciation and amortization expense of $5.5 million, a write-down of inventory of $3.5 million, profit elimination in transactions with the JV of $3.3 million, and provision for deferred income tax of $1.8 million.

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
•
The net change in operating assets and liabilities of $21.2 million was primarily due to an increase of $23.2 million in inventories due to slower than anticipated conversion of our order backlog to revenue, a decrease of $16.6 million in compensation related accrued liabilities and reduction in bonus accrual, a decrease of $6.8 million in accounts payable and a decrease of $0.2 million in net operating lease liabilities offset by receivable collection and a decrease in accounts receivable of $19.0 million, a decrease of $4.4 million in prepaid expense and other assets and an increase of $1.5 million in customer advances, deferred revenue and deferred cost of revenue.

Cash Flows From Investing Activities

Net cash used in investing activities was $4.7 million in fiscal 2022, which primarily related to the purchase of property and equipment of $4.7 million.

Net cash used in investing activities was $2.4 million in fiscal 2021, which primarily related to the purchase of property and equipment of $2.3 million and an additional investment in the JV of $0.1 million.

Net cash used in investing activities was $3.7 million in fiscal 2020, which primarily consisted of purchases of property and equipment.

Cash Flows From Financing Activities

Net cash used in financing activities during fiscal 2022 was $15.4 million, which was primarily due to $15.0 million of repayments under Revolving Credit Facility and $4.0 million paydown in debt offset by $2.3 million in proceeds from employee stock plans and proceeds from options exercises.

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
•
The impact of inflation of our expenses; and

•
The unpredictable impact of the COVID-19 pandemic, including on collections, supply chains and logistics.

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

Operating and Capital Expenditure Requirements and Contractual Obligations

Our purchase commitments and obligations include all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services and acquisition and licensing of intellectual property. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our long-term material cash requirements include lease obligations. See Note 5. Leases.

Off Balance Sheet Arrangements

At June 30, 2022 we had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of approximately $68.3 million. The fair value of the underlying currency based upon the June 30, 2022 exchange rate was approximately $68.3 million. At June 30, 2021 we had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of approximately $54.2 million. The fair value of the underlying currency based upon the June 30, 2022 exchange rate was approximately $54.2 million. We did not have any off balance sheet arrangements for the year ended June 30, 2020.

Critical Accounting Estimates

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

All of our significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note 1, The Company and its Significant Accounting Policies, to the consolidated financial statements. The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Management believes the critical accounting policies and estimates are those related to revenue recognition, assessment of recoverability of goodwill, valuation of inventories, convertible notes, impairment of investments and allowance for credit losses.

Concentration of Credit and Other Risks

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

For the year ended June 30, 2022 there was one customer that represented 10% or more of total net revenue and for the years ended June 30, 2021 and 2020, there were one and no customers, respectively, that represented 10% or more of total net revenue. We had two customers as of June 30, 2022 and two customers as of June 30, 2021, respectively, that each accounted for more than 10% of our total accounts receivable, net.

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

We frequently enter into sales arrangements that contain multiple performance obligations. For sale arrangements that contain multiple performance obligations, we account for individual products and services separately if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on relative its own or with other resources that are readily available to the customer. The stand-alone selling price (“SSP”). The SSP is determined based on observable prices at which we separately sell the products and services. If a SSP is not directly observable, then we will estimate the SSP considering market conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available.

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

Assessment of Recoverability of Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identified intangible net assets of businesses acquired. Goodwill is not amortized, but is evaluated for impairment on an annual basis and when impairment indicators are present. We have one operating segment and one reporting unit. Therefore, our consolidated net assets, including existing goodwill are considered to be the carrying value of the reporting unit. We estimate the fair value of the reporting unit based on the closing price of our common stock on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and we must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required.

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

Convertible Notes

We account for convertible notes in accordance with applicable guidance which specifies that an issuer of such instruments should separately account for the liability and equity component of the conversion option. The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, determined based on an implied credit spread interest rate for nonconvertible debt. This implied credit spread was derived from the trading history of our convertible notes and a range of estimated market volatility. The difference between the debt recorded at inception and its principal amount is accreted to principal during the estimated life of the note. ASC 470-50, provides guidance on modifications to or exchanges of line-of-credit or revolving arrangements which should be evaluated based on borrowing. We adopted ASU 2020-06 in fiscal year 2022, using the modified retrospective method, which no longer accounts for the liability and equity component separately.

Impairment of Investments

We have an equity investment in CNNC Accuray (Tianjin) Medical Technologies Co. Ltd., the Company’s joint venture in China. The Company’s equity method investment is held at cost and adjusted for impairment when it would be deemed to be impaired. We monitor this investment for events or circumstances indicative of a potential impairment, and we make appropriate reductions in carrying value if we determine that an impairment charge is required, based primarily on the financial condition or near term prospects of the investee.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of June 30, 2022, we had open currency forward contracts to purchase or sell foreign currencies with stated, or notional value of approximately $68.3 million.

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

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the New Credit Facilities and Notes. The interest rates on the Notes are fixed and the interest rate on the New Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of June 30, 2022, borrowings under the New Term Loan Facility totaled $78.7 million net of issuance cost with an annual interest rate of 3.0% plus 90-day LIBOR, and borrowings under the New Revolving Credit Facility totaled $5.0 million with an annual interest rate of 3.0% plus 90-day LIBOR. If the amount outstanding under the New Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 10, Debt to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion regarding our debt obligations.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Equity Price Risk

On August 7, 2017, we issued approximately $85.0 million aggregate principal amount of 3.75% Convertible Notes due 2022. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 174.8252 shares of common stock per $1,000 principal amount of the 3.75% Convertible Notes due 2022, which is equivalent to a conversion price of approximately $5.72 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.72 upon conversion of the 3.75% Convertible Notes due 2022. As of June 30, 2022 the remaining outstanding principal amount of 3.75% Convertible Notes due 2022 is $2.9 million for every $1 that the share price of our common stock exceeds $5.72, we expect to issue an additional $0.5 million in cash or shares of our common stock, or a combination thereof, if all of the 3.75% Convertible Notes due 2022 are converted.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 17, 2022 expressed an unqualified opinion.

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

Determination of standalone selling price

As described further in note 1 to the financial statements, the Company’s contracts with customers often include multiple performance obligations. The Company applies the five steps of Financial Accounting Standards Board Topic 606, Revenue from Contracts with Customers, in the determination of revenue to be recognized, with step four related to the allocation of the transaction price to multiple performance obligations. The transaction price of each contract is allocated to individual performance obligations based upon relative stand-alone selling price (“SSP”). The SSP of performance obligations is determined based on observable prices at which the Company separately sells the products and services. If the SSP is not directly observable, the Company will estimate the SSP considering market conditions, entity specific factors, and information about the customer or class of customer that is reasonably available. We identified the determination of the SSP of performance obligations as a critical audit matter.

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
•
For products and services where the SSP is directly observable, we evaluated the completeness and accuracy of the data used by management in determining the SSP. We recalculated the pricing inputs within the analysis and agreed selected data to executed sales agreements and considered the appropriateness of sales excluded from the analysis.
•
We tested management’s process by evaluating key assumptions for performance obligations that do not include directly observable sales or for performance obligations that do not include sufficient directly observable sales. Specifically, we:
o
considered how management determined the disaggregation of distinct customer groups;
o
determined the appropriateness of discount rates applied to list prices based on the Company’s pricing strategy for customer groups, including comparing the discount rates to internal pricing policies;
o
recalculated and validated the inputs used in the calculation;
o
made inquiries of staff members outside of the accounting department to determine if there are factors that could have indicated a change in the Company’s go-to market strategy;
o
compared the SSP indicated by management’s analysis to performance obligations within bundled arrangements for a sample of items; and
o
compared SSP at the performance obligation level to the prior year and evaluated the reasons for significant relative fluctuations.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

San Jose, California

August 17, 2022

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$88,737	$116,369
Restricted cash	204	560
Accounts receivable, net of allowance for credit losses of $1,000 and $1,048 as of June 30, 2022 and June 30, 2021, respectively (a)	94,442	85,360
Inventories	142,254	125,929
Prepaid expenses and other current assets (b)	23,794	21,547
Deferred cost of revenue	1,459	3,008
Total current assets	350,890	352,773
Property and equipment, net	12,685	12,332
Investment in joint venture	13,879	15,935
Operating lease right-of-use assets, net	16,798	22,522
Goodwill	57,840	57,960
Intangible assets, net	250	435
Restricted cash	1,213	1,272
Other assets	19,294	16,869
Total assets	$472,849	$480,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,337	$19,467
Accrued compensation	29,441	26,865
Operating lease liabilities, current	8,567	8,169
Other accrued liabilities	30,285	27,471
Customer advances	25,290	24,937
Deferred revenue	75,375	81,660
Short-term debt	8,563	3,790
Total current liabilities	208,858	192,359
Long-term liabilities:
Operating lease liabilities, non-current	10,453	17,441
Long-term other liabilities	3,748	7,766
Deferred revenue	24,694	23,685
Long-term debt	171,907	170,007
Total liabilities	419,660	411,258
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of June 30, 2022 and June 30, 2021, respectively; issued and outstanding: 93,499,500 and 90,821,661 shares at June 30, 2022 and June 30, 2021, respectively	94	91
Additional paid-in-capital	543,211	554,680
Accumulated other comprehensive income	2,406	2,093
Accumulated deficit	(492,522)	(488,024)
Total stockholders' equity	53,189	68,840
Total liabilities and stockholders’ equity	$472,849	$480,098

(a)
Included accounts receivable from the China joint venture of $24,828 and $8,822 at June 30, 2022 and June 30, 2021, respectively. See Note 13
(b)
Included other receivable from the China joint venture of $861 at June 30, 2022 and $187 at June 30, 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements

Accuray Incorporated

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Years Ended June 30,
	2022	2021	2020
Net revenue:
Products (a)	$214,715	$176,647	$167,302
Services (b)	215,194	219,642	215,626
Total net revenue	429,909	396,289	382,928
Cost of revenue:
Cost of products	127,287	102,100	95,882
Cost of services	142,667	134,682	137,325
Total cost of revenue (c)	269,954	236,782	233,207
Gross profit	159,955	159,507	149,721
Operating expenses:
Research and development (d)	57,752	52,729	49,784
Selling and marketing	49,664	42,820	47,254
General and administrative	44,391	41,723	40,144
Total operating expenses	151,807	137,272	137,182
Income from operations	8,148	22,235	12,539
Income (loss) on equity method investment	241	872	(149)
Other expense, net	(10,391)	(27,666)	(6,700)
Income (loss) before provision for income taxes	(2,002)	(4,559)	5,690
Provision for income taxes	3,345	1,752	1,863
Net income (loss)	$(5,347)	$(6,311)	$3,827
Net income (loss) per share - basic	$(0.06)	$(0.07)	$0.04
Net income (loss) per share - diluted	$(0.06)	$(0.07)	$0.04
Weighted average common shares used in computing net income (loss) per share:
Basic	92,095	92,031	89,874
Diluted	92,095	92,031	90,623
Net income (loss)	$(5,347)	$(6,311)	$3,827
Foreign currency translation adjustment	(3,998)	1,705	(238)
Change in defined benefit pension obligation	4,311	872	(236)
Comprehensive income (loss)	$(5,034)	$(3,734)	$3,353

(a)
Includes sales to the China joint venture, an equity method investment of $45,545 for the year ended June 30, 2022, $12,033 for the year ended June 30, 2021 and $11,202 for the year ended June 30, 2020, respectively. See Note 13.

(b)
Includes sales to the China joint venture, an equity method investment of $10,332 for the year ended June 30, 2022, $12,360 for the year ended June 30, 2021 and $7,851 for the year ended June 30, 2020, respectively. See Note 13.

(c)
Includes cost of revenue from sales to the China joint venture, an equity method investment of $35,237 for the year ended June 30, 2022, $13,310 for the year ended June 30, 2021 and $13,174 for the year ended June 30, 2020, respectively. See Note 13.

(d)
Includes chargeback to the China joint venture, an equity method investment related to research and development project of $2,336 and $430 for the year ending June 30, 2022 and June 30, 2021, respectively

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2019	88,521,511	$89	$535,332	$(10)	$(485,540)	$49,871
Issuance of restricted stock	1,579,037	1	(207)	—	—	(206)
Issuance of common stock under employee stock purchase plan	1,136,096	1	2,450	—	—	2,451
Share-based compensation	—	—	8,166	—	—	8,166
Tax withholding upon vesting of restricted stock units	(58,536)	—	—	—	—	—
Net income	—	—	—	—	3,827	3,827
Cumulative translation adjustment	—	—	—	(238)	—	(238)
Change in defined benefit pension obligation	—	—	—	(236)	—	(236)
Balance at June 30, 2020	91,178,108	$91	$545,741	$(484)	$(481,713)	$63,635
Exercise of options, net	209,008	—	855	—	—	855
Issuance of restricted stock	1,452,618	2	—	—	—	2
Issuance of common stock under employee stock purchase plan	1,168,220	1	2,173	—	—	2,174
Repurchase of common stock	(3,108,369)	(3)	(14,078)	—	—	(14,081)
Share-based compensation	—	—	9,385	—	—	9,385
Tax withholding upon vesting of restricted stock units	(77,924)	—	—	—	—	—
Extinguishment of allocated cost related to convertible note exchange	—	—	(14,562)	—	—	(14,562)
Bifurcation of conversion option upon issuance of convertible notes	—	—	25,166	—	—	25,166
Net loss	—	—	—	—	(6,311)	(6,311)
Cumulative translation adjustment	—	—	—	1,705	—	1,705
Change in defined benefit pension obligation	—	—	—	872	—	872
Balance at June 30, 2021	90,821,661	$91	$554,680	$2,093	$(488,024)	$68,840
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	(25,633)	—	$849	(24,784)
Exercise of options, net	331,401	1	1,223	—		1,224
Issuance of restricted stock	1,292,744	1	(258)	—	—	(257)
Issuance of common stock under employee stock purchase plan	1,053,694	1	2,664	—	—	2,665
Share-based compensation	—	—	10,535	—	—	10,535
Net loss	—	—	—	—	(5,347)	(5,347)
Cumulative translation adjustment	—	—	—	(3,998)	—	(3,998)
Change in defined benefit pension obligation	—	—	—	4,311	—	4,311
Balance at June 30, 2022	93,499,500	$94	$543,211	$2,406	$(492,522)	$53,189

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended June 30,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$(5,347)	$(6,311)	$3,827
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,513	6,389	7,541
Share-based compensation	10,600	9,332	8,152
Amortization of debt issuance costs	817	1,356	1,348
Accretion of interest on debt	—	4,887	4,168
Provision for credit losses	266	133	1,797
Non-cash revenue transactions related to joint venture	—	(1,365)	—
Provision for write-down of inventories	3,478	6,914	4,184
Loss on disposal of property and equipment	28	106	9
(Income) loss on equity method investment	(241)	(872)	149
Release (deferral) of equity method investment intra-entity profit on sales	3,300	310	1,847
Loss on extinguishment of debt	—	9,948	—
Gain on contribution to joint venture	—	—	(12,964)
Provision (benefit) for deferred income taxes	1,785	(114)	353
Changes in assets and liabilities:
Accounts receivable, short and long-term	(12,519)	5,235	19,030
Inventories	(22,861)	1,688	(23,178)
Prepaid expenses and other assets	(6,042)	(951)	4,403
Deferred cost of revenue, short and long-term	1,549	(296)	(2,441)
Accounts payable	11,676	(3,978)	(6,770)
Operating lease liabilities, net	(880)	(663)	(235)
Accrued liabilities	6,685	8,089	(16,595)
Customer advances	1,238	2,237	2,159
Deferred revenues, short and long-term	(1,445)	(3,562)	1,747
Net cash provided by (used in) operating activities	(2,400)	38,512	(1,469)
Cash flows from investing activities
Purchases of property and equipment, net	(4,717)	(2,320)	(3,558)
Purchase of intangible assets	—	—	(170)
Additional investments in joint venture	—	(79)	—
Net cash (used in) investing activities	(4,717)	(2,399)	(3,728)
Cash flows from financing activities
Proceeds from employee stock plans	2,341	2,175	2,450
Proceeds from exercise of options	1,548	855	—
Taxes paid related to net share settlement of equity awards	(258)	(343)	(207)
Convertible senior notes exchange and issued, net of issuance costs	—	(142)	—
Paydown and repayment of prior term loan and prior revolving credit facility	—	(115,924)	—
Proceeds from New Debt, net of costs	—	103,654	24,716
Repayments under the New Term loan	(4,000)	—	—
Borrowings (repayments) under the New Revolving Credit Facility, net	(15,000)	(5,000)	(263)
Stock repurchase	—	(14,080)	—
Net cash provided by (used in) financing activities	(15,369)	(28,805)	26,696
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,561)	982	234
Net increase (decrease) in cash, cash equivalents and restricted cash	(28,047)	8,290	21,733
Cash, cash equivalents and restricted cash at beginning of period	118,201	109,911	88,178
Cash, cash equivalents and restricted cash at end of period	$90,154	$118,201	$109,911
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,398	$1,873	$2,806
Cash paid for interest	$7,462	$11,892	$12,332
Supplemental non-cash disclosure:
Non-cash effect of pension settlement accounting	$—	$—	$178
Prior convertible note exchanged	$—	$(82,135)	$—
New convertible note exchanged	$—	$97,148	$—
Unpaid purchase of property and equipment at end of year	$813	$555	$226
Transfers from inventory to property and equipment	$—	$564	$2,594
Equity method investment, in exchange for non-cash contributions of assets to China Joint Venture (including gain of $12,964)	$—	$—	$15,925

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

The Company’s financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic is adversely impacting the pace at which the Company’s backlog converts to revenue. This is primarily the result of pandemic-related delays in the timing of deliveries and installations, which has adversely affected our revenue. The Company has experienced such delays in deliveries and installations since the third quarter of fiscal year 2020 and expects that such delays in will continue, which could have a negative impact on revenue. The Company has experienced disruptions in its sales cycle as well as delays in customer payments and service agreements. The Company has also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations. While the Company has only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same in the future.

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

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. However, the Company is unable to predict with certainty the impact of the COVID-19 pandemic, including its effect on global supply chain and logistics, will have on its ability to maintain compliance with the debt covenants contained in the credit agreement related to its Credit Facilities (as such terms are defined in Note 10 below), including financial covenants regarding the consolidated fixed charge coverage ratio and consolidated senior net leverage ratio. The Company was in compliance with such covenants at June 30, 2022. Failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or amendments to the credit agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic. Key estimates and assumptions made by the Company relate to revenue recognition and the assessment of stand-alone selling price (“SSP”), assessment of recoverability of goodwill, valuation of the Company's equity method investment in the JV, valuation of inventories, annual performance related bonuses, allowance for credit losses and loss contingencies. Actual results could differ materially from those estimates.

Foreign Currency

The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rate. Resulting translation adjustments are excluded from the determination of net income (loss) and are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity. Net foreign currency exchange transaction gains or losses are included as a component of other expense, net, in the Company’s consolidated statements of operations and comprehensive income (loss).

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

The Company had one customer that represented 10% or more of total net revenue for the year ended June 30, 2022 and one and no customer that represented 10% or more of total net revenue for the years ended June 30, 2021 and 2020, respectively. The Company had two customers as of June 30, 2022 and two customers as of June 30, 2021, respectively that each accounted for more than 10% of accounts receivable, net.

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

The Company’s products are generally sold without a right of return, and the Company’s contracts generally provide a fixed transaction price. The Company may offer incentives in the form of discounts, including volume system discounts, which are included in the contract and used to calculate the final fixed price of the arrangement. These discounts may pertain to all performance obligations in a specific contract or may be allocated to a specific performance obligation. The Company reviews payment terms extending beyond one year. If it is determined that a material financing component exists, we recognized as interest income over time. The Company applies the practical expedient to not adjust for a significant financing component if the gap between payment and delivery was expected, at the contract inception, to be less than one year.

The Company offers customers the opportunity to trade in their older systems for a discount off the purchase of a new system. The Company generally does not provide specific trade-in prices or upgrade rights at the time of purchase of the original system. Trade-in or upgrade transactions are based on the then fair value of the system and are separately negotiated taking into consideration circumstances existing at the time of the trade-in or upgrade. Accordingly, implied trade-ins and upgrades discounts are not considered separate performance obligations in system sales agreements. When systems are traded in, historically, the Company was able to recondition (re-new) the traded-in systems and resell them. In such transactions, the Company would estimate the stand-alone selling price of the traded-in system and include such amount as additional transaction price in the new bundled system sale. During fiscal year 2020, however, demand for reconditioned systems decreased, and no fair value has been assigned to any of the systems that were traded-in during fiscal year 2021 and 2022. These trade-in systems may be used for spare parts harvesting in certain cases. Such spare parts generally require reconditioning.

The SSP of performance obligations is determined based on observable prices at which the Company separately sells the products and services. If the SSP is not directly observable, then the Company will estimate the SSP considering market conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available. The contract consideration allocation is based on the SSP at contract inception. The consideration (net of any discounts) is allocated among separate products and services in a bundle based on their relative SSPs. Contract modifications typically add additional goods or services or change pricing. For such modifications, the most recent SSP is used for reallocation to the remaining performance obligations.

The Company recognizes revenue for certain performance obligations at the point in time when control is transferred, such as delivery of products and upgrades. Service revenue is recognized over the term of the service period as the customer benefits from the services throughout the service period. Revenue related to services that are not part of a service contract and performed on a time-and-materials basis are recognized when performed. Service contracts recognized over time comprise a single stand-ready performance obligation satisfied over time as our customers simultaneously receive and consume benefits from the Company's performance. This performance obligation constitutes a series of services that are substantially the same and provided over time using the same measure of progress. Revenues derived from these arrangements are recognized over time using an output method based upon the passage of time as this provides a faithful depiction of the pattern of transfer of control.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer when the Company expects to generate future economic benefits from the related revenue-generating contracts. The Company capitalizes incremental contract acquisition costs, and amortizes such costs over a five year period, the period which the Company expects to benefit, based on historical service renewal rates, and expectations of future customer renewals. Most of the Company’s contract costs are associated with its internal sales force compensation program and a portion of its employee bonus program. The Company capitalizes and amortizes the incremental costs of obtaining a contract, primarily related to certain bonuses and sales commissions. The capitalized bonuses and sales commissions are amortized over a period of five years commencing upon the initial transfer of control of the system to the customer. The pattern of amortization is commensurate with the pattern of transfer of control of the performance obligations to the customer. The amortization of these contract assets is included in cost of sales, research and development, sales and marketing, and general and administrative expenses based on department headcount allocations in the consolidated statements of operations. The Company elected to use the practical expedient and expense as incurred commissions related to service renewals and upgrades because the amortization period be one year or less.

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

Deferred Revenue

Deferred revenue primarily consists of unfulfilled obligations from open contracts for which performance has already started including short-shipped items, deferred warranty, training, maintenance services and other unperformed or incomplete performance obligations. Service contracts outside of the warranty period, for maintenance services, in general, are considered month-to-month contracts. Deferred revenue includes deferred warranty expected to be recognized over the remaining warranty period for system already installed.

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

Goodwill

Goodwill is not amortized, but is evaluated for impairment on an annual basis and when impairment indicators are present. The Company has assessed that it has one operating segment and one reporting unit, and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. The Company estimates the fair value of the reporting unit based on the Company’s closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the estimated fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required. The Company adopted the new accounting guidance that simplifies the testing for goodwill impairment in the first quarter of fiscal 2019. There was no impairment of goodwill identified in the fiscal years ended June 30, 2022, 2021 and 2020.

Shipping and Handling

The Company’s billings for shipping and handling for product shipments to customers are included in cost of products. Shipping and handling costs incurred for inventory purchases are capitalized in inventory and expensed in cost of products.

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. Advertising expenses were approximately $0.2 million, $0.2 million and $0.2 million for the years ended June 30, 2022, 2021 and 2020, respectively, and are included in selling and marketing expense in the consolidated statements of operations.

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

Share‑Based Compensation

The Company issues share‑based compensation awards to employees and directors in the form of stock options, restricted stock units (RSUs), performance units (PSUs), market stock units (MSUs) and employee stock purchase plan (ESPP) awards (collectively, awards). The exercise price of stock options granted is equal to the fair market value of the Company’s common stock on the date of grant.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share attributable to stockholders follows (in thousands):

	Years Ended June 30,
	2022	2021	2020
Numerator:
Net income (loss) used to compute basic and diluted loss per share	$(5,347)	$(6,311)	$3,827
Denominator:
Weighted average shares used to compute basic income (loss) per share	92,095	92,031	89,874
Weighted average shares used to compute diluted income (loss) per share	92,095	92,031	90,623

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

The following table sets forth all potentially dilutive securities excluded from the computation in the table above when their effect would have been anti‑dilutive (in thousands):

	As of June 30,
	2022	2021	2020
Stock options	7,053	7,030	5,956
RSUs, PSUs and MSUs	5,775	3,198	3,761
	12,828	10,228	9,717

Outstanding Convertible Notes—Diluted Share Impact

Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes due 2022 and 3.75% Convertible Notes due 2026 outstanding as of June 30, 2022, totaling approximately 0.5 million shares and 17.1 million shares of the Company’s common stock, respectively, as of June 30, 2022, the effect of adding the shares were antidilutive and were not included in the basic and diluted net loss per common share table above. The shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes due 2022 outstanding as of June 30, 2021 and 2020, totaled approximately 0.5 million and 14.9 million shares, respectively, of the Company’s common stock and the effect of adding the shares were antidilutive and were not included in the basic and diluted net income (loss) per common share table above.

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

Equity Method Investment

In 2020, the Company adopted a new accounting policy related to equity method investments in connection with its equity investment in CNNC Accuray (Tianjin) Medical Technology Co. Ltd., the Company’s joint venture in China (the “JV”). The equity method investment that the Company holds in the JV for which the Company has the ability to exercise significant influence over the JV but lacks a controlling financial interest in the JV. The equity method investment is measured at cost and adjusted for impairment, if any, for the Company’s share of the JV's income or loss and intra-entity profits. The Company recognizes its proportionate share of income or loss from the JV on a one-quarter lag due to the timing of the availability of the JV’s financial records. Profit earned by the Company from the JV is eliminated through cost of goods sold until it is realized; such profits would generally be considered realized when the inventory has been sold through to third parties.

Equity method goodwill is not amortized, but is evaluated for impairment on an annual basis and when impairment indicators are present. Our impairment analysis considers qualitative and quantitative factors that may have a significant impact on the JV's fair value. Qualitative factors include the investee's financial condition and business outlook, industry and sector performance, operational and financing cash flow activities, and other relevant factors affecting the JV. When indicators of impairment exist, we prepare quantitative assessments of the fair value of our non-marketable equity investments, which require judgment and the use of estimates, including discount rates, investee revenue and costs, and comparable market data, among others.

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

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company anticipates there will be no material changes in uncertain tax positions in the next 12 months.

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

Note 2. Recent Accounting Pronouncements

Accounting Pronouncement Recently Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). Under ASU No. 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. The Company adopted this standard effective July 1, 2021, using a modified retrospective method, under which financial results reported in prior periods were not adjusted. The Company applied the provisions of this guidance to our 3.75% convertible senior notes due June 2026 (“2026 Notes”). Upon adoption, the Company recorded an increase to Accumulated deficit of $0.8 million, a decrease to Additional paid-in capital of $25.6 million and an increase to Debt of $24.8 million. There was no impact to diluted loss per share as the inclusion of potential shares of common stock related to the 2026 Notes would have been anti-dilutive. For further information, see Note 10, Debt.

Accounting Pronouncements Not Yet Effective

In March 2020, the FASB issued an update (ASU 2020-04) establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company’s New Term Loan Facility and

New Revolving Credit Facility applies Eurodollar rate LIBOR to the variable component of the interest rate, if a Benchmark transition event, or an early opt-in election, as applicable occurred a transition to the use of the Secured Overnight Financing Rate ("SOFR") to replace such rate. This accounting standard update was effective upon issuance and may be applied prospectively through December 31, 2022. The Company is currently evaluating the impact of the guidance and our options related to the practical expedients.

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

Changes in the contract assets and contract liabilities are as follows:

	June 30, 2022	June 30, 2021	Change
(Dollars in thousands)	Amount	Amount	$	%
Assets:
Unbilled accounts receivable – current (1)	$13,325	$12,354	971	8
Interest receivable – current (2)	493	512	(19)	(4)
Long-term accounts receivable (3)	5,301	4,970	331	7
Interest receivable – non-current (3)	683	1,083	(400)	(37)
Liabilities:
Customer advances	25,290	24,937	353	1
Deferred revenue – current	75,375	81,660	(6,285)	(8)
Deferred revenue – non-current	24,694	23,685	1,009	4

(1)
Included in accounts receivable on consolidated balance sheets
(2)
Included in prepaid expenses and other current assets on consolidated balance sheets
(3)
Included in other assets on consolidated balance sheets

During the years ended June 30, 2022 and June 30, 2021, the Company recognized revenues of $81.2 million and $107.3 million, respectively, which were included in the deferred revenue balances at June 30, 2021 and June 30, 2020, respectively.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of June 30, 2022, total remaining performance obligations amounted to $1,104.4 million. Of this total amount, $69.1 million related to long-term warranty and service, such as non-cancellable post contract services and system warranty, which is expected to be recognized over the remaining service period and warranty period for systems that have been delivered, respectively.

The following table represents the Company's remaining performance obligations related to long-term warranty and non-cancellable post warranty services as of June 30, 2022 and the estimated revenue expected to be recognized (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

	Fiscal years of revenue recognition
(Dollars in thousands)	2023	2024	2025	Thereafter
Long-term warranty and service	$30,741	$20,491	$9,071	$8,797

For the remaining $1,035.3 million of performance obligations (open systems sales, upgrades, training and other miscellaneous items), the Company estimates 25% to 28% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. The Company anticipates a portion of its open contracts may never result in revenue recognition primarily due to the long sales cycle and factors outside of its control including changes in customers' needs or financial condition, changes in government or health insurance reimbursement policies or changes to regulatory requirements. Based on historical experience and management's best estimate, approximately 16% of the Company’s $983.2 million open system sales contracts may never result in revenue.

Capitalized Contract Costs

As of June 30, 2022 and 2021, the balance of capitalized costs to obtain a contract was $11.4 million and $8.9 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. The Company incurred a $0.6 million and $0.6 million impairment loss for the years ended June 30, 2022 and 2021, respectively. During the years ended June 30,

2022 and 2021 the Company recognized $3.3 million and $2.8 million, respectively, in expense related to the amortization of the capitalized contract costs.

Note 4. Supplemental Financial Information

Consolidated Balance Sheet

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2022	June 30, 2021
Accounts receivable	$82,117	$74,054
Unbilled fees and services	13,325	12,354
	95,442	86,408
Less: Allowance for credit losses	(1,000)	(1,048)
Accounts receivable, net	$94,442	$85,360

The Company received payment or had credits of $0.3 million, added $0.6 million and wrote off $0.3 million from the allowance for credit losses in fiscal 2022. The Company received payment or had credits of $0.8 million, added $0.7 million and wrote off $0.2 million from the allowance for credit losses in fiscal 2021.

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, with contractual maturities of more than one year, totaled $2.8 million and $3.4 million at June 30, 2022 and 2021, respectively, and are included in Other Assets in the consolidated balance sheets. The Company evaluates the credit quality of a customer at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near‑term risk of non‑payment. The Company performed an assessment of the allowance for credit losses related to its financing receivables. Based upon such assessment, the Company recorded adjustments of zero and $3.4 million to the allowance for credit losses related to such financing receivables during the years ended June 30, 2022 and 2021, respectively.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	June 30, 2022	June 30, 2021
Financing receivable	$6,137	$7,102
Allowance for credit losses	(943)	(943)
Total, net	$5,194	$6,159
Reported as:
Current	$2,435	$2,772
Non-current	2,759	3,387
Total, net	$5,194	$6,159

The Company added and wrote off no amount from the allowance for credit losses in fiscal year 2022. The Company added $0.2 million and wrote off $3.6 million in fiscal year 2021.

Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults.

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2022	June 30, 2021
Raw materials	$61,871	$45,301
Work-in-process	16,367	22,014
Finished goods	64,016	58,614
Inventories	$142,254	$125,929

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2022	June 30, 2021
Furniture and fixtures	$1,766	$1,636
Computer and office equipment	8,605	8,972
Software	5,344	7,477
Leasehold improvements	26,659	26,102
Machinery and equipment	46,522	45,265
Construction in progress	2,999	1,055
	91,895	90,507
Less: Accumulated depreciation	(79,210)	(78,175)
Property and equipment, net	$12,685	$12,332

Depreciation and amortization expense related to property and equipment for the years ended June 30, 2022, 2021 and 2020 was $5.4 million, $6.2 million and $7.3 million, respectively.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Foreign Currency Items	Change in Defined Pension Benefit Obligation	Total
Balance at June 30, 2020	$752	$(1,236)	$(484)
Other comprehensive loss	1,705	872	2,577
Balance at June 30, 2021	$2,457	$(364)	$2,093
Other comprehensive loss	(3,998)	4,311	313
Balance at June 30, 2022	$(1,541)	$3,947	$2,406

Consolidated Statements of Operations

Other expense, net consisted of the following (in thousands):

	Years Ended June 30,
(in thousands)	2022	2021	2020
Interest expense	$(8,129)	$(16,893)	(18,080)
Foreign currency transaction loss	(2,618)	(1,953)	(2,343)
Gain on contribution to joint venture	—	—	12,964
Loss on Debt Extinguishment	—	(9,948)	—
Other expense, net	356	1,128	759
Total other expense, net	$(10,391)	$(27,666)	$(6,700)

Note 5. Leases

The Company has operating leases for corporate offices and warehouse facilities worldwide. Additionally, the Company leases cars, copy machines and laptops that are considered operating leases. Some of the Company's leases are non-cancellable operating lease agreements with various expiration dates through September 2026. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

Operating lease costs for the twelve months ended June 30, 2022 and 2021 were $9.2 million and $9.1 million, respectively, not including short-term operating lease costs for the twelve months ended June 30, 2022 and 2021 of $0.4 million and $0.2 million, respectively.

For the twelve months ended June 30, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was approximately $9.8 million and $9.7 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $3.2 million and $1.1 million, respectively for the years ended June 30, 2022 and 2021.

Operating lease right-of-use assets and operating lease obligation are represented in the table below (in thousands):

	June 30, 2022	June 30, 2021
Beginning balance operating lease right-of-use asset	$22,522	$28,647
Lease asset added	3,522	1,069
Amortization for the year	(9,246)	(7,194)
Ending balance operating lease right-of-use asset	$16,798	$22,522

Beginning balance operating lease obligation	$25,609	$32,397
Lease liability added	3,209	1,069
Repayment and interest accretion	(9,798)	(7,857)
Ending balance operating lease obligation	$19,020	$25,609

Current portion of operating lease obligation	$8,567	$8,169
Noncurrent portion of operating lease obligation	$10,453	$17,441

Maturities of operating lease liabilities as of June 30, 2022 are presented in the table below (in thousands):

Year Ending June 30,	Amount
2023	$9,554
2024	6,770
2025	3,631
2026	354
2027	197
Total operating lease payments	20,506
Less: imputed interest	(1,486)
Present value of operating lease liabilities	$19,020

The weighted average remaining lease term for the Company’s operating leases was 2.59 years and the weighted average discount rate was 6.07% as of June 30, 2022.

Note 6. Goodwill and Purchased Intangible Assets

Goodwill

Goodwill as of June 30, 2022 and 2021 and changes in the carrying amount of goodwill for the respective periods are as follows (in thousands):

	As of June 30,
	2022	2021
Balance at the beginning of the period	$57,960	$57,717
Currency translation adjustment	(120)	243
Balance at the end of the period	$57,840	$57,960

In fiscal year 2022, the Company performed its annual goodwill impairment test and determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Purchased Intangible Assets

The Company’s intangible assets associated with purchased patent license are as follows (in thousands):

		As of June 30, 2022			As of June 30, 2021
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	2 - 7	$1,170	$(920)	$250	$1,170	$(735)	$435

During fiscal year 2017, the Company purchased a patent license with a useful life of seven years. During the fiscal year 2020, the Company purchased a patent license for $0.2 million with a useful life of two years. The Company did not identify any triggering events that would indicate potential impairment of its definite‑lived intangible and long‑lived assets as of June 30, 2022 and 2021.

Amortization expense related to purchased intangible assets was $0.1 million, $0.2 million and $0.2 million for the years ended June 30, 2022, 2021 and 2020, respectively.

The estimated future amortization expense of purchased intangible assets as of June 30, 2022 is as follows (in thousands):

Year Ending June 30,	Amount
2023	$143
2024	107
$250

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

The Company enters into forward currency exchange contracts to hedge its overseas operating expenses and other liabilities when deemed appropriate. As of June 30, 2022 and 2021, the Company had the following outstanding forward currency exchange contracts (in notional amount):

	As of June 30,
(In thousands and U.S. dollars)	2022	2021
Canadian Dollar	$—	$527
Swiss Franc	27,910	8,891
Chinese Yuan	2,524	1,927
Euro	16,307	19,037
British Pound	3,699	3,191
Indian Rupee	3,728	7,825
Japanese Yen	14,167	12,803
	$68,335	$54,201

The Company entered into the foreign exchange forward contracts on June 30, 2022 and June 30, 2021, respectively, and therefore, there was no amount recorded on the balance sheets.

The following table provides information about gain (loss) associated with the Company’s derivative financial instruments (in thousands):

	Years ended June 30,
	2022	2021	2020
Foreign currency exchange gain (loss) on forward contracts	$(2,045)	$(2,349)	$744
Foreign currency transactions gain (loss)	(887)	396	(3,087)

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

Assets and Liabilities That Are Measured at Fair Value

At June 30, 2022, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of approximately $68.3 million. The fair value of the forward contract based upon the June 30, 2022 exchange rate was approximately $68.3 million, which it considers to be a Level 2 fair value measurement.

At June 30, 2021, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of approximately $54.2 million. The fair value of the forward contract based upon the June 30, 2021 exchange rate was approximately $54.2 million, which it considers to be a Level 2 fair value measurement.

The Company’s debt is measured on a recurring basis using Level 2 inputs based upon observable inputs of the Company’s convertible debt. The Revolving Credit Facility (as defined below) and the Term Loan (as defined below) reflects the bank quoted market, which the Company considers to be a Level 2 fair value measurement. The Company believes that the carrying value of these financial instruments approximate its estimated fair value based on the effective interest rate compared to the current market rate available to the Company and analyzed at quarter-end.

The following table summarizes the carrying value and estimated fair value of the Term Loan, the Revolving Credit Facility, the 3.75% Convertible Notes due 2022 and the 3.75% Convertible Notes due 2026 (in thousands):

	June 30, 2022		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes Due 2022	$2,863	$2,729	$2,712	$3,164
3.75% Convertible Notes Due 2026	97,619	78,561	72,388	108,163
Term Loan Facility	74,988	74,988	78,697	78,697
Revolving Credit Facility	5,000	5,000	20,000	20,000
Total	$180,470	$161,278	$173,797	$210,024

Note 9. Commitments and Contingencies

Long‑term Debt Commitments

The Company is required to make semi‑annual interest payments on the 3.75% Convertible Notes due 2022 and 3.75% Convertible Notes due 2026, and monthly interest payments on the New Revolving Credit Facility and New Term Loan Facility. See Note 10, Debt, for details.

Future minimum long‑term principal and interest on the Notes and New Credit Facilities (as defined below), including short-term portion, as of June 30, 2022 are as follows (in thousands):

Year Ending June 30,	Long-Term Debt (1)
2023	$16,266
2024	13,138
2025	14,827
2026	116,777
Total	$161,008

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

Indemnities and Commitments

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2022.

Guarantees

As of June 30, 2022 and June 30, 2021, the Company had various bank guarantees totaling approximately $1.2 million and $1.2 million, respectively, related to a bidding process with customers.

Royalty Agreement

The Company enters into software license agreements with third parties that may require royalty payments for each license used. In connection with such agreements, the Company recorded royalty costs of $1.9 million, $1.9 million and $2.5 million for the years ended June 30, 2022, 2021 and 2020, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had approximately $2.4 million and $2.3 million accrued liabilities at June 30, 2022 and 2021, respectively, related to this agreement.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2022.

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company records a provision for a loss when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Currently, management believes the Company does not have any probable and reasonably estimable losses related to any current legal proceedings and claims. Although occasional adverse decisions or settlements may occur, management does not believe that an adverse determination with respect to any of these claims would individually or in the aggregate materially and adversely affect the Company’s financial condition or operating results. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position, and cash flows.

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

Holders of the 3.75% Convertible Notes due 2022 did not convert their notes at any time and was repaid in cash subsequent to June 30, 2022.

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

In May 2021, the Company exchanged approximately $82.1 million aggregate principal amount of 3.75% Convertible Notes due 2022 for approximately $97.1 million aggregate principal amount of 3.75% Convertible Notes due 2026 (as defined below). As of June 30, 2022 and June 30, 2021, $2.9 million aggregate principal amount of 3.75% Convertible Notes due 2022 remained outstanding. The exchange was treated as extinguishment of debt. The Company recorded a loss on the extinguishment of debt of $4.3 million, primarily comprised of the write-off of deferred costs associated with the 3.75% Convertible Notes due 2022. The extinguishment of the equity component of $14.5 million was recognized as reduction to additional paid in capital. The $14.5 million is the difference between the settlement consideration paid of $96.0 million and the fair value of the liability component of $81.5 million.

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

Holders of the 3.75% Convertible Notes due 2026 who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes due 2026 may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes due 2026, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of June 30, 2022 and June 30, 2021, $100.0 million aggregate principal amount of 3.75% Convertible Notes due 2026 was outstanding.

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

As of June 30, 2022, the if-converted value of the 3.75% Convertible Notes due 2022 and the 3.75% Convertible Notes due 2026 did not exceed the outstanding principal amount.

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

Prior Term Loan

In December 2017, the Company entered into a credit and security agreement with a lender (the “Prior Term Loan Agreement”). The Prior Term Loan Agreement provided for an initial term loan of $40.0 million with an additional tranche of $20.0 million undrawn and available through December 31, 2018, if specified conditions were met (the “Prior Term Loan”). In connection with the Prior Amendment, the Company used a portion of the net proceeds from the initial advance to repay a portion of the outstanding borrowings under the Prior Revolving Credit Facility. Interest on the Prior Term Loan was payable monthly in arrears at an annual interest rate of 6.75% plus 90-day LIBOR. The Prior Term Loan Agreement would have matured December 15, 2022 and, if prepaid, had fees equal to 3%, 2%, and 1% of the prepayment amount if such termination occurred within the first year, the second year, and the third year of funding, respectively. The term of the loan was 60 months with interest only for the first 24 months followed by straight-line amortization of principal for the remaining months. In addition, the Company paid an annual administrative fee of 0.25% and a final payment of 4.0% of the Prior Term Loan amount.

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

As of June 30, 2022, $5.0 million of aggregate principal amount was outstanding under the New Revolving Credit Facility, $76.0 million aggregate principal amount was outstanding under the New Term Loan Facility and $1.0 million of associated unamortized debt costs. As of June 30, 2021, $20.0 million of aggregate principal amount was outstanding under the New Revolving Credit Facility, $80 million aggregate principal amount was outstanding under the New Term Loan Facility and $1.3 million of associated unamortized debt costs.

The following table presents the carrying value of the New Credit Facilities and the Notes as of June 30, 2022 (in thousands):

	Revolving Credit Facility	3.75% Convertible Notes Due 2022	3.75% Convertible Notes Due 2026	Term Loan Facility	Total
Principal amount of the Notes	$5,000	$2,865	$100,000	$76,000	$183,865
Unamortized debt costs	—	(1)	(2,381)	(1,013)	(3,395)
Unamortized debt discount	—	—	—	—	—
Net carrying amount	$5,000	$2,864	$97,619	$74,987	$180,470
Reported as:
Short-term debt					$8,563
Long-term debt					171,907
Total debt					$180,470

A summary of interest expense on the New Credit Facilities and the Notes is as follows (in thousands):

	Year ended June 30,
	2022	2021	2020
Interest expense related to contractual interest coupon	$7,233	$10,590	$12,373
Interest expense related to amortization of debt discount	—	4,887	4,168
Interest expense related to amortization of debt issuance costs	909	1,356	1,350
Interest expense related to extinguishment of debt	—	9,948	—
Total	$8,142	$26,781	$17,891

Note 11. Shareholders’ Equity

At June 30, 2022, the Company had 1.6 million shares of common stock reserved for issuance under the stock incentive plans and the employee stock purchase plan.

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

Note 12. Stock Incentive Plan and Employee Stock Purchase Plan

As of June 30, 2022, the Company had two outstanding stock incentive plans: the 2016 Equity Incentive Plan, or the 2016 Plan and the 2007 Incentive Award Plan, or the 2007 Plan. The 2016 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, performance shares, performance units, and restricted stock units, or RSUs. The vesting of RSUs granted under the 2016 Plan are primarily service‑based (over the requisite service period) while the vesting of performance units granted under the 2016 Plan are primarily performance‑based, or PSUs, or market‑based, or MSUs. Only employees of the Company are eligible to receive incentive stock options. Non‑employees may be granted non‑qualified stock options.

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

As of June 30, 2022, the 2007 Plan continued to remain in effect; however, the Company can no longer grant equity awards under such plans.

The following table summarizes the share‑based compensation charges included in the Company’s consolidated statements of operations and comprehensive income (loss) (in thousands):

	Years ended June 30,
	2022	2021	2020
Cost of revenue	$1,584	$1,296	$1,244
Research and development	1,371	1,348	1,457
Selling and marketing	2,213	1,457	1,159
General and administrative	5,432	5,231	4,292
Total	$10,600	$9,332	$8,152

The amount of capitalized share‑based compensation costs as components of inventory was insignificant at June 30, 2022, 2021 and 2020.

Stock Options

The fair value of each option is estimated at the date of grant using the Black‑Scholes option pricing formula with the following assumptions:

Years Ended June 30,
	2022	2021	2020
Risk–free interest rate	2.71% - 3.21%	0.59% - 1.27%	1.14% - 1.53%
Dividend yield	—%	—%	—%
Expected term	7.30 - 8.94	6.72 - 6.88	5.63 - 5.64
Expected volatility	54.1% - 57.3%	54.7% - 55.6%	47.3% - 48.9%

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

A summary of option activity under the Company’s incentive plan during the fiscal years is presented below (in thousands except per share and term amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Balance at June 30, 2019	5,220	$4.50	7.97	$11
Options granted	2,305	2.64
Options exercised	—	—
Options forfeited/expired	(1,569)	4.36
Balance at June 30, 2020	5,956	3.82	8.04	$—
Options granted	1,526	4.48
Options exercised	(209)	4.09
Options forfeited/expired	(243)	4.40
Balance at June 30, 2021	7,030	3.93	7.66	$5,036
Options granted	756	2.05
Options exercised	(331)	3.69
Options forfeited/expired	(402)	4.05
Balance at June 30, 2022	7,053	3.73	7.05	$—
Vested or Expected to vest at June 30, 2022	7,053	3.73	7.05
Exercisable at June 30, 2022	4,576	$4.00	6.27	$—

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value (the difference between the fair value of the Company’s common stock on June 30, 2022 of $1.96 and the exercise price of the options that would have been received by option holders if all options exercisable had been exercised on June 30, 2022). The total intrinsic value of options exercised in the years ended June 30, 2022, 2021 and 2020 was approximately $0.3 million, $0.2 million and $0 million, respectively.

During the years ended June 30, 2022, 2021 and 2020, the Company recognized $2.6 million, $2.4 million and $2.0 million, respectively, of share‑based compensation expense for stock options granted to employees.

Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid‑in capital. The benefits are recognized against income taxes. Realized excess tax benefits related to stock options exercises was zero for each of the years ended June 30, 2022, 2021 and 2020.

As of June 30, 2022, there was approximately $3.1 million of unrecognized compensation cost net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes information about outstanding and exercisable options at June 30, 2022 (in thousands, except years and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.96 – 2.08	756	9.94	$2.05	—	$—
$2.60 – 2.60	1,533	7.34	2.60	1,022	2.60
$2.97 – 4.00	623	6.42	3.52	500	3.65
$4.10 – 4.10	2,048	6.42	4.10	1,835	4.10
$4.46 – 4.46	1,113	8.42	4.46	441	4.46
$4.52 – 6.96	980	4.51	5.36	778	5.44
Total Outstanding	7,053	7.05	3.73	4,576	$4.00

Restricted Stock

The following table summarizes the activity of RSUs, PSUs and MSUs (in thousands, except fair value per share):

Unvested Restricted Stock	Restricted Stock Units	Performance Stock Units	Market Stock Units	Total Number of Shares Underlying Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2019	3,084	-	641	3,725	$4.34
Granted	2,009	419	—	2,428	2.74
Vested	(1,579)	—	—	(1,579)	4.62
Cancelled/Forfeited	(343)	—	(470)	(813)	3.96
Unvested at June 30, 2020	3,171	419	171	3,761	3.26
Granted	1,738	280	—	2,018	4.16
Vested	(1,452)	—	—	(1,452)	3.52
Cancelled/Forfeited	(539)	(419)	(171)	(1,129)	3.20
Unvested at June 30, 2021	2,918	280	—	3,198	3.73
Granted	3,236	937	—	4,173	3.75
Vested	(1,341)	—	—	(1,341)	3.75
Cancelled/Forfeited	(252)	(642)	—	(894)	3.87
Unvested at June 30, 2022	4,561	575	—	5,136	$3.74

As of June 30, 2022, there was approximately $11.0 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

The Company recognized $6.7 million, $5.4 million and $4.9 million of share‑based compensation expense, net of estimated forfeitures, related to RSUs during the years ended June 30, 2022, 2021 and 2020. The weighted average grant date fair value per share of RSUs granted was $3.75, $4.16 and $2.74 for the years ended June 30, 2022, 2021 and 2020, respectively. The aggregate fair market value of RSUs that vested during the year ended June 30, 2022 was $6.4 million.

Performance Stock Units

The Compensation Committee approved the grant of 937,000, 280,000 and 419,000 PSUs to select employees of the Company in the years ended June 30, 2022, 2021 and 2020, respectively. No PSUs vested in the years ended June 30, 2022 and June 30, 2021. During the years ended June 30, 2022, 2021 and 2020, 642,000, 419,000 and zero PSUs were cancelled, respectively.

The Company recognized zero share‑based compensation expense, net of estimated forfeitures, related to PSUs during the years ended June 30, 2022, 2021, and 2020.

Market Stock Units

The Compensation Committee approved the performance equity program, referred to as the Market Stock Unit (MSU) program, or MSU program, in October 2012. The Company’s MSU Program uses the Russell 2000 index as a performance benchmark and requires that the Company’s total stockholder return match or exceed that of the Russell 2000. Based on a sliding scale of how much the Company’s total stockholder return outperforms the Russell 2000 benchmark, the participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods. The Company uses a Monte Carlo simulation to calculate the fair value of the award on the grant date. The Compensation Committee approved no grants of MSUs in the years ended June 30, 2022 and 2021. Of these MSUs, no shares vested in the years ending June 30, 2022, 2021 and 2020, respectively, due to the non-achievement of the requisite performance target against the Russell 2000 index while zero, 0.2 million and 0.5 million MSUs were cancelled in the years ended June 30, 2022, 2021 and 2020, respectively.

The Company recognized zero, $0.1 million and $0.2 million of share‑based compensation expense, net of estimated forfeitures, related to MSUs during the years ended June 30, 2022, 2021 and 2020, respectively. There were no MSUs granted during the years ended June 30, 2022, 2020 and 2019. As of June 30, 2022, there was no unrecognized compensation cost related to MSUs.

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

The Company estimates the fair value of ESPP shares at the date of grant using the Black‑Scholes option pricing model. The weighted average assumptions were as follows:

Years Ended June 30,
	2022	2021	2020
Risk–free interest rate	0.10% - 2.16%	0.04% - 0.10%	0.17% - 1.60%
Dividend yield	—%	—%	—%
Expected term	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	35.49% - 54.33%	36.10% - 65.58%	45.46% - 75.21%

The risk‑free rate for the expected term of the ESPP option was based on the U.S. Treasury Constant Maturity rate for each offering period; expected volatility was based on the historical volatility of the Company’s common stock; and the expected term was based upon the offering period of the ESPP. For the years ended June 30, 2022, 2021 and 2020, the Company recognized $1.3 million, $1.4 million and $1.1 million, respectively, of compensation expense related to its ESPP.

The Company issued 1.1 million, 1.2 million and 1.1 million shares under the ESPP during fiscal 2022, 2021 and 2019, respectively, at a weighted average price per share of $4.33, $1.90 and $2.16, respectively. As of June 30, 2022, total unrecognized compensation cost related to the ESPP plan was $0.4 million, which the Company expects to recognize over a weighted average period of 0.6 years.
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

The Company applies the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes the 49% proportionate share of the JV income or loss on a one-quarter lag due to the timing of the availability of the JV’s financial records. The Company recognizes revenue on sales to the JV in the current period of control transfer, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer by the end of each reporting period. During the years ended June 30, 2022 and 2021, respectively, the Company recognized $1.4 million and $1.8 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferrals of $4.7 million and $2.1 million from sales recognized during the period. The Company’s consolidated accumulated deficit at June 30, 2022 includes $1.0 million of cumulative income related to the Company’s equity method investment.

As of June 30, 2022, the Company had a carrying value of $13.9 million in the JV and owned a 49% interest in the entity. The Company’s proportional share of the underlying equity in net assets of the JV was approximately $14.6 million. Under the equity method of accounting, the carrying value of the investment is adjusted for the Company's proportional share of the investee's currency translation adjustment of $1.0 million. The difference between the carrying value of the equity investment and the Company’s proportional share of the underlying equity in net assets of the JV of $1.7 million adding back $5.4 million of eliminated intra-entity profit constitutes equity method goodwill of $4.7 million at June 30, 2022 that is subject to impairment analysis. No impairment was identified as of June 30, 2022.

Summarized financial information of the JV is as follows (in thousands):

Statement of Operations Data:	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Revenue	$55,190	$33,054
Gross Profit	$15,915	$10,578
Net income	$422	$1,785
Net income attributable to the Company	$241	$872

Summarized Balance Sheet Data:	As of March 31, 2022	As of March 31, 2021
Assets
Current assets	$71,730	$24,703
Non current assets	21,754	23,089
	$93,484	$47,792
Liabilities and Stockholders' Equity
Current liabilities	$61,877	$16,854
Non current liabilities	1,055	1,467
Stockholder's equity	30,552	29,471
	$93,484	$47,792

Note 14. Income Taxes

Income (loss) before provision for income taxes on the accompanying statements of operations and comprehensive loss included the following components (in thousands):

	Years Ended June 30,
	2022	2021	2020
Domestic	$(14,092)	$(8,448)	$(1,811)
Foreign	12,090	3,889	7,501
Total worldwide	$(2,002)	$(4,559)	$5,690

The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	25	17	15
Foreign	1,535	1,849	1,495
Total current	$1,560	$1,866	$1,510
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	1,785	(114)	353
Total deferred	1,785	(114)	353
Total provision for income taxes	$3,345	$1,752	$1,863

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended June 30,
	2022	2021	2020
U.S. federal taxes (benefit):
At federal statutory rate	$(420)	$(958)	$1,195
State tax, net of federal benefit	25	17	15
Share-based compensation expense	592	879	810
Debt extinguishment	—	898	—
Other non-deductible permanent items	252	155	418
R&D credits	(415)	(1,278)	(635)
Foreign taxes	(948)	918	273
Other	(97)	(57)	(69)
Deferred Tax on foreign earnings	1,730	—	—
Global Intangible Low-Taxed Income	2,124	243	1,185
Change in valuation allowance	502	935	(1,329)
Total	$3,345	$1,752	$1,863

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets (liabilities) were as follows (in thousands):

	June 30,
	2022	2021
Deferred tax assets:
Federal and state net operating losses	$75,450	$75,033
Accrued expenses and reserves	7,359	6,597
Lease liability	3,037	4,258
Deferred revenue	5,505	5,093
R&D Credits	25,146	24,340
Share-based compensation expense	1,406	1,096
Capitalized research and development	1,440	2,088
Unicap	489	1,827
Fixed assets/intangibles	956	1,055
Section 163(j) interest	2,350	1,817
Other	228	1,082
Total deferred tax assets	123,366	124,286
Deferred tax liabilities:
Contract acquisition costs	(1,521)	(1,174)
Right of use assets	(2,517)	(3,533)
Debt	—	(5,612)
Deferred tax on foreign earnings	(1,730)	—
Total deferred tax liabilities	(5,768)	(10,319)
Valuation allowance	(119,115)	(113,476)
Net deferred tax assets (liabilities)	$(1,517)	$491

As of June 30, 2022, the Company had approximately $324.0 million and $131.1 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2023 for state purposes.

In addition, as of June 30, 2022, the Company had federal and state research and development tax credits of approximately $25.5 million and $22.1 million, respectively. If not utilized, the federal research credits will begin to expire in 2023, the California research credits have no expiration date and the other state research credits will begin to expire in 2023.

Under the Internal Revenue Code ("IRC") Sections 382 and 383, annual use of our net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. Although ownership changes have occurred in the prior years, the carryovers should be available for utilization by the Company before they expire, provided the Company generates sufficient future taxable income. During the current period, an analysis of the impact of this provision through March 31, 2022 has been performed and it was determined that no ownership change has occurred after December 2009.

Based on the available objective evidence and history of losses, the Company has established a 100% valuation allowance against its combined domestic net deferred tax assets because of uncertainty surrounding the realization of such deferred tax assets.

Beginning fiscal year 2019, for U.S. federal tax purposes, certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is defined under IRC Section 951A as the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount has been absorbed by net operating losses. The Company has made a policy decision to record GILTI tax as a current-period expense when incurred.

The recorded income tax expense for fiscal year 2022 includes $1.7 million of Swiss withholding tax expected to be paid on the remittance of unrepatriated distributable reserves in France, Japan and Switzerland. At June 30, 2022, we have undistributed earnings of certain foreign subsidiaries of approximately $18.1 million that we have indefinitely invested, and on which we have not recognized deferred taxes.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended June 30,
	2022	2021	2020
Balance at beginning of year	$18,765	$16,996	$16,280
Tax positions related to current year:
Additions	1,222	1,433	954
Tax positions related to prior years:
Additions	61	786	286
Reductions	(238)	(450)	(524)
Balance at end of year	$19,810	$18,765	$16,996

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions with respect to legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The reduction in prior year's tax positions primarily relates to lapses of applicable statutes of limitations. The Company anticipates there will be no material changes in uncertain tax positions in the next 12 months. As of June 30, 2022, the amount of gross unrecognized tax benefits was $19.8 million of which $19.6 million would not affect income tax expense before consideration of any valuation allowance.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2022 and 2021, the Company had approximately $0.06 million and $0.05 million, respectively, of cumulative accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the United States federal, various states, and foreign jurisdictions. Due to tax attributes being carried forward and utilized during open years, the statute of limitations remains open for the U.S. federal jurisdiction and domestic states for tax years from 2002 and forward. The statutes of limitation with respect to the foreign jurisdictions where the Company files income tax returns vary from jurisdiction to jurisdiction and range from 3 to 10 years and the material foreign jurisdictions are France, Switzerland and Japan.

The Company is also subject to examination of its income tax returns by the Internal Revenue Service (IRS) and other foreign tax authorities, and in some cases the Company has received additional tax assessments which have not been significant. Currently, the Company is under the early stages of audit by the Japanese tax authorities for the fiscal periods 2019, 2020 and 2021.

Note 15. Employee Benefit Plan

The Company’s employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax‑deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $2.3 million, $1.1 million and $2.0 million to the 401(k) Plan during the years ended June 30, 2022, 2021 and 2020, respectively.

Note 16. Defined Benefit Pension Obligation

The Company has established a defined benefit pension plan for its employees in its Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability. The Company uses June 30 as the year‑end measurement date for this plan. The unfunded liability of $0.1 million was recognized in long‑term other liabilities in the accompanying balance sheet as of June 30, 2022. Actuarial gain of $4.3 million was recognized in other comprehensive loss in fiscal 2022.

Obligations and Funded Status

The following table presents the funded status of the defined benefit pension plan (in thousands):

	June 30,
	2022	2021
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$18,705	$18,426
Service cost	1,513	1,766
Interest cost	75	38
Plan participants’ contributions	2,554	1,676
Plan amendment	(699)	25
Actuarial (gain)/loss	(3,460)	(807)
Foreign currency changes	(577)	281
Benefit and expense payments	(658)	(2,700)
Benefit obligation—end of fiscal year	$17,453	$18,705
Change in plan assets:
Plan assets—beginning of fiscal year	$14,419	$13,958
Employer contributions	1,225	1,117
Actual return on plan assets	374	199
Plan participants’ contributions	2,554	1,676
Foreign currency changes	(564)	169
Benefit and expense payments	(658)	(2,700)
Plan assets—end of fiscal year	$17,350	$14,419
Funded status	$(103)	$(4,286)
Amounts recognized within the consolidated balance sheets:
Assets	$—	$—
Long-term other liabilities	(103)	(4,286)
Net amount recognized	$(103)	$(4,286)

The following table presents the amounts recognized in accumulated other comprehensive loss (before tax) for the defined benefit pension plan (in thousands):

	June 30,
	2022	2021
Net actuarial loss (gain)	$3,723	$(1,236)
Prior service cost	224	872
Accumulated other comprehensive income (loss)	$3,947	$(364)

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this defined benefit pension plan where accumulated benefit obligation exceeded the fair value of plan assets (in thousands):

	June 30,
	2022	2021
Projected benefit obligation	$17,453	$18,705
Accumulated benefit obligation	$15,546	$16,891
Fair value of plan assets	$17,350	$14,419

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive loss, before tax, related to the Company’s defined benefit pension plan (in thousands):

	Year ended June 30,
	2022	2021	2020
Net Periodic Benefit Costs:
Service cost	$1,513	$1,766	$2,003
Interest cost	75	38	62
Expected returns on assets	(144)	(142)	(151)
Amortization of prior service cost	54	54	(2)
Amortization of net loss	—	—	—
Settlement charges	—	—	178
Net periodic benefit costs	1,498	1,716	2,090
Other Amounts Recognized in Other Comprehensive Loss:
Net (gain) loss arising during the year	(3,584)	(850)	(593)
Prior service cost	(53)	(54)	2
Amortization of prior service cost	(678)	24	1,005
Amortization of net gain	—	—	—
Effect of settlement	4	8	(178)
Total recognized in other comprehensive (gain) loss	(4,311)	(872)	236
Total recognized in net periodic benefit costs and other comprehensive loss	$(2,813)	$844	$2,326

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2023 related to the Company’s defined benefit pension plan are as follows (in thousands):

2023
Net gain	$172
Prior service credit	24
Accumulated other comprehensive income	$196

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long‑term return on assets for the Company’s defined benefit pension plan were as follows:

	Fiscal Years
	2022	2021	2020
Net Periodic Benefit Costs:
Discount rate	1.90%	0.40%	0.25%
Rate of compensation increase	1.75%	1.50%	1.50%
Expected long-term return on assets	1.00%	1.00%	1.00%

The assumptions used to measure the benefit obligation for the Company’s defined benefit pension plan were as follows:

	June 30,
	2022	2021
Benefit Obligation:
Discount rate	1.90%	0.40%
Rate of compensation increase	1.75%	1.50%

Estimated Contributions and Future Benefit Payments

The Company made contributions of approximately $1.2 million, $1.1 million and $1.3 million to the defined benefit pension plan during fiscal years 2022, 2021 and 2020 respectively. The Company expects total contributions to the defined benefit pension plan for fiscal year 2023 will be approximately $1.3 million.

Estimated future benefit payments expected to be paid by the defined benefit pension plan at June 30, 2022 are as follows (in thousands):

Year Ending June 30,	Future Benefits
2023	$1,001
2024	1,015
2025	1,212
2026	1,054
2027	1,218
Thereafter	8,605
Total	$14,105

Plan Assets

The plan assets are invested in insurance contracts with Copré Collective Foundation based in Lausanne, Switzerland at the end of fiscal years 2022 and 2021, respectively. In fiscal 2022 and 2021, the risks of death and disability are reinsured with Zurich Life Insurance. The Copré Foundation for Occupational Benefits defines and is responsible for the asset strategy and invests the plan assets for the Company. In fiscal 2022 and 2021 the guaranteed interest rate for mandatory retirement savings was 1.00% for both years. The technical administration and management of the savings account are guaranteed by the Copré Foundation for Occupational Benefits. Insurance benefits due are paid directly to the entitled persons by the Copré Foundation for Occupational Benefits. Accuray International Sàrl has committed itself to pay the annual contributions and costs due under the pension fund regulations.

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

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Years ended June 30,
	2022	2021	2020
Americas	$126,005	$105,878	$128,562
Europe, Middle East, India and Africa	134,640	121,568	119,989
Asia Pacific, excluding Japan and China	28,953	26,425	31,297
Japan	53,376	62,636	72,688
China	86,935	79,782	30,392
Total	$429,909	$396,289	$382,928

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

Information regarding geographic areas in which the Company has long‑lived tangible assets is as follows (in thousands):

	June 30, 2022	June 30, 2021
Americas	$11,251	$10,588
Europe, Middle East, India and Africa	228	265
Asia Pacific, excluding Japan and China	272	170
Japan	265	701
China	669	608
Total	$12,685	$12,332

Note 18. Restructuring Charges

The Company incurred no restructuring charges for the years ended June 30, 2022 and 2021.

On May 27, 2020, the Company informed affected employees of a cost saving initiative designed to reduce operating costs through the elimination of approximately 3 percent of its global workforce. These restructuring charges of $1.1 million were recorded in cost of goods sold and operating expenses in the consolidated statements of operations, of which $0.5 million was paid during fiscal 2020 and $0.6 million is accrued in the consolidated balance sheet as of June 30, 2020. The remainder was paid in fiscal year 2021.

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

None.

Item 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act) as of June 30, 2022.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2022.

The effectiveness of our internal control over financial reporting as of June 30, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

(c)
Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2022, and our report dated August 17, 2022 expressed an unqualified opinion on those financial statements.

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

August 17, 2022

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The information in our 2022 Proxy Statement regarding directors and executive officers appearing under the headings “Proposal One—Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” is incorporated herein by reference.

In addition, the information in our 2022 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading “Corporate Governance and Board of Directors Matters” is incorporated herein by reference.

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Item 11. EXECUTIVE COMPENSATION

The information in our 2022 Proxy Statement appearing under the headings “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Non‑Employee Directors” and “Corporate Governance and Board of Directors Matters—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2022 Proxy Statement appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2022 Proxy Statement appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance and Board of Directors Matters—Director Independence” is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in our 2022 Proxy Statement appearing under the headings “Proposal Five—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non‑Audit Services” and “Proposal
Five—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre‑Approval Policies and Procedures” is incorporated herein by reference.

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

3.
Exhibits

The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	ARAY	8‑K	001‑33301	3.1	02/06/2013

3.2	Amended and Restated Bylaws of Registrant.	ARAY	8‑K	001‑33301	3.1	03/23/2015
4.1	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of February 13, 2013.	ARAY	10‑Q	001‑33301	4.1	05/09/2013
4.2	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of April 24, 2014.	ARAY	8‑K	001‑33301	4.1	04/25/2014
4.3	Indenture between Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of August 7, 2017.	ARAY	8-K	001-33301	4.1	08/08/2017
4.4	Form of Common Stock Certificate.	ARAY	S‑1/A	333‑138622	4.3	02/05/2007
4.5	Form of 3.75% Convertible Senior Note due 2022 (included in Exhibit 4.3).	ARAY	8-K	001-33301	4.1	08/08/2017
4.6	First Supplemental Indenture, dated as of December 4, 2017, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee.	ARAY	8-K	001-33301	4.1	12/04/2017
4.7	Indenture, dated as of May 13, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee.	ARAY	8-K	001-33301	4.1	05/18/2021
4.8	Form of 3.75% Convertible Senior Note due 2026 (included in Exhibit 4.7)	ARAY	8-K	001-33301	4.1	05/18/2021
10.1	Industrial Complex Lease by and between Registrant and MP Caribbean, Inc., dated July 9, 2003, as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.	ARAY	S‑1	333‑138622	10.1	11/13/2006
10.2	Third Amendment to Industrial Complex Lease dated January 16, 2007.	ARAY	10‑K	001‑33301	10.1(a)	09/04/2007
10.3	Fourth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated September 18, 2007.	ARAY	10‑Q	001‑33301	10.3	02/04/2010
10.4	Fifth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated April 1, 2008.	ARAY	10‑Q	001‑33301	10.4	02/04/2010
10.5	Sixth Amendment to Industrial Complex Lease by and between the Registrant and I & G Caribbean, Inc., dated December 18, 2009.	ARAY	10‑Q	001‑33301	10.5	02/04/2010

10.6	Seventh Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated June 20, 2014.	ARAY	8‑K	001‑33301	10.1	06/24/2014
10.7	Eighth Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated October 31, 2014.	ARAY	10‑Q	011‑33301	10.1	02/06/2015
10.8	Ninth Amendment to Lease by and between Google LLC and Accuray Incorporated, dated March 4, 2019.	ARAY	10‑Q	011‑33301	10.1	05/09/2019
10.9	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	ARAY	S‑1	333‑138622	10.4	11/13/2006
10.10*	Accuray Incorporated 2007 Incentive Award Plan.	ARAY	10‑K	001‑33301	10.8	09/19/2011
10.11*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.	ARAY	8‑K	001‑33301	99.2	09/02/2014
10.12*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	ARAY	8‑K	001‑33301	99.1	09/02/2014
10.13*	Form of Stock Option Grant Notice and Stock Option Agreement.	ARAY	8‑K	001‑33301	99.3	11/23/2011
10.14*	Form of Market Stock Unit Grant Notice and Award Agreement.	ARAY	8‑K	001‑33301	99.1	10/17/2012
10.15*	Accuray Incorporated Amended and Restated 2016 Equity Incentive Plan and forms of award agreements thereunder.	ARAY	10‑K	001‑33301	10.15	08/18/2021
10.16*	Amended and Restated 2007 Employee Stock Purchase Plan.	ARAY	8-K	001-33301	10.2	11/25/2020
10.17*	Accuray Incorporated Performance Bonus Plan, as amended on September 22, 2016.	ARAY	DEF14A	001‑33301	Appendix C	10/07/2016
10.18*	Accuray Incorporated Company Bonus Plan.	ARAY	10‑Q	001‑33301	10.6	11/06/2018
10.19*	Stand-Alone Inducement Restricted Stock Unit Agreement between Registrant and Shigeyuki Hamamatsu, effective September 29, 2017.	ARAY	S-8	333-220698	99.1	09/28/2017
10.20*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Patrick Spine.	ARAY	S-8	333-224547	99.1	04/30/2018
10.21*	Form of Accuray Incorporated Stand-Alone Inducement Performance Unit Agreement for Patrick Spine.	ARAY	S-8	333-224547	99.2	04/30/2018
10.22*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Patrick Spine.	ARAY	S-8	333-224547	99.3	04/30/2018
10.23*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Suzanne Winter.	ARAY	S-8	333-234412	99.1	10/31/2019
10.24*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Suzanne Winter.	ARAY	S-8	333-234412	99.2	10/31/2019

10.25*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Jim Dennison.	ARAY	S-8	333-251038	99.4	11/30/2021
10.26*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Jim Dennison.	ARAY	S-8	333-251038	99.5	11/30/2021
10.27*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for J.P. Pignol.	ARAY	S-8	333-255701	99.1	04/30/2021
10.28*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for J.P. Pignol.	ARAY	S-8	333-255701	99.2	04/30/2021
10.29*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Sandeep Chalke.	ARAY	S-8	333-265330	99.1	05/31/2022
10.30*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Sandeep Chalke.	ARAY	S-8	333-265330	99.2	05/31/2022
10.31*	TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S‑8	333‑174952	99.1	06/17/2011
10.32*	TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S‑8	333‑174952	99.2	06/17/2011
10.33*	TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	ARAY	S‑8	333‑174952	99.3	06/17/2011
10.34*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	ARAY	10‑Q	001‑33301	10.7	05/10/2011
10.35	Development and OEM Supply Agreement by and between TomoTherapy Incorporated and Analogic Corporation, dated January 27, 2003.	TOMO	S‑1/A	333‑140600	10.11	04/16/2007
10.36*	Amended and Restated Renewal Executive Employment Agreement by and between the Registrant and Joshua H. Levine, dated January 1, 2020.	ARAY	10‑Q	001‑33301	10.1	05/08/2020
10.37*	Executive Employment Agreement by and between Registrant and Shigeyuki Hamamatsu, dated January 1, 2021.	ARAY	10‑Q	001‑33301	10.1	02/01/2021
10.38*	Change in Control Agreement between Registrant and Shigeyuki Hamamatsu, dated September 21, 2017.	ARAY	10‑Q	001‑33301	10.4	11/03/2017

10.39*	Executive Employment Agreement by and Between Registrant and Patrick Spine, dated January 1, 2021.	ARAY	10-Q	001-33301	10.3	02/01/2021
10.40*	Executive Employment Agreement by and Between Registrant and Jesse Chew, dated January 1, 2021.	ARAY	10-Q	001-33301	10.4	02/01/2021
10.41*	Amended and Restated Executive Employment Agreement by and Between Registrant and Suzanne Winter, dated July 1, 2022.						X
10.42*	Executive Employment Agreement by and between Registrant and Michael Hoge, dated January 1, 2021.	ARAY	10-Q	001-33301	10.5	04/30/2021
10.43*	Offer Letter by and between Registrant and Brandy Green, dated August 10, 2021.						X
10.44*	Retention Package Letter by and between Registrant and Brandy Green, dated April 27, 2022.						X
10.45*	Executive Employment Agreement by and between Registrant and Ali Pervaiz, dated May 9, 2022.						X
10.46*	Executive Employment Agreement by and between Registrant and Sandeep Chalke, dated May 2, 2022.						X
10.47*	Consulting Agreement by and between Registrant and Joshua H. Levine, dated July 1, 2022.						X
10.48‡	Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other lenders from time to time parties thereto, dated June 14, 2017.	ARAY	10-K	001-33301	10.37	08/25/2017
10.49	Form of Exchange/Repurchase Agreement between Registrant and each signatory thereto, dated July 27, 2017.	ARAY	8-K	001-33301	10.1	07/28/2017
10.50	Form of Subscription Agreement between Registrant and each signatory thereto, dated July 27, 2017.	ARAY	8-K	001-33301	10.2	07/28/2017
10.51‡	Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other financial institutions or other entities from time to time parties thereto, dated December 15, 2017.	ARAY	10-Q	001-33301	10.1	02/05/2018

10.52‡	Amendment No. 1 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time parties thereto, dated December 15, 2017.	ARAY	10-Q	001-33301	10.2	02/05/2018
10.53‡	Amendment No. 1 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 12, 2018.	ARAY	10-K	001-33301	10.47	08/24/2018
10.54‡	Amendment No. 2 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 12, 2018.	ARAY	10-K	001-33301	10.48	08/24/2018
10.55	Amendment No. 2 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated December 28, 2018.	ARAY	10-Q	001-33301	10.6	02/08/2019
10.56	Amendment No. 3 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding X Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated December 28, 2018.	ARAY	10-Q	001-33301	10.7	02/08/2019

10.57†

Amendment No. 3 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated May 30, 2019.

		ARAY	10-K	001-33301	10.51†	08/23/2019
10. 58†

Amendment No. 4 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated May 30, 2019.

		ARAY	10-K	001-33301	10. 52†	08/23/2019
10. 59†	Amendment No. 4 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated August 30, 2019.	ARAY	10-Q	001-33301	10.1	11/06/2019

10. 60†	Amendment No. 5 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated August 30, 2019.	ARAY	10-Q	001-33301	10.2	11/06/2019
10.61†	Amendment No. 5 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 3, 2020.	ARAY	10-K	001-33301	10.52	08/25/2020
10.62†	Amendment No. 6 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 3, 2020.	ARAY	10-K	001-33301	10.53	08/25/2020
10.63†	Credit Agreement among the Registrant, as the Borrower, the several lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, lead arranger, issuing lender and swingline lender, dated as of May 6, 2021.	ARAY	10-K	001-33301	10.56	08/17/2021
10.64	Form of Exchange Agreement, dated as of May 6, 2021, between the Registrant and each signatory thereto.	ARAY	8-K	001-33301	10.1	05/12/2021
10.65	Form of Subscription Agreement, dated as of May 6, 2021, between the Registrant and each signatory thereto.	ARAY	8-K	001-33301	10.2	05/12/2021
21.1	List of subsidiaries.						X
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.						X
24.1	Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10‑K).						X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.						X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.						X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sunnyvale, State of California, on the 17th day of August 2022.

ACCURAY INCORPORATED

By:	/s/ Suzanne Winter Suzanne Winter President and Chief Executive Officer
By:	/s/ Ali Pervaiz Ali Pervaiz Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Suzanne Winter and Ali Pervaiz, and each of them, as his true and lawful attorneys‑in‑fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys‑ in‑ fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ Suzanne Winter Suzanne Winter	President, Chief Executive Officer and Director (Principal Executive Officer)	August 17, 2022

/s/ Ali Pervaiz Ali Pervaiz	Chief Financial Officer (Principal Financial Officer)	August 17, 2022

/s/ Franco Palomba Franco Palomba	Chief Accounting Officer and Controller (Principal Accounting Officer)	August 17, 2022

/s/ Joseph E. Whitters Joseph E. Whitters	Chairperson of the Board and Director	August 17, 2022

/s/ Elizabeth Dávila Elizabeth Dávila	Director	August 17, 2022

/s/ Byron C. Scott Byron C. Scott	Director	August 17, 2022

/s/ Beverly A. Huss Beverly A. Huss	Director	August 17, 2022

/s/ Richard R. Pettingill Richard R. Pettingill	Director	August 17, 2022

/s/ Anne B. Le Grand	Director	August 17, 2022
Anne B. Le Grand

/s/ James M. Hindman James M. Hindman	Director	August 17, 2022

/s/ Mika Nishimura Mika Nishimura	Director	August 17, 2022