Form 10-Q
period 2022-09-30
ACCURAY INC
filed 2022-11-03
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 28, 2022, there were 93,778,769 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$81,007	$88,737
Restricted cash	203	204
Accounts receivable, net of allowance for credit losses of $848 and $1,000 as of September 30, 2022 and June 30, 2022, respectively (a)	77,029	94,442
Inventories	152,624	142,254
Prepaid expenses and other current assets (b)	24,241	23,794
Deferred cost of revenue	161	1,459
Total current assets	335,265	350,890
Property and equipment, net	10,938	12,685
Investment in joint venture	12,776	13,879
Operating lease right-of-use assets, net	26,789	16,798
Goodwill	57,658	57,840
Intangible assets, net	214	250
Long-term restricted cash	1,180	1,213
Other assets	21,529	19,294
Total assets	$466,349	$472,849
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,945	$31,337
Accrued compensation	30,890	29,441
Operating lease liabilities, current	4,864	8,567
Other accrued liabilities	30,201	30,285
Customer advances	17,983	25,290
Deferred revenue	69,948	75,375
Short-term debt	5,705	8,563
Total current liabilities	192,536	208,858
Long-term liabilities:
Operating lease liabilities, non-current	24,123	10,453
Long-term other liabilities	3,626	3,748
Deferred revenue, non-current	28,453	24,694
Long-term debt	170,620	171,907
Total liabilities	419,358	419,660
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of September 30, 2022 and June 30, 2022, respectively; issued and outstanding: 93,778,769 and 93,499,500 shares at September 30, 2022 and June 30, 2022, respectively	94	94
Additional paid-in-capital	546,117	543,211
Accumulated other comprehensive income (loss)	(1,249)	2,406
Accumulated deficit	(497,971)	(492,522)
Total stockholders' equity	46,991	53,189
Total liabilities and stockholders' equity	$466,349	$472,849

(a)
Includes trade receivable from the China joint venture, an equity method investment of $18,591 and $24,828 at September 30, 2022 and June 30, 2022, respectively. See Note 14.
(b)
Includes other receivable from the China joint venture, an equity method investment of $779 and $861 at September 30, 2022 and June 30, 2022, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2022	2021
Net revenue:
Products (a)	$44,623	$52,759
Services (b)	51,870	54,683
Total net revenue	96,493	107,442
Cost of revenue:
Cost of products	28,850	31,509
Cost of services	33,046	36,409
Total cost of revenue (c)	61,896	67,918
Gross profit	34,597	39,524
Operating expenses:
Research and development (d)	14,092	14,382
Selling and marketing	10,795	11,271
General and administrative	11,892	11,460
Total operating expenses	36,779	37,113
Income (loss) from operations	(2,182)	2,411
Loss on equity method investment, net	(368)	(340)
Other expense, net	(2,558)	(2,668)
Loss before provision for income taxes	(5,108)	(597)
Provision for income taxes	341	431
Net loss	$(5,449)	$(1,028)
Net loss per share - basic	$(0.06)	$(0.01)
Net loss per share - diluted	$(0.06)	$(0.01)
Weighted average common shares used in computing net loss per share:
Basic	93,529	90,838
Diluted	93,529	90,838
Net loss	$(5,449)	$(1,028)
Foreign currency translation adjustment	(3,655)	231
Comprehensive loss	$(9,104)	$(797)

(a)
Includes sales to the China joint venture, an equity method investment, of $8,869 and $5,920 during the three months ended September 30, 2022 and September 30, 2021, respectively. See Note 14.
(b)
Includes sales to the China joint venture, an equity method investment, of $2,957 and $3,638 during the three months ended September 30, 2022 and September 30, 2021, respectively. See Note 14.
(c)
Includes cost of revenue from sales to the China joint venture, an equity method investment, of $5,907 and $8,044 during the three months ended September 30, 2022 and September 30, 2021, respectively.
(d)
Includes chargeback to the China joint venture, an equity method investment, related to a research and development project of $779 and $579 during the three months ended September 30, 2022 and September 30, 2021, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2022	93,500	$94	$543,211	$2,406	$(492,522)	$53,189
Issuance of restricted stock	279	—	—	—	—	—
Share-based compensation	—	—	2,906	—	—	2,906
Net loss	—	—	—	—	(5,449)	(5,449)
Foreign currency translation adjustment	—	—	—	(3,655)	—	(3,655)
Balance at September 30, 2022	93,779	$94	$546,117	$(1,249)	$(497,971)	$46,991

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2021	90,822	$91	$554,680	$2,093	$(488,024)	$68,840
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	(25,633)	—	849	(24,784)
Issuance of restricted stock	97	—	—	—	—	—
Share-based compensation	—	—	2,506	—	—	2,506
Net loss	—	—	—	—	(1,028)	(1,028)
Foreign currency translation adjustment	—	—	—	231	—	231
Balance at September 30, 2021	90,919	$91	$531,553	$2,324	$(488,203)	$45,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(5,449)	$(1,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,176	1,419
Share-based compensation	2,916	2,516
Amortization of debt issuance costs	219	156
Provision (reversal of provision) for credit losses	(23)	303
Provision for write-down of inventories	769	1,007
Loss on disposal of property and equipment	2	22
Loss on equity method investment	368	340
Deferral of equity method investment intra-entity profit margin from sales	39	1,738
Changes in assets and liabilities:
Accounts receivable	15,466	(9,178)
Inventories	(12,355)	(2,093)
Prepaid expenses and other assets	(2,183)	(1,487)
Deferred cost of revenue	1,298	516
Accounts payable	2,371	3,575
Operating lease liabilities, net of operating lease right-of-use assets	(25)	(217)
Accrued liabilities	1,851	(2,302)
Customer advances	(6,874)	(1,935)
Deferred revenues	480	(1,952)
Net cash provided by (used in) operating activities	46	(8,600)
Cash flows from investing activities
Purchases of property and equipment	(1,272)	(1,456)
Net cash used in investing activities	(1,272)	(1,456)
Cash flows from financing activities
Paydown under Term Loan Facility	(1,500)	(1,000)
Repayments under the Notes	(2,865)	—
Net cash used in financing activities	(4,365)	(1,000)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,173)	(654)
Net decrease in cash, cash equivalents and restricted cash	(7,764)	(11,710)
Cash, cash equivalents and restricted cash at beginning of period	90,154	118,201
Cash, cash equivalents and restricted cash at end of period	$82,390	$106,491
Supplemental disclosures of cash flow information:
Reclassification of equity component of convertible notes into liabilities upon adoption of ASU 2020-06	$-	$25,633

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2022, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 17, 2022.

Risks and Uncertainties

The ongoing COVID-19 pandemic has created significant global economic uncertainty, adversely impacted the business of the Company's customers, partners and vendors, contributed to supply chain and labor issues, and has impacted its business and results of operations in the past and could further impact its results of operations and cash flows in the future. The Company is also subject to risks and uncertainties caused by events with significant macroeconomic impacts, including, but not limited to, the Russian invasion of Ukraine, inflation, actions taken to counter inflation and foreign currency exchange rate fluctuations. These conditions have created and may continue to create significant disruptions with respect to demand for the Company's products and services; the operating procedures and workflow of its customers, particularly hospitals; its ability to continue to manufacture its products; and the reliability of its supply chain, which have impacted and could continue to impact its revenue, expenses and operating results.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company. Key estimates and assumptions made by the Company relate to revenue recognition and the assessment of stand-alone selling price, assessment of recoverability of goodwill, valuation of our equity method investment CNNC Accuray (Tianjin) Medical Technology Co. Ltd., the Company’s joint venture in China (the “JV”), valuation of inventories, annual performance related bonuses, allowance for credit losses and loss contingencies. Actual results could differ materially from those estimates.

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies during the three months ended September 30, 2022, compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Note 2. Recent Accounting Pronouncements

Accounting Pronouncement Not Yet Effective

In March 2020, the FASB issued an update (ASU 2020-04) establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company’s Term Loan Facility and Revolving Credit Facility applies Eurodollar rate LIBOR to the variable component of the interest rate, or if a Benchmark transition event, or an early opt-in election, as applicable occurred a transition to the use of the Secured Overnight Financing Rate ("SOFR") to replace such rate. This accounting standard update was effective upon issuance and may be applied prospectively through December 31, 2022. In October 2022, the Company will begin to use the SOFR to calculate the variable component of the interest rate for its Term Loan Facility and Revolving Credit Facility. The change to SOFR will not have a material impact on the Company's financial statements.

Note 3. Revenue

Contract Balances

The timing of revenue recognition, billings, and cash collections results in trade receivables, unbilled receivables, and deferred revenues on the unaudited condensed consolidated balance sheets. The Company may offer longer or extended payments of more than one year for qualified customers in some circumstances. At times, revenue recognition occurs before the billing, resulting in an unbilled receivable, which represents a contract asset. The contract asset is a component of accounts receivable and other assets for the current and non-current portions, respectively.

When the Company receives advances or deposits from customers before revenue is recognized, this results in a contract liability. It can take up to two and half years from the time of order to revenue recognition due to the Company’s long sales cycle.

Changes in the contract assets and contract liabilities are as follows (dollars in thousands):

	September 30, 2022	June 30, 2022	Change
	Amount	Amount	$	%
Contract Assets:
Unbilled accounts receivable – current (1)	$12,934	$13,325	(391)	(2.9%)
Interest receivable – current (2)	394	493	(99)	(20.1%)
Long-term accounts receivable (3)	5,492	5,301	191	3.6%
Interest receivable – non-current (3)	643	683	(40)	(5.9%)
Contract Liabilities:
Customer advances	17,983	25,290	(7,307)	(28.9%)
Deferred revenue – current	69,948	75,375	(5,427)	(7.2%)
Deferred revenue – non-current	28,453	24,694	3,759	15.2%

(1)
Included in accounts receivable on the unaudited condensed consolidated balance sheets.
(2)
Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
(3)
Included in other assets on the unaudited condensed consolidated balance sheets.

During the three months ended September 30, 2022, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. During the three months ended September 30, 2022, contract liabilities changed due to changes in the timing of recognition of revenue for system sales for which the warranty has not yet started and was deferred and due to changes in transaction price.

During the three months ended September 30, 2022, the Company recognized revenue of $34.9 million, which was included in the deferred revenue balances at June 30, 2022. During the three months ended September 30, 2021, the Company recognized revenue of $33.5 million, which was included in the deferred revenue balances at June 30, 2021.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of September 30, 2022, total remaining performance obligations amounted to $1,107.2 million. Of this total amount, $66.1 million related to long-term warranty and non-cancellable post warranty services, which is the estimated revenue expected to be recognized over the remaining service period and warranty period for systems that have been delivered (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's remaining performance obligations related to long-term warranty and non-cancellable post warranty services as of September 30, 2022 (in thousands):

	Fiscal years of revenue recognition
	2023	2024	2025	Thereafter
Long-term warranty and non-cancellable post warranty services	$22,378	$21,638	$12,789	$9,285

For the remaining $1,041.1 million of performance obligations (i.e., open systems sales, upgrades, training and other miscellaneous items), the Company estimates 25% to 27% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. The Company anticipates a portion of its open contracts may never result in revenue recognition primarily due to the long sales cycle and factors outside of its control including changes in its customers' needs or financial condition, changes in government or health insurance reimbursement policies or changes to regulatory requirements. Based on historical experience and management's best estimate, approximately 16% of the Company’s $988.6 million open system sales contracts as of September 30, 2022, may never result in revenue.

Capitalized Contract Costs

As of September 30, 2022, and June 30, 2022, the balance of capitalized costs to obtain a contract was $11.5 million and $11.4 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the unaudited condensed consolidated balance sheets. The Company incurred impairment losses of $0.2 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively. The Company recognized $0.9 million in expenses related to the amortization of the capitalized contract costs in both the three months ended September 30, 2022 and 2021, respectively.

Note 4. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s balance sheets. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $2.6 million and $2.8 million as of September 30, 2022, and June 30, 2022, respectively, and are included in Other assets on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of a customer at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near‑term risk of non‑payment. The Company performs an assessment each quarter of the allowance for credit losses related to its financing receivables.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	September 30, 2022	June 30, 2022
Financing receivables	$5,717	$6,137
Allowance for credit losses	(943)	(943)
Total, net	$4,774	$5,194
Reported as:
Current	$2,204	$2,435
Non-current	2,570	2,759
Total, net	$4,774	$5,194

The Company did not have any additions to the allowance for credit losses during the three months ended September 30, 2022 and 2021.

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Raw materials	$65,296	$61,871
Work-in-process	19,673	16,367
Finished goods	67,655	64,016
Inventories	$152,624	$142,254

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Furniture and fixtures	$1,784	$1,766
Computer and office equipment	8,309	8,605
Software	5,319	5,344
Leasehold improvements	26,520	26,659
Machinery and equipment	45,956	46,522
Construction in progress	2,154	2,999
	90,042	91,895
Less: Accumulated depreciation	(79,104)	(79,210)
Property and equipment, net	$10,938	$12,685

Depreciation expense related to property and equipment for the three months ended September 30, 2022 and 2021 was $1.1 million. and $1.4 million, respectively.

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

The components of accumulated other comprehensive income (loss) in the stockholders' equity section of the Company’s unaudited condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2022	June 30, 2022
Cumulative foreign currency translation adjustment	$(5,196)	$(1,541)
Defined benefit pension obligation	3,947	3,947
Accumulated other comprehensive income (loss)	$(1,249)	$2,406

Statements of Operations

Other expense, net, consisted of the following (in thousands):

	Three Months Ended September 30,
	2022	2021
Interest expense	$(2,262)	$(2,039)
Foreign currency transaction loss	(251)	(769)
Other expense, net	(45)	140
Total other expense, net	$(2,558)	$(2,668)

Note 5. Leases

The Company has operating leases for corporate offices and warehouse facilities worldwide. Additionally, the Company leases cars, copy machines and laptops that are considered operating leases. Some of the Company’s leases are non-cancellable operating lease agreements with various expiration dates through June 2035. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. In August 2022, the Company entered to a material lease agreement to extend the lease term at its office building and manufacturing facility in Madison, Wisconsin through 2035.

Operating lease costs were $2.3 million and $2.3 million during the three months ended September 30, 2022 and 2021, respectively, not including $0.1 million and $0.1 million, respectively, of short-term operating lease costs.

Cash paid for amounts included in the measurement of operating lease liabilities was $2.2 million and $2.5 million during the three months ended September 30, 2022 and 2021, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets were $12.2 million and $0.9 million, during the three months ended September 30, 2022 and 2021, respectively.

Operating lease right-of-use assets and operating lease obligations are represented in the table below (in thousands):

	September 30, 2022	June 30, 2022
Beginning balance operating lease right-of-use assets	$16,798	$22,522
Lease asset added	12,203	3,522
Amortization for the year	(2,212)	(9,246)
Ending balance operating lease right-of-use assets	$26,789	$16,798

Beginning balance operating lease obligations	$19,020	$25,609
Lease liability added	12,199	3,209
Repayment and interest accretion	(2,232)	(9,798)
Ending balance operating lease obligations	$28,987	$19,020

Current portion of operating lease obligations	$4,864	$8,567
Non-current portion of operating lease obligations	$24,123	$10,453

Maturities of operating lease liabilities as of September 30, 2022 are presented in the table below (dollars in thousands):

Amount
2023 (remaining 9 months)	$6,938
2024	2,678
2025	4,247
2026	3,344
2027	3,193
Thereafter	26,263
Total operating lease payments	46,663
Less: imputed interest	(17,676)
Present value of operating lease liabilities	$28,987
Weighted average remaining lease term (in years)	8.5
Weighted average discount rate	8.6%

Note 6. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Balance at the beginning of the period	$57,840	$57,960
Currency translation	(182)	(120)
Balance at the end of the period	$57,658	$57,840

The Company did not identify any triggering events that would indicate a potential impairment of its goodwill as of September 30, 2022. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Purchased Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, is as follows (in thousands):

	September 30, 2022			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Patent license	$1,170	$(956)	$214	$1,170	$(920)	$250

The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of September 30, 2022.

The estimated future amortization expense of acquired intangible assets as of September 30, 2022, is as follows (in thousands):

Amount
2023 (remaining 9 months)	$107
2024	107
Total estimated future amortization expense	$214

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

The notional amount of the Company's outstanding forward currency exchange contracts September 30, 2022, and June 30, 2022, are as follows (in thousands):

	September 30, 2022	June 30, 2022
Swiss Franc	$27,615	$27,910
Chinese Yuan	643	2,524
Euro	5,722	16,307
British Pound	1,024	3,699
Indian Rupee	3,088	3,728
Japanese Yen	6,527	14,167
Total outstanding forward currency exchange contracts	$44,619	$68,335

The Company entered into the foreign currency forward contracts on September 30, 2022, and June 30, 2022, respectively, and therefore, there was no amount recorded on the unaudited condensed consolidated balance sheets.

The following table provides information about the gain or loss associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended September 30,
	2022	2021
Foreign currency exchange gain (loss) on forward contracts	$1,659	$(400)
Foreign currency transactions loss	(1,910)	(369)

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

Assets and Liabilities That Are Measured at Fair Value

As of September 30, 2022, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of $44.6 million. The fair value of the underlying currency based upon the September 30, 2022, exchange rate was $44.6 million, which it considers to be a Level 2 fair value measurement.

As of June 30, 2022, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of $68.3 million. The fair value of the underlying currency based upon the June 30, 2022, exchange rate was $68.3 million, which it considers to be a Level 2 fair value measurement.

The Company’s debt is measured on a recurring basis using Level 2 inputs based upon observable inputs of the Company’s convertible debt. The Revolving Credit Facility (as defined in Note 10) and the Term Loan Facility (as defined in Note 10) reflects the bank quoted market rates, which the Company considers to be a Level 2 fair value measurement. The Company believes that the carrying value of these financial instruments approximate its estimated fair value based on the effective interest rate compared to the current market rate available to the Company and analyzed at quarter-end.

The following table summarizes the carrying value and estimated fair value of the Term Loan Facility, the Revolving Credit Facility, the 3.75% Convertible Senior Notes due July 2022 and the 3.75% Convertible Senior Notes due July 2026 (in thousands) (see Note 10):

	September 30, 2022		June 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes Due 2022	$—	$—	$2,863	$2,729
3.75% Convertible Notes Due 2026	97,760	81,848	97,619	78,561
Term Loan Facility	73,565	73,565	74,988	74,988
Revolving Credit Facility	5,000	5,000	5,000	5,000
Total	$176,325	$160,413	$180,470	$161,278

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2022.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2022.

Guarantees

As of September 30, 2022, and June 30, 2022, the Company had various bank guarantees totaling $1.2 million and $1.2 million, respectively, primarily related to bidding processes with customers.

Royalty Agreement

The Company enters into software license agreements with third parties that may require royalty payments for each license used. In connection with such agreements, the Company recorded royalty costs of $0.5 million and $0.4 million during the three months ended September 30, 2022 and 2021, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had approximately $2.5 million and $2.4 million accrued liabilities as of September 30, 2022, and June 30, 2022, respectively, related to royalty agreements.

Note 10. Debt

3.75% Convertible Senior Notes due July 2022

As of June 30, 2022, the $2.9 million aggregate principal amount of the 3.75% Convertible Senior Notes due July 2022 (the “3.75% Convertible Notes due 2022”) remained outstanding. In July 2022, the remaining outstanding amount of the 3.75% Convertible Senior Notes due 2022 was repaid in cash.

3.75% Convertible Senior Notes due July 2026

In May 2021, the Company issued $100.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due July 2026 (the “3.75% Convertible Notes due 2026”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. As of September 30, 2022, the if-converted value of its 3.75% Convertible Notes due 2026 did not exceed the outstanding principal amount.

Credit Facilities

As of September 30, 2022, $5.0 million of aggregate principal amount was outstanding under the Company's $40.0 million revolving credit facility (the “Revolving Credit Facility”), $74.5 million aggregate principal amount was outstanding under the Company's five-year $80.0 million term loan (the "Term Loan Facility") and $0.9 million of associated unamortized debt costs. As of June 30, 2022, $5.0 million of aggregate principal amount was outstanding under the Revolving Credit Facility, $76.0 million aggregate principal amount was outstanding under the Term Loan Facility and $1.0 million of associated unamortized debt costs.

The following table presents the carrying value of the Notes, the Revolving Credit Facility, and the Term Loan Facility (in thousands):

As of September 30, 2022	Revolving Credit Facility	3.75% Convertible Notes Due 2026	Term Loan Facility	Total
Principal amount of the Notes	$5,000	$100,000	$74,500	$179,500
Unamortized debt costs	—	(2,240)	(935)	(3,175)
Net carrying amount	$5,000	$97,760	$73,565	$176,325
Reported as:
Short-term debt				$5,705
Long-term debt				170,620
Total debt				$176,325

As of June 30, 2022	Revolving Credit Facility	3.75% Convertible Notes Due 2022	3.75% Convertible Notes Due 2026	Term Loan Facility	Total
Principal amount of the Notes	$5,000	$2,865	$100,000	$76,000	$183,865
Unamortized debt costs	—	(1)	(2,381)	(1,013)	(3,395)
Net carrying amount	$5,000	$2,864	$97,619	$74,987	$180,470
Reported as:
Short-term debt					$8,563
Long-term debt					171,907
Total debt					$180,470

A summary of interest expense on the Notes and Credit Facilities is as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Interest expense related to contractual interest coupon	$2,032	$1,877
Interest expense related to amortization of debt issuance costs	219	156
Total	$2,251	$2,033

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item noted within the Company's operating expenses (in thousands):

	Three Months Ended September 30,
	2022	2021
Cost of revenue	$366	$372
Research and development	368	339
Selling and marketing	486	443
General and administrative	1,696	1,362
Total share-based compensation	$2,916	$2,516

Note 12. Net Loss Per Common Share

The Company reports both basic and diluted income (loss) per share, which is based on the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except for per share amounts):

	Three Months Ended September 30,
	2022	2021
Numerator:
Net loss	$(5,449)	$(1,028)
Denominator:
Weighted average shares outstanding - basic	93,529	90,838
Weighted average shares outstanding - diluted	93,529	90,838
Basic net loss per share	$(0.06)	$(0.01)
Diluted net loss per share	$(0.06)	$(0.01)

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSU), Performance Stock Units (PSU), and the purchase of shares under the Employee Stock Purchase Program, as determined under the treasury stock method, are excluded from the computation of diluted net income (loss) per share when their effect would have been anti‑dilutive. Additionally, the outstanding 3.75% Convertible Notes due 2022 and the 3.75% Convertible Notes due 2026 (collectively, the “Notes”) are included in the calculation of diluted net income per share only if their inclusion is dilutive for periods during which the notes were outstanding.

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2022	2021
Stock options	7,046	6,674
RSUs and PSUs	5,325	3,957
Notes	17,056	17,557
	29,427	28,188

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

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2022	2021
Americas	$27,285	$33,968
Europe, Middle East, India and Africa	36,746	30,100
Asia Pacific, excluding Japan and China	7,974	3,920
Japan	13,000	10,398
China	11,488	29,056
Total	$96,493	$107,442

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived tangible assets is as follows (in thousands):

	September 30,	June 30,
	2022	2022
Americas	$9,713	$11,251
Europe, Middle East, India and Africa	214	228
Asia Pacific, excluding Japan and China	221	272
Japan	213	265
China	577	669
Total	$10,938	$12,685

Note 14. Joint Venture

The Company applies the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of such reporting period. As of September 30, 2022, the Company owned a 49% interest in the JV, which is reported as an Investment in joint venture on the Company’s unaudited condensed consolidated balance sheets.

The following table shows the reconciliation between the carrying value of its investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	September 30, 2022	June 30, 2022
Carrying value of investment in joint venture	$12,776	$13,879
Deferred intra-entity profit margin	5,495	5,456
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$13,551	$14,615

As of September 30, 2022, and June 30, 2022, the Company’s carrying value of the investment in the JV was adjusted for the Company's proportional share of the investee's currency translation adjustment by $0.3 million and $1.0 million, respectively. No impairment was identified as of September 30, 2022, to the equity method goodwill of the JV.

Summarized financial information of the JV is based on a one-quarter lag due to the timing of the availability of the JV’s financial records is as follows (in thousands):

Statement of Operations Data:	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Revenue	$26,740	$7,669
Gross Profit	4,596	2,340
Net loss	(752)	(693)
Net loss attributable to the Company	(368)	(340)

Summarized Balance Sheet Data:	As of June 30, 2022	As of June 30, 2021
Assets
Current assets	$72,241	$31,759
Non current assets	19,701	22,763
Total assets	$91,942	$54,522
Liabilities and Stockholders' Equity
Current liabilities	$63,006	$24,445
Non current liabilities	862	1,300
Stockholders' equity	28,074	28,777
Total liabilities and stockholders' equity	$91,942	$54,522

As of September 30, 2022, and June 30, 2022, the Company has $5.5 million and $5.4 million, respectively, of deferred intra-entity profit margin from sales on its unaudited condensed consolidated balance sheets.

The following table shows the activity of the Company’s deferred intra-entity profit margin from sales (in thousands):

	Three Months Ended September 30,
	2022	2021
Previously deferred intra-entity profit margin from sales - recognized	$(2,348)	$(215)
Intra-entity profit margin from sales - deferred	2,387	1,953
Total change in deferred intra-entity profit margin from sales	$39	$1,738

Note 15. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income tax expense of $0.3 million and $0.4 million for the three months ended September 30, 2022 and 2021 respectively, primarily related to foreign taxes.

Starting in fiscal year 2019, certain income earned by controlling foreign corporations (“CFCs”) must be included in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is defined under IRC Section 951A as the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount is expected to be fully absorbed by net operating losses carryforward and is not expected to cause the Company to be in a U.S. taxable income position for fiscal year 2023. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the "Inflation Act") into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock buy-backs. The various provisions of the Inflation Act do not have a material impact on the Company’s consolidated financial statements.

As of September 30, 2022, the Company’s gross unrecognized tax benefits was $19.8 million, of which $19.6 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Interest and penalties accrued on unrecognized tax benefits is recorded as a component of income tax expense.

Note 16. Subsequent Events

On October 28, 2022, the Company entered into the First Amendment to Credit Agreement (the “Amendment”) in respect of its Credit Agreement for its Revolving Credit Facility and Term Loan Facility (the “Existing Credit Agreement”) among the Company, the financial institutions party thereto as lenders and issuing lenders and Silicon Valley Bank as administrative agent, issuing lender and swingline lender. The principal purpose of the Amendment is to relax the requirements of the financial maintenance covenants under the Existing Credit Agreement for the fiscal quarter ending December 31, 2022 through the end of the fiscal quarter ending June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2022, and results of operations for the three months ended September 30, 2022 and 2021 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our expectations regarding backlog and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; expectations regarding our strategy in China and our China joint venture as well as its expected impact on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the global macroeconomic conditions and the COVID-19 pandemic on our financials and business, the business of our customers and suppliers as well as the economy; expectations regarding delays in deliveries and installations and its impact on our business; expectations regarding supply chain challenges and heightened logistics costs and its impact on our business; expectations regarding the timing of deliveries and revenue conversion related to the Class A user license awards in China; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; the amount of unrecognized tax amounts; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

COVID-19 Pandemic and Current Economic Conditions

The ongoing COVID-19 pandemic has created significant global economic uncertainty, adversely impacted the business of our customers, partners and vendors, contributed to supply chain and labor issues and has impacted our business and results of operations in the past and could further impact our results of operations and our cash flows in the future. We are also subject to risks and uncertainties caused by events with significant macroeconomic impacts, including, but not limited to, the Russian invasion of Ukraine, inflation, actions taken to counter inflation and foreign currency exchange rate fluctuations. These conditions have created and may continue to create significant disruptions with respect to demand for our products and services; the operating procedures and workflow of our customers, particularly hospitals; our ability to continue to manufacture our products; and the reliability of our supply chain, which have impacted and could continue to impact our revenue, expenses and operating results.

The extent of the ongoing impact of these macroeconomic events on our business and on global economic activity is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time. We expect that the impacts on our customers’ business and our business will continue through this period of economic uncertainty as supply chain issues, inflation, foreign currency exchange rate fluctuations and other factors continue to worsen or emerge. Our past results may not be indicative of our future performance, and historical trends in including conversion of backlog to revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. Accordingly, management is carefully evaluating our liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to these factors continues to unfold. We also continue to evaluate our operating expenses, including our real estate needs and continue to assess our operations and how and to what extent we will continue to utilize our current real estate assets. The risks related to our business, including further discussion of the impact and possible future impacts of the COVID-19 pandemic and current economic conditions on our business, are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Backlog

Our backlog includes contractual agreements with our customers for the purchase our CyberKnife or TomoTherapy platforms, including the Radixact Systems and related upgrades and we cannot provide assurance that we will convert backlog into recognized revenue primarily due to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers’ needs, priorities or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on an agreement, we remove the revenue associated with the agreement from backlog and the order is considered aged out. Agreements may age-out for many reasons, including but not limited to, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact revenue. Generally, strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment.

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Gross orders	$69,848	$69,984
Net age-outs	(45,285)	(25,827)
Cancellations	(1,460)	(3,180)
Currency impacts and other	(3,532)	(214)
Net orders	$19,571	$40,763
Order backlog at the end of the period	$538,447	$602,905

As of September 30, 2022, our order backlog that represented upgrades sold through service contracts totaled $0.4 million as compared to $1.6 million as of September 30, 2021.

Gross Orders and Book to Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. Our book to bill ratio is defined as gross orders for the period divided by product revenue for the period.

Gross orders decreased $0.1 million during the three months ended September 30, 2022, as compared to the same period in the prior fiscal year, primarily due to decreases in the Japan and Europe regions and an unfavorable foreign exchange impact, offset by an increase in orders from China. CyberKnife Systems orders and upgrades decreased by $9.4 million, offset by increases in TomoTherapy System orders and upgrades of $9.3 million during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. Our book to bill ratio for September 30, 2022, was 1.6 as compared to 1.3 for September 30, 2021.

Net Orders

Net orders are defined as gross orders less cancellations, net age-outs, foreign currency impacts and other adjustments during the period.

Net orders decreased by $21.2 million for the three months ended September 30, 2022, as compared to same period in the prior fiscal year, resulting from increases in net age-outs of $19.5 million, a $3.3 million unfavorable foreign exchange impact and a $0.1 million decrease in gross orders, partially offset by lower cancellations of $1.7 million.

•
During the three months ended September 30, 2022, there were $51.2 million of age-outs and $5.9 million of age-ins. Age-ins represent orders that previously aged-out but have been recognized as revenue in the current period. For the same period last fiscal year, we had $37.0 million age-outs and $11.2 million of age-ins. Age-ins offset the gross amount of age-outs in a particular period.

•
There were $1.5 million of cancellations in the three months ended September 30, 2022, compared to $3.2 million cancellations in the three months ended September 30, 2021.

•
Foreign currency impacts and other adjustments decreased net orders by $3.5 million during the three months ended September 30, 2022, compared to a decrease in net orders of $0.2 million during the three months ended September 30, 2021.

Results of Operations — Three months ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change
(Dollars in thousands)	Amount	Amount	$	%
Products (a)	$44,623	$52,759	(8,136)	(15)
Services (b)	51,870	54,683	(2,813)	(5)
Net revenue	96,493	107,442	(10,949)	(10)
Gross profit	34,597	39,524	(4,927)	(12)
Products gross profit	15,773	21,250	(5,477)	(26)
Services gross profit	18,824	18,274	550	3
Research and development expenses (c)	14,092	14,382	(290)	(2)
Selling and marketing expenses	10,795	11,271	(476)	(4)
General and administrative expenses	11,892	11,460	432	4
Loss on equity method investment, net	368	340	28	8
Other expense, net	2,558	2,668	(110)	(4)
Provision for income taxes	341	431	(90)	(21)
Net loss	$(5,449)	$(1,028)	(4,421)	(430)

(a)
Includes sales to the China joint venture, an equity method investment of $8,869 and $5,920 during the three months ended September 30, 2022 and 2021, respectively. See Note 14.
(b)
Includes sales to the China joint venture, an equity method investment of $2,957 and $3,638 during the three months ended September 30, 2022 and 2021, respectively. See Note 14.
(c)
Includes chargeback to the China joint venture, an equity method investment related to research and development project of $779 and $579 during the three months ended September 30, 2022 and 2021, respectively. See Note 14.

Net Revenue

Products Net Revenue

Products net revenue decreased by $8.1 million during the three months ended September 30, 2022, as compared to the same period in the prior fiscal year, primarily driven by $5.0 million decrease in system sales revenue and $3.1 million decrease in upgrades.

Services Net Revenue

Services net revenue decreased by $2.8 million during the three months ended September 30, 2022, as compared to the same period in the prior fiscal year, primarily due to a decrease in contract service revenue from foreign exchange impact of $2.3 million and a decrease in upgrades of $0.4 million.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021
Net revenue	$96,493	$107,442
Americas	28%	31%
Europe, Middle East, India and Africa	38%	28%
Asia Pacific, excluding Japan and China	8%	4%
Japan	14%	10%
China	12%	27%

Revenue derived from sales outside of the Americas region as a percentage of our total net revenue decreased during the three months ended September 30, 2022, as compared to the same period in the prior fiscal year. Revenues from China decreased during the three months ended September 30, 2022, as compared to the same period in the prior fiscal year primarily due to COVID-19 related restrictions in China. Revenue derived from sales outside of the Americas region was $69.2 million and $74.1 million for the three months ended September 30, 2022, and 2021, respectively, and represented 72% and 69% of our net revenue during these periods, respectively.

Gross Profit

Overall gross profit decreased by $4.9 million, or 12%, during the three months ended September 30, 2022, as compared to the same period in the prior fiscal year, was mainly driven by a decrease in product gross profit of $5.5 million due to lower volume unit sales and an unfavorable foreign exchange impact to net revenue, partially offset by an increase in service gross profit of $0.6 million, primarily driven by lower net parts cost of $3.2 million, partially offset by unfavorable foreign exchange impact in net revenue.

Research and Development

Research and development expenses decreased by $0.3 million, or 2%, during the three months ended September 30, 2022, as compared to the same period in the prior fiscal year. The decrease was primarily due to a decrease of $1.0 million in outside services, partially offset by an increase of $0.8 million in higher compensation and employee benefits primarily as a result of an increase in headcount.

Selling and Marketing

Selling and marketing expenses decreased by $0.5 million, or 4%, during the three months ended September 30, 2022, as compared to the same period in the prior fiscal year. The decrease was mainly driven by $0.4 million decrease in trade show expenses and $0.3 million decrease in compensation and employee benefits as a result of headcount transferred to general and administrative, offset by $0.2 million increase in travel expense as a result of the ease on COVID-19 related travel restrictions.

General and Administrative

General and administrative expenses increased by $0.4 million, or 4%, during the three months ended September 30, 2022, as compared to the same period in the prior fiscal year. The increase was primarily due to a $0.3 million increase in employee benefits due to an increase in headcount and a $0.3 million increase in audit fees, offset by a $0.3 million non-recurring allowance for credit losses recorded in the prior year period.

Loss on equity method investment, net

Loss on equity method investment was $0.4 million and $0.3 million during the three months ended September 30, 2022, and September 30, 2021, respectively. These amounts relate to our JV.

Other Expense, net

Other expense, net decreased by $0.1 million during the three months ended September 30, 2022, as compared to the same period in the prior fiscal year.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. We recognized income tax expense of $0.3 million during the three months ended September 30, 2022, as compared to $0.4 million during the three months ended September 30, 2021, respectively. The decrease in income tax expense during the three months ended September 30, 2022, as compared to the same period in the prior fiscal year was primarily due to the decrease in deferred tax liability.

Liquidity and Capital Resources

At September 30, 2022, we had $81.0 million in cash and cash equivalents. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic and macroeconomic conditions.

In May 2021, we issued $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. Concurrently, with the issuance of the notes, in May 2021, we entered into a senior secured credit agreement with Silicon Valley Bank, individually as a lender and agent, and the other lenders (the “Credit Agreement”), which provides for a five-year $80 million term loan facility (the "Term Loan Facility") and a $40 million revolving credit facility (the “Revolving Credit Facility”). As of September 30, 2022, we had an outstanding balance under the Revolving Credit Facility of $5.0 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan Facility, the Revolving Credit Facility and our Convertible Notes outstanding as of September 30, 2022.

Our liquidity and cash flows have been and could continue to be materially impacted by the COVID-19 pandemic and current macroeconomic factors, including facility closures, supply chain disruptions, rising inflation, increased volatility in the financial markets, the potential of renewed "shelter in place" or quarantine orders, or other reasons related to the COVID-19 pandemic and current macroeconomic conditions. These factors have and could continue to negatively impact our business operations and cash flows for the foreseeable future, including reductions in revenue, decreases in gross margin and delays in payments from customers, as well as declines or delays in the conversion of backlog to revenue. There remain uncertainties as to how the COVID-19 pandemic and the current macroeconomic environment is likely to materially impact our business, results of operations, access to sources of liquidity and financial condition in the future. As a result, we are unable to predict with certainty the impact of the COVID-19 pandemic and current macroeconomic conditions on our ability to maintain compliance with the financial covenants contained in the credit and security agreements related to our Credit Facilities. We may also experience other, unexpected impacts to our business, including matters discussed in the Risk Factors in Item 1A below. While we were in compliance with such covenants for the period ended September 30, 2022, failure to meet the covenant requirements in the future could cause us to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require us to obtain waivers or amendments to the credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Additionally, the undistributed earnings of our foreign subsidiaries at September 30, 2022, for all countries except Japan, France, and Switzerland are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of the Company’s foreign earnings could be subject to income taxes. As of September 30, 2022, we had $36.6 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there will be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated.

Our cash flows for three months ended September 30, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$46	$(8,600)
Net cash used in investing activities	(1,272)	(1,456)
Net cash used in financing activities	(4,365)	(1,000)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,173)	(654)
Net decrease in cash, cash equivalents and restricted cash	$(7,764)	$(11,710)

Cash Flows from Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2022, was primarily from non-cash items of $5.5 million, offset by a net loss of $5.4 million.

•
Non-cash items primarily consisted of share-based compensation expense of $2.9 million, depreciation and amortization expense of $1.2 million, provision for inventories write-down of $0.8 million, loss from equity method investment of $0.4 million, and non-cash interest expense on debt of $0.2 million.

•
The major contributors to the net changes in working capital in the three months ended September 30, 2022, were as follows: a $15.5 million decrease in accounts receivable primarily due to an increase in collections; a $2.4 million increase in accounts payable which was primarily due to the timing of payments; and a $1.9 million increase in accrued liabilities which was primarily due to an increase in accrued compensation, partially offset by a $12.4 million increase in inventories primarily due to delays in shipping of quarterly orders; a $6.9 million decrease in customer advances due to delivery of orders; and a $2.2 million increase in prepaid expenses and other assets.

Cash Flows from Investing Activities

Net cash used by investing activities was $1.3 million during the three months ended September 30, 2022, which related to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended September 30, 2022, was due to a $2.9 million repayment of the 3.75% Convertible Notes due 2022 and the scheduled payment of $1.5 million of the principal amount outstanding on our Term Loan Facility.

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
•
The impact of inflation of our expenses, and
•
The unpredictable impact of the global macroeconomic environment and COVID-19 pandemic, including on collections, supply chain, and logistics.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. The table discusses our material cash requirements from known contractual and other obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended September 30, 2022 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2022.

Off-Balance Sheet Arrangements

At September 30, 2022 we had open currency forward contracts to purchase or sell foreign currencies. See Note 7. Derivative Financial Instruments to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, the economic uncertainty in the current environment caused by the COVID-19 pandemic and macroeconomic environment could limit our ability to accurately make and evaluate our estimates and judgments. Actual results could therefore differ materially from those estimates if actual conditions differ from our assumptions.

During the three months ended September 30, 2022, there have been no changes to the critical accounting policies and estimates, which we believe are those related to revenue recognition and the assessment of stand-alone selling price (“SSP”), assessment of recoverability of goodwill, valuation of inventories, convertible notes, impairment of investments, and allowance for credit losses. Actual results could differ materially from those estimates.

Concentration of Credit and Other Risks

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

During the three months ended September 30, 2022 and 2021, one customer represented 10% or more of total net revenue. As of September 30, 2022, we had one customer that accounted for 10% or more of our total accounts receivable, net.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of September 30, 2022, we had open currency forward contracts to purchase or sell foreign currencies with stated, or notional value of approximately $44.6 million.

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

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of September 30, 2022, borrowings under the Term Loan Facility totaled $76.0 million net of issuance cost with an annual interest rate of 3.0% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $5.0 million with an annual interest rate of 3.0% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligation.

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

Inflation Risk

We believe that inflation could have a material effect on our business, results of operations or financial condition if it remains at elevated levels for an extended period of time. We may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
If third party payors do not provide sufficient coverage and reimbursement to healthcare providers for use of our product platforms or if the number of patients covered by health insurance reduces, demand for our products and our revenue could be adversely affected.
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

General Risks

•
Our operations are vulnerable to interruption or loss because of natural disasters, global or regional health pandemics or epidemics, terrorist acts and other events beyond our control.

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

Risks Related to Our Business and Results of Operations

We face risks related to the current global economic environment, including risks arising in connection with the COVID-19 pandemic, inflation or recession, which could adversely affect our business, financial condition and results of operations by, among other things, delaying or preventing our customers from obtaining financing to purchase our products and services or implementing the required facilities to house our systems.

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. Concerns over economic and political stability; inflation levels and related efforts to mitigate inflation; a potential recession; the level of U.S. national debt; currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies; unemployment; the availability and cost of credit; trade relations, including the imposition of various sanctions and tariffs in Russia; the duration and severity of the COVID-19 pandemic; energy costs; and geopolitical uncertainty and conflict have contributed to increased volatility and diminished expectations for the economy and the markets in general. In turn, periods of economic slowdown or recession could lead to a reduction in demand for our products and services, which in turn would reduce our revenues and adversely affect our results of operations and our financial position. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

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

Additionally, uncertain credit markets and concerns regarding the availability of credit, including concerns related to the COVID-19 pandemic, inflation or a recession, could impact consumer and customer demand for our products and services, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates or does not improve, our business could be negatively affected by factors such as reduced demand for our products and services resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers, and delays associated with the ongoing COVID-19 pandemic. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy platforms. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house the CyberKnife or TomoTherapy platforms, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations. In addition, the ongoing global COVID-19 pandemic and other events that affect the global economy, has caused, and may continue to cause, uncertainty in the global markets. The risks related to the COVID-19 pandemic are discussed in more detail in our risk factor entitled “The effect of the COVID-19 pandemic, or the perception of its effects, on our operations and the operations of our customers and suppliers, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.”

The effect of the COVID-19 pandemic, or the perception of its effects, as well as the responses of governments and private industry on our operations and the operations of our customers and suppliers, have and could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In fiscal 2020, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced and was declared a pandemic, which has affected, and continues to affect, the worldwide economy, global operations and global supply chains. In addition, new variants of COVID-19 that are more contagious have also spread throughout the world. The COVID-19 pandemic continues to be prevalent and related government and private sector responsive actions have impacted and will likely continue to adversely affect our business operations. It is impossible to predict the full extent of the effects of the COVID-19 pandemic on our business, operations, financial condition or the economy.

Governments, public institutions, and other organizations have taken and are taking certain preventative or protective measures to combat the spread of the pandemic. While we are unable to predict the full impact of the pandemic, we are closely monitoring the trends in the COVID-19 pandemic and are continually assessing its current and potential effects on our business. For example, as a result of the recent COVID-19 related lockdowns in China, sales in China have decreased and we have experienced delays in the JV obtaining certain necessary regulatory approvals for a Class B device, which may continue if additional COVID-19 related lockdowns are initiated in the future. In addition, as a result of timing delays caused by the COVID-19 pandemic, we have and are continuing to experience disruptions in our sales and revenue cycle as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. These timing delays have been a result of various factors driven by the COVID-19 pandemic, including disruptions in the operations of our customers that have redirected customer resources to the COVID-19 response and away from purchases of capital equipment such as our products, disruptions and restrictions on our ability to travel to customer sites, disruptions in our supply chain, and manufacturing interruptions. We have also experienced delays in payment and planned installations as a result of the changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. A few customers have also requested to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, more customers may ask for the same, particularly if the effects of the COVID-19 pandemic worsen.

In addition, the COVID-19 pandemic and other factors continue to impact the global supply chain, causing disruptions to service providers, logistics and the flow and availability of supplies and products. In particular, we have experienced disruptions in parts of our supply chain that have resulted in delays in the receipt of certain components for our products that have also delayed shipments of our products as well as increased pricing pressure for such parts. These ongoing supply chain challenges and heightened logistics costs have affected our gross margins and net income (loss), and our current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses at least through the remainder of fiscal year 2023, if not longer. Furthermore, certain parts required for the manufacture and servicing of our products are scarce and becoming increasingly difficult to source even at increased prices. If such parts become unavailable to us, we would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss). Additionally, to protect the health and well-being of our employees, suppliers, and customers, we have also made modifications to employee travel and limited non-essential work travel, as well as implemented remote work arrangements as most employees are advised to work from home. In addition, other impacts of the COVID-19 pandemic have included and could include significant and unpredictable reductions in the demand for our products; a deepening of the changes to the operations and workflows of our customers that could result in increased customer defaults or delays in payment; additional delays, cancellations and redirection of planned capital expenditures and installations of our system by our customers to focus resources on COVID-19; a reduction or interruption in any of our manufacturing processes resulting in our inability to meet demand for our products or services; or closures of our key facilities or the facilities of our customers or suppliers. For example, cancellations of orders have increased due to the COVID-19 pandemic. Further, a lack of coordinated response on or compliance with risk mitigation with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business.

In addition, there has been ongoing disruption and uncertainty in the economy related to the pandemic, including supply chain disruption, labor shortages and uncertainty in the financial markets, which has adversely impacted our revenue, net income (loss) and cash flow. We have also incurred additional expenses required to mitigate such impacts. These impacts could continue to affect our business as the COVID-19 pandemic progresses. The impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the extent to which our operations and financial condition are affected by the COVID-19 pandemic, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted at this time and are uncertain, including the spread, severity and potential resurgence of COVID-19, the impact of new COVID-19 variants, vaccination deployment efforts, and how long the pandemic and associated health measures will last, among others. The situation is developing rapidly and additional impacts may arise that we are not aware of currently; however, the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, the

COVID-19 pandemic and the various responses to it, may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.

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

As of September 30, 2022, we had an accumulated deficit of $498.0 million. We have incurred net losses, and may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

Our ability to achieve profitability also depends on our ability to maintain or increase our gross margins on product sales and services. A number of factors have adversely impacted or could impact gross margins, including:

•
lower than expected manufacturing yields of high cost components leading to increased manufacturing costs;
•
low production volume, which will result in high levels of overhead cost per unit of production;
•
lower selling pricing;
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

In May 2021, we issued $100.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2026 (the “Notes”). As our debt matures, we anticipate having to expend significant resources to either repay or refinance the Notes. For example, in May 2021, in connection with the issuance of the Notes, we (i) exchanged approximately $82.1 million aggregate principal amount of our previously issued 3.75% Convertible Senior Notes due 2022 for approximately $97.1 million aggregate principal amount of the Notes and (ii) sold approximately $2.9 million aggregate principal amount of the Notes for cash. If we decide to, or are required to, refinance the Notes in the future, we may be required to do so on different or less favorable terms or we may be unable to refinance the Notes at all, both of which may adversely affect our financial condition.

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

As of September 30, 2022, we had total consolidated liabilities of approximately $419.4 million; including long-term liability of the Notes of $100.0 million, the Revolving Credit Facility of $5.0 million and the Term Loan Facility of $74.5 million, of which $5.7 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

Our operating results, including our cash flows, quarterly orders, revenues and margins fluctuate from quarter to quarter and may be unpredictable, which may result in a decline in our stock price.

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of new product or product enhancement announcements by us and our competitors, the timing of regulatory approvals, changes in price by us and our competitors as well as changes or anticipated changes in third‑party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during a volatile economic environment where we have had customers delay or cancel orders. The timing of when orders are placed, when installation, delivery or shipping, as applicable, is accomplished and when revenue is recognized affect our quarterly results. Further, because of the high unit price of the CyberKnife and TomoTherapy platforms and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy platform can represent a significant percentage of our net orders, backlog or revenue for a particular quarter and shifts in sales or installation from one quarter to another may have significant effects. For example, multi-system sales or sales involving negotiations with integrated delivery networks involve additional complexities to the transaction and require a longer timeline to finalize the sale, which make it more difficult to predict the quarter in which the sale will occur. In addition, we have experienced and are continuing to experience delays in orders and installations due to the impact of the COVID-19 pandemic at our customer sites. To protect the health and well-being of our employees, suppliers, and customers, we have made modifications to employee travel and limited non-essential work travel. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time.

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. The COVID-19 pandemic has adversely impacted the pace at which the backlog converts to revenue. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 and 2021 caused by the COVID-19 pandemic, which resulted in decreased revenue for these periods. We expect that such delays in deliveries and installations will continue to some degree through at least the remainder of calendar year of 2022, which would have a negative impact on our revenue during such period. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

•
economic or political instability, including volatility related to the current global economic environment and the COVID-19 pandemic;
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
•
delays in our manufacturing processes or unexpected manufacturing difficulties, including due to supply chain and logistics challenges;
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

We report our orders and backlog on a quarterly and annual basis. Unlike revenues, orders and backlog are not defined by U.S. GAAP, and are not within the scope of the audit conducted by our independent registered public accounting firm. Also, for the reasons discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Order cancellation or significant delays in installation date will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenues. In addition, we have experienced an increase in cancellations beyond historical levels due to the uncertainties surrounding the effects of the COVID-19 pandemic. Particularly high levels of cancellations or age outs in one or more periods may cause our revenue and gross margins to decline in current or future periods and will make it difficult to compare our operating results from quarter to quarter. We cannot assure you that our backlog will result in revenue on a timely basis or at all, or that any cancelled contracts will be replaced.

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
•
economic or political instability in the world or in particular regions or countries in which we do business;
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

Since the beginning of 2018, there has been legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife platforms, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from our suppliers. China has responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which include certain of our products. Although the U.S. and China signed an initial trade deal in January 2020 and China announced a one year tariff exemption for medical linear accelerators in September 2019 (which was further extended through May 31, 2022 and we have submitted documentation in support of a longer-term extension), there has been a change in the U.S. presidential administration and, for that, and other reasons, there is no assurance that the trade deal will be signed or that the exemption on medical linear accelerators will continue or that we will continue to qualify for such exemption. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

These tariffs are subject to a number of uncertainties as they are implemented, including future adjustments and changes. The ultimate reaction of other countries and the impact of these tariffs or other actions on the U.S., the global economy and our business, financial condition and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade. Further, the imposition of additional tariffs by the U.S. could result in the adoption of additional tariffs by other countries, as well as further retaliatory actions by any affected country. Any resulting trade war could negatively impact the global market for medical devices, including radiation therapy devices, and could have a significant adverse effect on our business. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade. Any of these factors could depress economic activity, restrict our access to customers and have a material adverse effect on our business, financial condition and results of operations.

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

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers, although our business operations involving Russia and Ukraine do not constitute a material portion of our business. However, the extent and duration of the military action, sanctions, other consequences, such as restrictions on transactions or the ban of the export of energy products by Russia, and the resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.

If we encounter manufacturing problems, or if our manufacturing facilities do not continue to meet federal, state or foreign manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, which would result in delays and lost revenue.

The CyberKnife and TomoTherapy platforms are complex and require the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our linear accelerator components are extremely complex devices and require significant expertise to manufacture, and we may encounter difficulties in scaling up production of the CyberKnife or TomoTherapy platforms, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel, the long lead time required to develop additional radiation shielded facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. In addition, the macroeconomic environment and the COVID-19 pandemic has and may continue to impact the supply of key components such that we may not receive them in a timely manner, in sufficient quantities, or at a reasonable cost. We may also experience limitations in the availability of qualified personnel as a result of shelter-in-place rules, quarantine requirements, or illness. If component supply or our manufacturing capacity does not keep pace with demand, we will not be able to fulfill product orders or service our products in a timely manner, which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past. For example, although we have not initiated any product recalls that were reportable to the reportable to the FDA to date in fiscal year 2023, in fiscal year 2021, we voluntarily initiated one recall related to the TomoTherapy platform and one recall on the CyberKnife platform, both of which were reported to the FDA. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

We generally do not maintain large volumes of inventory, which makes us even more susceptible to harm if a single source supplier fails to deliver components on a timely basis, and maintaining our historical levels of inventory has been adversely impacted by the COVID-19 pandemic and macroeconomic environment. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife or TomoTherapy platforms, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. The disruption or termination of the supply of key components for the CyberKnife or TomoTherapy platforms could harm our ability to manufacture our products in a timely manner or within budget, harm our ability to generate revenue, lead to customer dissatisfaction and adversely affect our reputation and results of operations.

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

Our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors that impact customer confidence and spending, including capital spending. Changes in economic conditions, supply chain constraints, logistics challenges, the conflict between Russia and Ukraine and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs. In an inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and cost commitments are linked to contractual agreements that extend many years into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures.

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

Any actual or perceived failure by us to comply with legal or regulatory requirements related to privacy, cybersecurity and data protection in one or multiple jurisdictions could result in proceedings, actions or penalties against us.

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

Our customers rely significantly on reimbursement from public and private third-party payors for CyberKnife and TomoTherapy platform procedures. Our ability to commercialize our products successfully and increase market acceptance of our products will depend in significant part on the extent to which public and private third-party payors provide adequate coverage and reimbursement for procedures that are performed with our products and the extent to which patients that are treated by our products continue to be covered by health insurance. Third-party payors may establish or change the reimbursement for medical products and services that could significantly influence the purchase of medical products and services. In addition, actions by the government, downturns in the economy and other factors outside of our control could negatively affect the number of individuals covered by health insurance. For example, in connection with COVID-19-related layoffs in 2020 and 2021, many individuals lost their employer-covered health insurance. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage or payment for the procedures that are performed with our products or if there is a prolonged reduction in the number of patients eligible to be treated by our products that are covered by health insurance, our revenue may decline, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results.

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

We rely on third parties to perform spare parts shipping and other logistics functions on our behalf. Failures or disruptions at our logistics providers has occurred and could continue to occur, which would adversely impact our business.

Customer service is a critical element of our sales strategy. Third party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of COVID-19, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, we have experienced delays in shipment of parts to customers as well as increased freight and logistics expenses, which has intensified as a result of macroeconomic factors and may also intensify if the COVID-19 pandemic continues to disrupt the global supply chain. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs to continue through at least the remainder of fiscal year 2023, if not longer. If this continues for longer than we expect or if any of the above occurs our customers may experience further delays and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

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

Also, because we purchase major components and software for each of our products from third party suppliers and manufacturers, we face the additional risk that infringement claims may be brought against us based on patents and other intellectual property rights that are embodied or contained in, or practiced by, those components (including software components) that we obtain from third parties, and any such claims against us, such as by our direct and indirect suppliers, may additionally allege that we are operating outside the scope of or violating a license or other agreement relating to their intellectual property. These third party suppliers or manufacturers may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of contractual commitments, or they may choose not to renew their licenses with us. The loss of, or inability to obtain, certain third-party licenses or other rights, including the right to resell, or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could affect the operability or performance of our products until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products, and it may have a material adverse effect on our business, financial condition, and results of operations.

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

We are and may become a party to legal proceedings, claims, investigations, demands and other legal matters in the ordinary course of business or otherwise including intellectual property, product liability, employment, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. These legal proceedings, claims and other legal matters, regardless of merit, may be costly, time‑consuming and require the attention of key management and other personnel. The outcomes of such matters are uncertain and difficult to predict. If any such matters are adjudicated against us, in whole or in part, we may be subject to substantial monetary damages, disgorgement of profits and injunctions that prevent us from operating our business, any of which could materially and adversely affect our business and financial condition. We cannot guarantee that our insurance coverage will be sufficient to cover any damages awarded against us. Further, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of September 30, 2022, customer contracts with extended payment terms of more than one year amounted to approximately 7% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. In addition, as a result of the COVID-19 pandemic and the resulting disruption to the operations of our customers, we have experienced and may continue to experience increased requests by our customers for extended payment terms as well as temporary suspensions of service and the corresponding payment obligations. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

We are subject to the tax laws of various foreign jurisdictions, as well as within the United States, which are subject to unanticipated changes and interpretation and could harm our future results.

The application of tax laws of various foreign jurisdictions and within the United States is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements including our transfer pricing or determine that the manner in which we operate our business does not achieve the intended tax consequences. The application of tax laws can also be subject to conflicting interpretations by tax authorities in the various jurisdictions we operate. It is not uncommon for taxing authorities in different countries to have conflicting views, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes. Further, tax laws are subject to change, which could adversely impact our tax rate. For example, on August 16, 2022, the Inflation Reduction Act (the “Inflation Act”) was signed into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations as well as a 1% excise tax on corporate stock repurchases applicable to repurchases after December 31, 2022. We have evaluated the potential impacts of the Inflation Act and do not expect it to have a material impact on our consolidated financial statements, however, we expect future guidance from the Treasury Department and will further analyze when the guidance is issued. A number of countries, as well as organizations such as the Organization for Economic Cooperation and Development, support the global minimum tax initiative. Such countries and organizations are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business, which could materially impact our results of operation.

Our results may be impacted by changes in foreign currency exchange rates.

Currently, the majority of our international sales are denominated in U.S. Dollars. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could require us to reduce our sales price or make our products less competitive in international markets. The U.S. Dollar has strengthened recently, which could cause potential delays in orders and we may see our sales decline. Also, if our international sales increase, we may enter into a greater number of transactions denominated in non‑U.S. Dollars, which would expose us to foreign currency risks, including changes in currency exchange rates. If we are unable to address these risks and challenges effectively, our international operations may not be successful and our business would be materially harmed.

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

Since the enactment of the ACA, CMS continues its efforts to move away from fee for service payments for furnishing items and services in Medicare. As a result of actions taken in 2020 and 2021, CMS has finalized, but not implemented a radiation oncology alternative payment model (RO-APM). This model was designed to determine if a site neutral, modality agnostic, episode based payment model would reduce Medicare expenditures and preserve beneficiary quality of care. However, due to the COVID-19 pandemic, implementation of the RO-APM has been delayed several times. On August 29, 2022, CMS published a final rule in the Federal Register, CMS-5527-F2, that delayed the start date of the RO-APM to a date to be determined through future rulemaking. As such, it remains unclear as to if or when CMS will introduce the RO-APM. If implemented, it is unclear what impact, if any, the RO-APM and other government payer initiatives will have on our business and operating results, but uncertainties surrounding the new payment model or other initiatives could pause or otherwise delay the purchase of our products by our customers and any resulting decrease in reimbursement to our customers may result in reduced demand for our services.

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

In May 2021, we issued $100.0 million aggregate principal amount of the Notes. $97.1 million aggregate principal amount of the Notes were issued to certain holders of our then-outstanding 3.75% Convertible Senior Notes due 2022 in exchange for approximately $82.1 million aggregate principal amount of 3.75% Convertible Senior Notes due 2022 and $2.9 million aggregate principal amount of the Notes were issued to certain other qualified new investors for cash. To the extent we issue common stock upon conversion of any outstanding convertible notes, that conversion would dilute the ownership interests of our stockholders.

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

General Risks

Our operations are vulnerable to interruption or loss because of natural disasters, global or regional health pandemics or epidemics, terrorist acts and other events beyond our control, which has impacted and could in the future adversely affect our business.

We have facilities in countries around the world, including two manufacturing facilities, each of which is equipped to manufacture unique components of our products. Our manufacturing facilities are located in Madison, Wisconsin, and Chengdu, China. We do not maintain backup manufacturing facilities for any of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in California, which has experienced major earthquakes and fires in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. In addition, China has suffered health epidemics related to the outbreak of COVID-19 (including resurgences of COVID-19), avian influenza and severe acute respiratory syndrome, which could adversely affect our operations in China, including our manufacturing operations in Chengdu, as well as the operations of the JV and those of our customers. Furthermore, the COVID-19 pandemic has spread widely around the world, including in locations where we have facilities and operations. Unexpected events at any of our facilities or otherwise, including as a result of responses to epidemics or pandemics; fires or explosions; natural disasters, such as hurricanes, floods, tornados and earthquakes; war or terrorist activities (including the conflict between Russia and Ukraine); unplanned outages; supply disruptions; and failures of equipment or systems, including telecommunications systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacturing and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our results of operation. In particular, telecommunication system failures or disruptions could significantly disrupt our operations as a result of our increase remote work arrangements. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations and the operations of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At September 30, 2022, we had $81.0 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Consulting Agreement by and between Registrant and Brandy Green, effective September 2, 2022.	—	—	—	—	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ACCURAY INCORPORATED

Date: November 3, 2022
	By:	/s/ Suzanne Winter
Suzanne Winter
President & Chief Executive Officer

	By:	/s/ Ali Pervaiz
Ali Pervaiz
Senior Vice President & Chief Financial Officer