Form 10-Q
period 2022-12-31
ACCURAY INC
filed 2023-02-02
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of January 27, 2023, there were 95,494,729 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

+

Table of Contents

		Page No.

PART I.	Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2022 and 2021	4

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2022 and 2021	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and 2021	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II.	Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults Upon Senior Securities	66

Item 4.	Mine Safety Disclosures	66

Item 5.	Other Information	66

Item 6.	Exhibits	67

Signatures		68

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$67,729	$88,737
Restricted cash	189	204
Accounts receivable, net of allowance for credit losses of $910 and $1,000 as of December 31, 2022, and June 30, 2022, respectively (a)	89,187	94,442
Inventories	155,665	142,254
Prepaid expenses and other current assets (b)	23,536	23,794
Deferred cost of revenue	642	1,459
Total current assets	336,948	350,890
Property and equipment, net	11,155	12,685
Investment in joint venture	12,276	13,879
Operating lease right-of-use assets, net	25,334	16,798
Goodwill	57,776	57,840
Intangible assets, net	268	250
Long-term restricted cash	1,293	1,213
Other assets	23,719	19,294
Total assets	$468,769	$472,849
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,861	$31,337
Accrued compensation	20,099	29,441
Operating lease liabilities, current	4,913	8,567
Other accrued liabilities	30,301	30,285
Customer advances	17,169	25,290
Deferred revenue	72,675	75,375
Short-term debt	5,702	8,563
Total current liabilities	184,720	208,858
Long-term liabilities:
Operating lease liabilities, non-current	22,664	10,453
Long-term other liabilities	5,181	3,748
Deferred revenue, non-current	30,357	24,694
Long-term debt	174,102	171,907
Total liabilities	417,024	419,660
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of December 31, 2022, and June 30, 2022, respectively; issued and outstanding: 95,494,729 and 93,499,500 shares at December 31, 2022, and June 30, 2022, respectively	95	94
Additional paid-in-capital	550,288	543,211
Accumulated other comprehensive income	1,541	2,406
Accumulated deficit	(500,179)	(492,522)
Total stockholders' equity	51,745	53,189
Total liabilities and stockholders' equity	$468,769	$472,849

(a)
Includes trade receivable from the China joint venture, an equity method investment, of $21,867 and $24,828 at December 31, 2022, and June 30, 2022, respectively. See Note 14.
(b)
Includes other receivable from the China joint venture, an equity method investment, of $487 and $861 at December 31, 2022, and June 30, 2022, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net revenue:
Products (a)	$63,269	$60,721	$107,892	$113,480
Services (b)	51,491	55,554	103,361	110,237
Total net revenue	114,760	116,275	211,253	223,717
Cost of revenue:
Cost of products	39,248	35,520	68,098	67,029
Cost of services	32,545	38,128	65,591	74,537
Total cost of revenue (c)	71,793	73,648	133,689	141,566
Gross profit	42,967	42,627	77,564	82,151
Operating expenses:
Research and development (d)	14,641	14,697	28,733	29,079
Selling and marketing	13,586	13,233	24,381	24,504
General and administrative	12,035	10,716	23,927	22,176
Total operating expenses	40,262	38,646	77,041	75,759
Income from operations	2,705	3,981	523	6,392
Loss on equity method investment, net	(699)	(832)	(1,067)	(1,172)
Other expense, net	(2,831)	(2,490)	(5,389)	(5,158)
Income (loss) before provision for income taxes	(825)	659	(5,933)	62
Provision for income taxes	1,049	480	1,390	911
Net income (loss)	$(1,874)	$179	$(7,323)	$(849)
Net income (loss) per share - basic	$(0.02)	$0.00	$(0.08)	$(0.01)
Net income (loss) per share - diluted	$(0.02)	$0.00	$(0.08)	$(0.01)
Weighted average common shares used in computing net loss per share:
Basic	94,567	91,761	94,048	91,299
Diluted	94,567	93,932	94,048	91,299
Net income (loss)	$(1,874)	$179	$(7,323)	$(849)
Foreign currency translation adjustment	2,790	(108)	(865)	123
Comprehensive income (loss)	$916	$71	$(8,188)	$(726)

(a)
Includes sales to the China joint venture, an equity method investment, of $16,715 and $25,584 during the three and six months ended December 31, 2022, and $8,816 and $14,735 during the three and six months ended December 31, 2021, respectively. See Note 14.
(b)
Includes sales to the China joint venture, an equity method investment, of $2,494 and $5,451 during the three and six months ended December 31, 2022, respectively, and $2,679 and $5,494 during the three and six months ended December 31, 2021, respectively. See Note 14.
(c)
Includes cost of revenue from sales to the China joint venture, an equity method investment, of $9,916 and $15,823 during the three and six months ended December 31, 2022, respectively, and $6,203 and $14,248 during the three and six months ended December 31, 2021, respectively.
(d)
Includes charge back to the China joint venture, an equity method investment, related to a research and development project of $487 and $1,266 during the three and six months ended December 31, 2022, respectively, and $415 and $994 during the three and six months ended December 31, 2021, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2022	93,500	$94	$543,211	$2,406	$(492,522)	$53,189
Issuance of restricted stock	279	—	—	—	—	—
Share-based compensation	—	—	2,906	—	—	2,906
Net loss	—	—	—	—	(5,449)	(5,449)
Foreign currency translation adjustment	—	—	—	(3,655)	—	(3,655)
Balance at September 30, 2022	93,779	$94	$546,117	$(1,249)	$(497,971)	$46,991
Issuance of restricted stock	1,062	—	(116)	—	—	(116)
Issuance of common stock under employee stock purchase plan	653	1	1,138	—	—	1,139
Share-based compensation	—	—	3,136	—	—	3,136
Net loss	—	—	—	—	(1,874)	(1,874)
Foreign currency translation adjustment	—	—	—	2,790	—	2,790
Other			13		(334)	(321)
Balance at December 31, 2022	95,494	$95	$550,288	$1,541	$(500,179)	$51,745

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2021	90,822	$91	$554,680	$2,093	$(488,024)	$68,840
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	(25,633)	—	849	(24,784)
Issuance of restricted stock	97	—	—	—	—	—
Share-based compensation	—	—	2,506	—	—	2,506
Net loss	—	—	—	—	(1,028)	(1,028)
Foreign currency translation adjustment	—	—	—	231	—	231
Balance at September 30, 2021	90,919	$91	$531,553	$2,324	$(488,203)	$45,765
Exercise of stock options, net	331	1	1,223			$1,224
Issuance of restricted stock	1,061	—	(258)	—	—	(258)
Issuance of common stock under employee stock purchase plan	422	1	1,523	—	—	1,524
Share-based compensation	—	—	2,668	—	—	2,668
Net income	—	—	—	—	179	179
Foreign currency translation adjustment	—	—	—	(108)	—	(108)
Balance at December 31, 2021	92,733	$93	$536,709	$2,216	$(488,024)	$50,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(7,323)	$(849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,327	2,841
Share-based compensation	6,042	5,211
Amortization of debt issuance costs	447	379
Provision for credit losses	68	366
Provision for write-down of inventories	1,972	1,875
Loss on disposal of property and equipment	2	28
Loss on equity method investment	1,067	1,172
Deferral (release) of equity method investment intra-entity profit margin from sales	(986)	955
Changes in assets and liabilities:
Accounts receivable	5,701	2,954
Inventories	(14,237)	(550)
Prepaid expenses and other assets	(2,488)	(872)
Deferred cost of revenue	817	1,653
Accounts payable	3,037	10,182
Operating lease liabilities, net of operating lease right-of-use assets	23	(435)
Accrued liabilities	(8,123)	2,486
Customer advances	(8,203)	(314)
Deferred revenues	1,889	(3,071)
Net cash provided by (used in) operating activities	(17,968)	24,011
Cash flows from investing activities
Purchases of property and equipment	(2,773)	(2,259)
Purchase of intangible asset	(33)	—
Net cash used in investing activities	(2,806)	(2,259)
Cash flows from financing activities
Proceeds from employee stock plans	1,139	1,524
Proceeds from exercise of options	-	1,224
Taxes paid related to net share settlement of equity awards	(116)	(258)
Debt issuance costs	(248)	—
Paydown under Term Loan Facility	(3,000)	(2,000)
Repayments under the Notes	(2,865)	—
Borrowings (Repayments) under Revolving Credit Facility, net	5,000	(15,000)
Net cash used in financing activities	(90)	(14,510)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(79)	(747)
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,943)	6,495
Cash, cash equivalents and restricted cash at beginning of period	90,154	118,201
Cash, cash equivalents and restricted cash at end of period	$69,211	$124,696
Supplemental disclosures of cash flow information:
Reclassification of equity component of convertible notes into liabilities upon adoption of ASU 2020-06	$-	$25,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. The Company and its Significant Accounting Policies

The Company

Accuray Incorporated (together with its subsidiaries, the “Company” or “Accuray”) designs, develops and sells advanced radiosurgery and radiation therapy systems for the treatment of tumors throughout the body. The Company is incorporated in Delaware and has its principal place of business in Sunnyvale, California. The Company has primary offices in the United States, Switzerland, China, Hong Kong and Japan, and conducts its business worldwide.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and six months ended December 31, 2022, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 17, 2022.

Risks and Uncertainties

The Company is subject to risks and uncertainties caused by events with significant geopolitical and macroeconomic impacts, including, but not limited to, the Russian invasion of Ukraine, inflation, actions taken to counter inflation and foreign currency exchange rate fluctuations. The ongoing COVID-19 pandemic has also created significant global economic uncertainty, adversely impacted the business of the Company's customers, partners and vendors, contributed to supply chain and labor issues, and has impacted the Company's business and results of operations in the past and could further impact its results of operations and cash flows in the future. These conditions have created and may continue to create significant disruptions with respect to demand for the Company's products and services, including reduced sales of such products and services as a result of COVID-19 related restrictions and lockdowns; the operating procedures and workflow of its customers, particularly hospitals; its ability to continue to manufacture its products; and the reliability of its supply chain, which have impacted and could continue to impact its revenue, expenses and operating results.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company. Key estimates and assumptions made by the Company relate to revenue recognition and the assessment of stand-alone selling price, assessment of recoverability of goodwill, valuation of its equity method investment in CNNC Accuray (Tianjin) Medical Technology Co. Ltd., the Company’s joint venture in China (the “JV”), valuation of inventories, annual performance related bonuses, allowance for credit losses and loss contingencies. Actual results could differ materially from those estimates.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the six months ended December 31, 2022, compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Note 2. Recent Accounting Pronouncements

Accounting Pronouncement Recently Adopted

In March 2020, the FASB issued an update (ASU 2020-04) establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. This accounting standard update was effective upon issuance and must be applied prospectively by December 31, 2022. The Company’s Term Loan Facility and Revolving Credit Facility previously applied the Eurodollar rate London Interbank Offer Rate ("LIBOR") to the variable component of the interest rate, but has moved away from the Eurodollar rate LIBOR in connection with reference rate reform. In October 2022, the Company began using the Secured Overnight Financing Rate ("SOFR") to calculate the variable component of the interest rate for its Term Loan and Revolving Credit Facility. The change to using SOFR did not have a material impact on the Company's financial statements.

Note 3. Revenue

Contract Balances

The timing of revenue recognition, billings, and cash collections results in trade receivables, unbilled receivables, and deferred revenues on the unaudited condensed consolidated balance sheets. The Company may offer longer or extended payment terms of more than one year for qualified customers in some circumstances. At times, revenue recognition occurs before the billing, resulting in an unbilled receivable, which represents a contract asset. The contract asset is a component of accounts receivable and other assets for the current and non-current portions, respectively.

When the Company receives advances or deposits from customers before revenue is recognized, this results in a contract liability. It can take up to two or more years from the time of order to revenue recognition due to the Company’s long sales cycle.

Changes in the contract assets and liabilities are as follows (dollars in thousands):

	December 31, 2022	June 30, 2022	Change
	Amount	Amount	$	%
Contract Assets:
Unbilled accounts receivable – current (1)	$22,395	$13,325	9,070	68%
Interest receivable – current (2)	380	493	(113)	(23%)
Long-term accounts receivable (3)	5,387	5,301	86	2%
Interest receivable – non-current (3)	726	683	43	6%
Contract Liabilities:
Customer advances	17,169	25,290	(8,121)	(32%)
Deferred revenue – current	72,675	75,375	(2,700)	(4%)
Deferred revenue – non-current	30,357	24,694	5,663	23%

(1)
Included in accounts receivable on the unaudited condensed consolidated balance sheets.
(2)
Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
(3)
Included in other assets on the unaudited condensed consolidated balance sheets.

During the six months ended December 31, 2022, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. During the six months ended December 31, 2022, contract liabilities changed due to changes in the timing of revenue recognition as a result of changes in transaction price, reduced customer deposits for system sales and for which the warranty was deferred.

During the three and six months ended December 31, 2022, the Company recognized revenue of $20.6 million and $55.5 million, respectively, which was included in the deferred revenue balances at June 30, 2022. During the three and six months ended December 31, 2021, the Company recognized revenue of $22.3 million and $55.8 million, which was included in the deferred revenue balances at June 30, 2021.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of December 31, 2022, total remaining performance obligations amounted to $1,077.6 million. Of this total amount, $71.9 million related to long-term warranty and non-cancellable post-warranty services, which is the estimated revenue expected to be recognized over the remaining service period and warranty period for systems that have been delivered (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's remaining performance obligations related to long-term warranty and non-cancellable post-warranty services as of December 31, 2022 (in thousands):

	Fiscal years of revenue recognition
	2023	2024	2025	Thereafter
Long-term warranty and non-cancellable post-warranty services	$16,545	$24,882	$16,512	$13,951

For the remaining $1,005.7 million of performance obligations (i.e., open systems sales, upgrades, training and other miscellaneous items), the Company estimates 26% to 29% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. The Company anticipates a portion of its open contracts may never result in revenue recognition primarily due to the long sales cycle and factors outside of its control, including changes in its customers' needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. Based on historical experience and management's best estimate, approximately 18% of the Company’s $953.2 million open system sales contracts as of December 31, 2022, may never result in revenue.

Capitalized Contract Costs

As of December 31, 2022, and June 30, 2022, the balance of capitalized costs to obtain a contract was $11.8 million and $11.4 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the unaudited condensed consolidated balance sheets.

The Company incurred impairment losses of $0.2 million and $0.4 million during the three and six months ended December 31, 2022, respectively, and $0.2 million and $0.3 million during the three and six months ended December 31, 2021, respectively. The Company recognized expenses related to the amortization of the capitalized contract costs of $1.0 million and $1.9 million during the three and six months ended December 31, 2022, respectively, and $0.9 million and $1.8 million during the three and six months ended December 31, 2021, respectively.

Note 4. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s balance sheets. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $3.0 million and $2.8 million as of December 31, 2022, and June 30, 2022, respectively, and are included in other assets on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of a customer at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new orders and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near‑term risk of non‑payment. The Company performs an assessment each quarter of the allowance for credit losses related to its financing receivables.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	December 31, 2022	June 30, 2022
Financing receivables	$6,165	$6,137
Allowance for credit losses	(943)	(943)
Total, net	$5,222	$5,194
Reported as:
Current	$2,245	$2,435
Non-current	2,977	2,759
Total, net	$5,222	$5,194

The Company did not have any additions to the allowance for credit losses during the three and six months ended December 31, 2022 and 2021.

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Raw materials	$65,463	$61,871
Work-in-process	16,427	16,367
Finished goods	73,775	64,016
Inventories	$155,665	$142,254

The Company's inventories on the unaudited condensed consolidated balance sheets are net of reserves.

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Furniture and fixtures	$1,666	$1,766
Computer and office equipment	8,454	8,605
Software	5,260	5,344
Leasehold improvements	26,777	26,659
Machinery and equipment	47,016	46,522
Construction in progress	2,768	2,999
	91,941	91,895
Less: Accumulated depreciation	(80,786)	(79,210)
Property and equipment, net	$11,155	$12,685

Depreciation expense related to property and equipment was $1.1 million and $2.2 million during the three and six months ended December 31, 2022, respectively, and $1.4 million and $2.8 million during the three and six months ended December 31, 2021, respectively.

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

The components of accumulated other comprehensive income (loss) in the stockholders' equity section of the Company’s unaudited condensed consolidated balance sheets are as follows (in thousands):

	December 31, 2022	June 30, 2022
Cumulative foreign currency translation adjustment	$(2,406)	$(1,541)
Defined benefit pension obligation	3,947	3,947
Accumulated other comprehensive income	$1,541	$2,406

Statements of Operations

Other expense, net, consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Interest expense	$(2,644)	$(2,076)	$(4,906)	$(4,115)
Foreign currency transaction loss	(33)	(633)	(284)	(1,402)
Other expense, net	(154)	219	(199)	359
Total other expense, net	$(2,831)	$(2,490)	$(5,389)	$(5,158)

Note 5. Leases

The Company has operating leases for corporate offices and warehouse facilities worldwide. Additionally, the Company leases cars, copy machines and laptops that are considered operating leases. Some of the Company’s leases are non-cancellable operating lease agreements with various expiration dates through June 2035. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. In August 2022, the Company entered into a material lease agreement to extend the lease term at its office building and manufacturing facility in Madison, Wisconsin through 2035.

Operating lease costs were $2.4 million and $4.7 million during the three and six months ended December 31, 2022, respectively, not including short-term operating lease costs of $0.1 million and $0.2 million, respectively. Operating lease costs were $2.4 million and $4.8 million during the three and six months ended December 31, 2021, respectively, not including short-term operating lease costs of $0.1 million and $0.2 million, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $2.2 million and $4.4 million during the three and six months ended December 31, 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $2.4 million and $4.8 million during the three and six months ended December 31, 2021, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets were $13.2 million and $4.9 million, during the six months ended December 31, 2022 and 2021, respectively.

Operating lease right-of-use assets and operating lease obligations consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Operating lease right-of-use assets
Balance at the beginning of period	$16,798	$22,522
Lease asset added	13,187	3,522
Amortization for the year	(4,651)	(9,246)
Balance at the end of period	$25,334	$16,798

Operating lease obligations
Balance at the beginning of period	$19,020	$25,609
Lease liability added	13,000	3,209
Repayment and interest accretion	(4,443)	(9,798)
Balance at the end of period	$27,577	$19,020

Current portion of operating lease obligations	$4,913	$8,567
Non-current portion of operating lease obligations	22,664	10,453

Maturities of operating lease liabilities as of December 31, 2022, are presented in the table below (dollars in thousands):

Amount
2023 (remaining six months)	$4,793
2024	2,839
2025	4,344
2026	3,315
2027	3,175
Thereafter	26,263
Total operating lease payments	44,729
Less: imputed interest	(17,152)
Present value of operating lease liabilities	$27,577
Weighted average remaining lease term (in years)	8.7
Weighted average discount rate	8.8%

Note 6. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Balance at the beginning of the period	$57,840	$57,960
Currency translation	(64)	(120)
Balance at the end of the period	$57,776	$57,840

In the second quarter of fiscal year 2023, the Company performed its annual goodwill impairment test and determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Purchased Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, consisted of the following (in thousands):

	December 31, 2022			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Patent license	$1,268	$(1,000)	$268	$1,170	$(920)	$250

The Company did not identify any triggering events that would indicate a potential impairment of its definite-lived intangible and long-lived assets as of December 31, 2022.

The estimated future amortization expense of acquired intangible assets, net, as of December 31, 2022, is as follows (in thousands):

Amount
2023 (remaining six months)	$88
2024	140
2025	32
2026	8
Total estimated future amortization expense	$268

Note 7. Derivative Financial Instruments

The Company utilizes foreign currency forward contracts with reputable financial institutions to manage its exposure of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated cash, customer receivables and liabilities. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies primarily include the Japanese Yen, Swiss

Franc, and U.S. Dollar. The periods of these forward contracts range up to approximately three months and the notional amounts are intended to be consistent with changes in the underlying exposures. The Company intends to exchange foreign currencies for U.S. Dollars at maturity.

The notional amount of the Company's outstanding forward currency exchange contracts consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Swiss Franc	$32,981	$27,910
Chinese Yuan	1,759	2,524
Euro	1,462	16,307
British Pound	1,618	3,699
Indian Rupee	2,634	3,728
Japanese Yen	17,224	14,167
Total outstanding forward currency exchange contracts	$57,678	$68,335

The Company entered into the foreign currency forward contracts on December 31, 2022, and June 30, 2022, respectively, and therefore, there was no amount of gains or losses on those contracts recorded on the unaudited condensed consolidated balance sheets.

The following table provides information about the gain or loss associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Foreign currency exchange gain (loss) on forward contracts	$(213)	$(226)	$1,446	$(626)
Foreign currency transaction gain (loss)	180	(407)	(1,730)	(775)

Note 8. Fair Value Measurements

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market, for the asset or liability, in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels of inputs that may be used to measure fair value, as follows:

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

Assets and Liabilities That Are Measured at Fair Value

As of December 31, 2022, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of $57.7 million. The fair value of the underlying currency, based upon the December 31, 2022 exchange rate, was $57.7 million, which it considers to be a Level 2 fair value measurement.

As of June 30, 2022, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of $68.3 million. The fair value of the underlying currency, based upon the June 30, 2022 exchange rate, was $68.3 million, which it considers to be a Level 2 fair value measurement.

The Company’s debt is measured on a recurring basis using Level 2 inputs based upon observable inputs of the Company’s convertible debt. The Revolving Credit Facility (as defined in Note 10) and the Term Loan Facility (as defined in Note 10) reflects the bank quoted market rates, which the Company considers to be a Level 2 fair value measurement. The Company believes that the carrying value of these financial instruments approximates its estimated fair value based on the effective interest rate, compared to the current market rate available to the Company and analyzed at quarter-end.

The table below summarizes the carrying value and estimated fair value of the Term Loan Facility, the Revolving Credit Facility, the 3.75% Convertible Senior Notes due July 2022, and the 3.75% Convertible Senior Notes due July 2026 (in thousands) (see Note 10). In July 2022, the remaining outstanding amount of the 3.75% Convertible Senior Notes due 2022 was repaid in cash.

	December 31, 2022		June 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes Due 2022	$—	$—	$2,863	$2,729
3.75% Convertible Notes Due 2026	97,901	83,161	97,619	78,561
Term Loan Facility	71,903	71,903	74,988	74,988
Revolving Credit Facility	10,000	10,000	5,000	5,000
Total	$179,804	$165,064	$180,470	$161,278

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company records a provision for a loss when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. Currently, management believes the Company does not have any probable and reasonably estimable material losses related to any current legal proceedings and claims. Although occasional adverse decisions or settlements may occur, management does not believe that an adverse determination with respect to any of these claims would individually, or in the aggregate, materially and adversely affect the Company’s financial condition or operating results. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2022.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers, agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2022.

Guarantees

As of December 31, 2022 and June 30, 2022, the Company had various bank guarantees totaling $1.3 million and $1.2 million, respectively, primarily related to bidding processes with customers.

Royalty Agreement

The Company enters into software license agreements with third parties that may require royalty payments for each license used. In connection with such agreements, the Company recorded royalty costs of $0.6 million and $1.1 million during the three and six months ended December 31, 2022, and $0.5 million and $0.9 million during the three and six months ended December 31, 2021, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had approximately $3.1 million and $2.4 million accrued liabilities as of December 31, 2022, and June 30, 2022, respectively, related to royalty agreements.

Restructuring

In the second quarter of fiscal 2023, the Company announced a cost saving initiative designed to reduce operating costs. This cost saving initiative resulted in the reduction of the Company’s global workforce by 4.5% and is expected to cost approximately $2.4 million. The Company charged $1.9 million during the three months ended December 31, 2022, and estimates an additional charge of $0.5 million in the third quarter of fiscal year 2023. These charges are cash-based charges primarily related to severance expenses and other one-time termination benefits. At December 31, 2022, the Company has a remaining accrual of $1.1 million, which is included in accrued compensation on the unaudited condensed consolidated balance sheets, and expects the remaining amounts to be paid in fiscal year 2023.

Note 10. Debt

3.75% Convertible Senior Notes due July 2022

As of June 30, 2022, the $2.9 million aggregate principal amount of the 3.75% Convertible Senior Notes due July 2022 (the “3.75% Convertible Notes due 2022”) remained outstanding. In July 2022, the remaining outstanding $2.9 million (principal and interest) of the 3.75% Convertible Senior Notes due 2022 was repaid in cash.

3.75% Convertible Senior Notes due July 2026

In May 2021, the Company issued $100.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due July 2026 (the “3.75% Convertible Notes due 2026”) under an indenture agreement between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. As of December 31, 2022, the if-converted value of its 3.75% Convertible Notes due 2026 did not exceed the outstanding principal amount.

Credit Facilities

As of December 31, 2022, $10.0 million of aggregate principal amount was outstanding under the Company's $40.0 million revolving credit facility (the “Revolving Credit Facility”), $73.0 million aggregate principal amount was outstanding under the Company's five-year $80.0 million term loan (the "Term Loan Facility"), and $1.1 million of associated unamortized debt costs. As of June 30, 2022, $5.0 million of aggregate principal amount was outstanding under the Revolving Credit Facility, $76.0 million aggregate principal amount was outstanding under the Term Loan Facility, and $1.0 million of associated unamortized debt costs.

The following table presents the carrying value of the Notes, the Revolving Credit Facility, and the Term Loan Facility (in thousands):

As of December 31, 2022	3.75% Convertible Notes Due 2026	Revolving Credit Facility	Term Loan Facility	Total
Principal amount of the Notes	$100,000	$10,000	$73,000	$183,000
Unamortized debt costs	(2,099)	—	(1,097)	(3,196)
Net carrying amount	$97,901	$10,000	$71,903	$179,804
Reported as:
Short-term debt				$5,702
Long-term debt				174,102
Total debt				$179,804

As of June 30, 2022	3.75% Convertible Notes Due 2022	3.75% Convertible Notes Due 2026	Revolving Credit Facility	Term Loan Facility	Total
Principal amount of the Notes	$2,865	$100,000	$5,000	$76,000	$183,865
Unamortized debt costs	(1)	(2,381)	—	(1,013)	(3,395)
Net carrying amount	$2,864	$97,619	$5,000	$74,987	$180,470
Reported as:
Short-term debt					$8,563
Long-term debt					171,907
Total debt					$180,470

A summary of interest expense on the Notes and Credit Facilities is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Interest expense related to contractual interest coupon	$2,362	$1,824	$4,394	$3,711
Interest expense related to amortization of debt issuance costs	228	223	447	379
Total	$2,590	$2,047	$4,841	$4,090

In October 2022, the Company entered into the First Amendment to Credit Agreement (the “Amendment”) in respect of its Credit Agreement for the Revolving Credit Facility and Term Loan Facility (the “Existing Credit Agreement”) among the Company, the financial institutions party thereto as lenders and issuing lenders and Silicon Valley Bank as administrative agent, issuing lender and swingline lender. The principal purpose of the Amendment was to change the requirements of the financial maintenance covenants under the Existing Credit Agreement until the end of the fiscal quarter ending June 30, 2023. The Amendment increased the senior net leverage ratio required by the financial maintenance covenant from 3.00:1.00 to 3.50:1.00, for the fiscal quarter ending December 31, 2022, from 2.50:1.00 to 3.00:1.00 for the fiscal quarter ending March 31, 2023, and from 2.50:1.00 to 2.75:1.00 for the fiscal quarter ending June 30, 2023. The Amendment also reduced the consolidated fixed charge coverage ratio required by the financial maintenance covenants from 1.25:1.00 to 1.10:1.00, for the fiscal quarter ending December 31, 2022, from 1.25:1.00 to 1.15:1.00 for the fiscal quarter ending March 31, 2023, and from 1.25:1.00 to 1.20:1.00 for the fiscal quarter ending June 30, 2023.

Note 11. Stock Incentive Plan and Employee Stock Purchase Plan

The following table presents details of share-based compensation expenses, by functional line item noted within the Company's operating expenses (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Cost of revenue	$443	$431	$809	$804
Research and development	403	382	771	720
Selling and marketing	458	572	944	1,016
General and administrative	1,822	1,309	3,518	2,671
Total share-based compensation	$3,126	$2,694	$6,042	$5,211

In October 2022, the Company increased the number of shares of common stock available for issuance under its 2016 Equity Incentive Plan by 4.0 million shares, and increased the number of authorized shares of the Company's common stock that may be issued under its Amended and Restated 2007 Employee Stock Purchase Plan by 2.5 million shares.

Note 12. Net Income (Loss) Per Common Share

The Company reports both basic and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except for per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(1,874)	$179	$(7,323)	$(849)
Denominator:
Weighted average shares outstanding - basic	94,567	91,761	94,048	91,299
Dilutive effect of potential common shares	—	2,171	—	—
Weighted average shares outstanding - diluted	94,567	93,932	94,048	91,299
Basic net income (loss) per share	$(0.02)	$0.00	$(0.08)	$(0.01)
Diluted net income (loss) per share	$(0.02)	$0.00	$(0.08)	$(0.01)

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

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2022	2021
Stock options	6,740	6,334
RSUs and PSUs	8,170	4,452
Notes	17,056	17,557
	31,966	28,343

Note 13. Segment Information

The Company has one operating and reporting segment (Oncology systems group), which develops, manufactures and markets proprietary medical devices used in radiation therapy for the treatment of cancer patients. The Company’s Chief Executive Officer, its Chief Operating Decision Maker, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its individual product lines on measures of profit or loss, or asset-based metrics, therefore, the information below is presented only for revenues and long-lived tangible assets by geographic area.

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

Revenues attributed to a country or region is based on the shipping address of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Americas	$27,919	$40,983	$55,204	$74,952
Europe, India, Middle East and Africa	39,664	33,931	76,410	64,031
Asia Pacific, excluding Japan and China	9,199	9,900	17,173	13,820
Japan	15,700	11,363	27,188	21,761
China	22,278	20,098	35,278	49,153
Total	$114,760	$116,275	$211,253	$223,717

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived tangible assets is as follows (in thousands):

	December 31,	June 30,
	2022	2022
Americas	$10,000	$11,251
Europe, India, Middle East and Africa	190	228
Asia Pacific, excluding Japan and China	260	272
Japan	197	265
China	508	669
Total	$11,155	$12,685

Note 14. Joint Venture

The Company applies the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of such reporting period. As of December 31, 2022, the Company owned a 49% interest in the JV, which is reported as an investment in joint venture on the Company’s unaudited condensed consolidated balance sheets.

The following table shows the reconciliation between the carrying value of the Company's investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	December 31, 2022	June 30, 2022
Carrying value of investment in joint venture	$12,276	$13,879
Deferred intra-entity profit margin	4,469	5,456
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$12,025	$14,615

As of December 31, 2022, the Company’s carrying value of the investment in the JV was decreased for the Company's proportional share of the JV's currency translation adjustment by $0.5 million. At June 30, 2022, the Company’s carrying value of the investment in the JV was increased for the Company's proportional share of the investee's currency translation adjustment by $1.0 million.

Summarized financial information of the JV, based on a one-quarter lag due to the timing of the availability of the JV’s financial records, is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Statement of Operations Data:	2022	2021	2022	2021
Revenue	$23,983	$8,123	$50,723	$15,792
Gross Profit	3,719	2,602	8,315	4,942
Net loss	(1,416)	(1,698)	(2,168)	(2,391)
Net loss attributable to the Company	(699)	(832)	(1,067)	(1,172)

Summarized Balance Sheet Data:	As of September 30, 2022	As of September 30, 2021
Assets
Current assets	$74,525	$59,250
Non-current assets	17,658	22,677
Total assets	$92,183	$81,927
Liabilities and Stockholders' Equity
Current liabilities	$66,618	$53,700
Non-current liabilities	669	1,147
Stockholders' equity	24,896	27,080
Total liabilities and stockholders' equity	$92,183	$81,927

The following table shows the activity of the Company’s deferred intra-entity profit margin from sales (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Previously deferred intra-entity profit margin from sales - recognized	$(4,067)	$(1,002)	$(6,415)	$(1,217)
Intra-entity profit margin from sales - deferred	3,042	219	5,429	2,172
Total change in deferred intra-entity profit margin from sales	$(1,025)	$(783)	$(986)	$955

Note 15. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income tax expense of $1.0 million and $1.4 million during the three and six months ended December 31, 2022, primarily related to foreign taxes. The Company recognized income tax expense of $0.5 million and $0.9 million during the three and six months ended December 31, 2021, respectively, primarily related to foreign taxes.

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

There is currently no expected impact on the Company’s consolidated financial statements for fiscal year 2023 relating to the change in U.S. tax law that requires capitalization and amortization of research and experimental expenditures incurred after July 1, 2022. The Company will continue to evaluate the impact of this tax law change on future periods.

As of December 31, 2022, the Company’s gross unrecognized tax benefits were $19.8 million, of which $19.6 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Interest and penalties accrued on unrecognized tax benefits is recorded as a component of income tax expense.

Note 16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to its disclosures in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of December 31, 2022, and results of operations for the three and six months ended December 31, 2022 and 2021 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our expectations regarding backlog and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; expectations regarding our strategy in China and our China joint venture as well as its expected impact on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the global macroeconomic conditions and the COVID-19 pandemic on our financial results and business, the business of our customers and suppliers as well as the economy; expectations regarding delays in deliveries and installations and its impact on our business; expectations regarding supply chain challenges and heightened logistics costs and its impact on our business; expectations regarding the timing of deliveries and revenue conversion related to the Class A user license awards in China; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations regarding our cost savings initiatives; expectations related to the effect of the GILTI tax on our taxable income position; the amount of unrecognized tax amounts; the sufficiency of our cash, cash equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Our innovative technologies, the CyberKnife® and TomoTherapy® platforms, including the Radixact® System, our next generation TomoTherapy platform, are designed to deliver advanced treatments, including stereotactic radiosurgery (SRS), stereotactic body radiation therapy (SBRT), intensity modulated radiation therapy (IMRT), image-guided radiation therapy (IGRT), and adaptive radiation therapy (ART). The CyberKnife and TomoTherapy platforms have complementary clinical applications with the same goal: to empower our customers to deliver the most precise and accurate treatments while still minimizing dose to healthy tissue, helping to reduce the risk of side effects that may impact patients’ quality of life. Each of these systems serves patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities. The CyberKnife platform is also used by neurosurgeons specializing in radiosurgery to treat patients with tumors in the brain and spine, and neurologic disorders. In addition to these products, we also provide services, which include post-contract customer support (warranty period services and post-warranty services), installation services, training, and other professional services.

Current Economic Conditions and COVID-19 Pandemic

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts, including, but not limited to, the Russian invasion of Ukraine, inflation, actions taken to counter inflation and foreign currency exchange rate fluctuations. The ongoing COVID-19 pandemic has also created significant global economic uncertainty, adversely impacted the business of our customers, partners and vendors, contributed to supply chain and labor issues and has impacted our business and results of operations in the past and could further impact our results of operations and our cash flows in the future. These conditions have created and may continue to create significant disruptions with respect to demand for our products and services, including reduced sales of our products and services as a result of COVID-19 related restrictions and lockdowns; the operating procedures and workflow of our customers, particularly hospitals; our ability to continue to manufacture our products; and the reliability of our supply chain, which have impacted and could continue to impact our revenue, expenses and operating results.

We expect that our customers’ business and our business will continue to be adversely impacted, directly or indirectly, by macroeconomic and geopolitical issues, including supply chain issues, inflation, labor, foreign currency exchange rate fluctuations and other factors that may emerge. However, the extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time. Our past results may not be indicative of our future performance, and historical trends including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially. Accordingly, management is carefully evaluating our liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to these factors continues to unfold. We also continue to evaluate our operating expenses, including our real estate needs and continue to assess our operations and how and to what extent we will continue to utilize our current real estate assets. The risks related to our business, including further discussion of the impact and possible future impacts of the COVID-19 pandemic and current economic conditions on our business, are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Restructuring

In the second quarter of fiscal 2023, we announced a cost saving initiative designed to reduce operating costs. This cost saving initiative resulted in the reduction of our global workforce by 4.5% and is expected to cost approximately $2.4 million. We charged $1.9 million during the three months ended December 31, 2022, and estimate an additional charge of $0.5 million in the third quarter of fiscal year 2023. These charges are cash-based charges primarily related to severance expenses and other one-time termination benefits. At December 31, 2022, we have a remaining accrual of $1.1 million and expects the remaining amounts to be paid in fiscal year 2023.

China Joint Venture

In January 2019, our wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd., a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. The JV aims to be uniquely positioned to serve China, which we believe is the world’s largest growth market for radiation oncology systems. China represents a significantly underserved market for linacs based on the country’s population and cancer incidence rates on both an absolute and relative country basis.

With the receipt of the necessary permits and licenses to operate, the JV has begun selling products in China, much like a distributor. In the long term, we anticipate that the JV will manufacture and sell a locally branded “Made in China” radiotherapy device in the Class B license category, or Class B device, which would replace our current offering in that category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China. The regulatory submission to the National Medical Products Administration (“NMPA”) has been completed and we expect NMPA clearance in the second half of fiscal year 2024 and take orders shortly thereafter.

Backlog

Our backlog includes contractual agreements with our customers for the purchase of our CyberKnife or TomoTherapy platforms, including the Radixact Systems and related upgrades and we cannot provide assurance that we will convert backlog into recognized revenue primarily due to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers’ needs, priorities or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on an agreement, we remove the agreement from backlog and the order is considered aged-out. Agreements may age-out for many reasons, including but not limited to, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Age-ins represent orders that previously aged-out but have been recognized as revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period.

Our backlog also includes amounts not denominated in U.S. Dollars and therefore, fluctuations in the U.S. Dollar as compared to other currencies will impact revenue. Generally, strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment.

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Gross orders	$79,035	$85,381	$148,883	$155,365
Age-ins	6,526	8,367	12,416	19,569
Age-outs	(41,350)	(45,768)	(92,526)	(82,797)
Cancellations	—	(3,968)	(1,460)	(7,148)
Currency impacts and other	(3,342)	(3,829)	(6,874)	(4,043)
Net orders	$40,869	$40,183	$60,439	$80,946
Order backlog at the end of the period	$515,236	$581,267	$515,236	$581,267

As of December 31, 2022, our order backlog that represented upgrades sold through service contracts totaled $0.9 million as compared to $1.1 million as of December 31, 2021.

Gross Orders and Book to Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. Our book to bill ratio is defined as gross orders for the period divided by product revenue for the period.

Gross orders decreased by $6.3 million during the three months ended December 31, 2022, as compared to the same period in the prior fiscal year, primarily due to decreases in our Europe, India, Middle East and Africa ("EIMEA"), Japan and Asia Pacific regions, partially offset by an increase in our Americas region. TomoTherapy System gross orders and upgrades decreased by $9.0 million and CyberKnife Systems gross orders and upgrades increased by $2.7 million during the three months ended December 31, 2022, as compared to the same period in the prior fiscal year.

Gross orders decreased by $6.5 million during the six months ended December 31, 2022, as compared to the same period in the prior fiscal year, primarily due to decreases in our EIMEA, Japan and Asia Pacific regions, partially offset by increases in our Americas and China regions. CyberKnife Systems gross orders and upgrades decreased by $6.7 million, and TomoTherapy System gross orders and upgrades were unchanged during the six months ended December 31, 2022, as compared to the same period in the prior fiscal year.

Our book to bill ratio was 1.2 and 1.4 during the three and six months ended December 31, 2022, respectively, as compared to 1.4 and 1.4 during the three and six months ended December 31, 2021, respectively.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs net of age-ins, foreign currency impacts and other adjustments during the period.

Net orders increased by $0.7 million during the three months ended December 31, 2022, as compared to the same period in the prior fiscal year, primarily due to lower cancellations, a decrease in age-outs and a decrease in unfavorable foreign currency impacts, partially offset by a decrease in age-ins and gross orders.

Net orders decreased by $20.5 million during the six months ended December 31, 2022, as compared to the same period in the prior fiscal year, primarily due to decreases in age-ins, gross orders, and unfavorable foreign exchange impacts, and an increase in age-outs, partially offset by lower cancellations.

Results of Operations — Three and six months ended December 31, 2022 and 2021

	Three Months Ended December 31,				Six Months Ended December 31,
	2022	2021	Change		2022	2021	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Products (a)	$63,269	$60,721	2,548	4	$107,892	$113,480	(5,588)	(5)
Services (b)	51,491	55,554	(4,063)	(7)	103,361	110,237	(6,876)	(6)
Net revenue	114,760	116,275	(1,515)	(1)	211,253	223,717	(12,464)	(6)
Products gross profit	24,021	25,201	(1,180)	(5)	39,794	46,451	(6,657)	(14)
Services gross profit	18,946	17,426	1,520	9	37,770	35,700	2,070	6
Gross profit	42,967	42,627	340	1	77,564	82,151	(4,587)	(6)
Research and development expenses (c)	14,641	14,697	(56)	(0)	28,733	29,079	(346)	(1)
Selling and marketing expenses	13,586	13,233	353	3	24,381	24,504	(123)	(1)
General and administrative expenses	12,035	10,716	1,319	12	23,927	22,176	1,751	8
Loss on equity method investment, net	699	832	(133)	(16)	1,067	1,172	(105)	(9)
Other expense, net	2,831	2,490	341	14	5,389	5,158	231	4
Provision for income taxes	1,049	480	569	119	1,390	911	479	53
Net income (loss)	$(1,874)	$179	(2,053)	(1,147)	$(7,323)	$(849)	(6,474)	(763)

(a)
Includes sales to the JV, an equity method investment of $16,715 and $25,584 during the three and six months ended December 31, 2022 and $8,816 and $14,735 during the three and six months ended December 31, 2021, respectively. See Note 14.
(b)
Includes sales to the JV, an equity method investment of $2,494 and $5,451 during the three and six months ended December 31, 2022, respectively, and $2,679 and $5,494 during the three and six months ended December 31, 2021, respectively. See Note 14.
(c)
Includes chargeback to the JV, an equity method investment related to research and development project of $487 and $1,266 during the three and six months ended December 31, 2022, respectively, and $415 and $994 during the three and six months ended December 31, 2021, respectively.

Net Revenue

Products Net Revenue

Products net revenue increased by $2.5 million during the three months ended December 31, 2022, as compared to the same period in the prior fiscal year, mostly driven by an increase in revenue from the sale of systems. Product revenues during the three months ended December 31, 2022, as compared to the same period in the prior fiscal year, were unfavorably impacted by foreign exchange.

Products net revenue decreased by $5.6 million during the six months ended December 31, 2022, as compared to the same period in the prior fiscal year, primarily driven by a $3.2 million decrease in revenue from the sale of product upgrades and a $2.4 million decrease in revenue from the sale of systems. Product revenues during the six months ended December 31, 2022, as compared to the same period in the prior fiscal year, were unfavorably impacted by foreign exchange.

Services Net Revenue

Services net revenue decreased by $4.1 million during the three months ended December 31, 2022, as compared to the same period in the prior fiscal year, primarily due to a $2.7 million decrease from contract services that was largely driven by foreign exchange impacts and a $1.2 million decrease in revenue from training and installation activity.

Services net revenue decreased by $6.9 million during the six months ended December 31, 2022, as compared to the same period in the prior fiscal year, primarily due to a $5.0 million decrease in revenue from contract services that was largely driven by foreign exchange, and a $1.4 million decrease in revenue from training and installation.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net revenue	$114,760	$116,275	$211,253	$223,717
Americas	24%	35%	26%	33%
Europe, India, Middle East and Africa	35%	29%	36%	29%
Asia Pacific, excluding Japan and China	8%	9%	8%	6%
Japan	14%	10%	13%	10%
China	19%	17%	17%	22%

Revenue derived from sales outside of the Americas region was $86.8 million and $75.3 million during the three months ended December 31, 2022 and 2021, respectively. Revenues derived from sales outside the Americas region increased primarily due to an increase in system sales in the EIMEA, Japan and China regions. Revenues from the Americas region decreased primarily due to a decrease in system sales and contract service revenues.

Revenue derived from sales outside of the Americas region was $156.0 million and $148.8 million during the six months ended December 31, 2022 and 2021, respectively. Revenues derived from sales outside the Americas region increased primarily due to increases in system sales in the EIMEA, Japan and Asia Pacific regions, partially offset by a decrease in the sale of systems in China largely due to COVID-19 restrictions that occurred during the first fiscal quarter. Revenues from the Americas region decreased primarily due to decreases in system sales and contract service revenues.

Gross Profit

Overall gross profit increased by $0.3 million, or 1%, during the three months ended December 31, 2022, as compared to the same period in the prior fiscal year. Service gross profit increased by $1.5 million, primarily due to lower net parts consumption and freight expenses, partially offset by lower service revenues. Product gross profit decreased by $1.2 million primarily due to higher product cost of sales, partially offset by an increase in revenue from the sale of systems.

Overall gross profit decreased by $4.6 million, or 6%, during the six months ended December 31, 2022, as compared to the same period in the prior fiscal year. Product gross profit decreased by $6.7 million primarily due to an unfavorable product mix and unfavorable foreign exchange impact to net revenue. Service gross profit increased by $2.1 million, primarily due to lower net parts consumption, partially offset by an unfavorable foreign exchange impact to net revenue.

Research and Development

Research and development expenses decreased by $0.1 million, or 0%, during the three months ended December 31, 2022, as compared to the same period in the prior fiscal year. The decrease was primarily due to a reduction in outside services, mainly offset by higher employee compensation and benefits driven by severance payments in the second quarter of fiscal year 2023.

Research and development expenses decreased by $0.3 million, or 1%, during the six months ended December 31, 2022, as compared to the same period in the prior fiscal year. The decrease was primarily due to a reduction in outside services, partially offset by higher employee compensation and benefits driven by severance payments in the second quarter of fiscal year 2023.

Selling and Marketing

Selling and marketing expenses increased by $0.4 million, or 3%, during the three months ended December 31, 2022, as compared to the same period in the prior fiscal year. The increase was primarily driven by severance payments in the second quarter of fiscal year 2023, partially offset by lower employee compensation and benefits, and lower commissions to employees.

Selling and marketing expenses decreased by $0.1 million, or 1%, during the six months ended December 31, 2022, as compared to the same period in the prior fiscal year. The decrease was primarily driven by severance payments in the second quarter of fiscal year 2023 and an increase in travel and entertainment expenses, mainly offset by lower employee compensation and benefits and trade show expenses.

General and Administrative

General and administrative expenses increased by $1.3 million, or 12%, during the three months ended December 31, 2022, as compared to the same period in the prior fiscal year. The increase was primarily due to an increase in employee compensation and benefits as a result of an increase in headcount, higher audit fees, and an increase in consulting fees related to the implementation of a new ERP system.

General and administrative expenses increased by $1.8 million, or 8%, during the six months ended December 31, 2022, as compared to the same period in the prior fiscal year. The increase was primarily due to higher employee compensation and benefits as a result of an increase in headcount, higher audit fees, and an increase in consulting fees related to the implementation of a new ERP system, partially offset by a decrease in bad debt expense and lower operating costs.

Loss on equity method investment, net

Loss on equity method investment decreased by $0.1 million during both the three and six months ended December 31, 2022, as compared to the same periods in the prior fiscal year. These amounts relate to our JV.

Other Expense, net

Other expense, net increased by $0.3 million and $0.2 million during the three and six months ended December 31, 2022, respectively, as compared to the same period in the prior fiscal year, primarily due to an increase in interest expense, partially offset by a decrease in foreign currency translation losses.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. The provision for income taxes increased by $0.6 million and $0.5 million during the three and six months ended December 31, 2022, respectively, as compared to the same periods in the prior fiscal year. The changes in the provision for income taxes is primarily due to changes in deferred tax liability and higher foreign earnings.

Liquidity and Capital Resources

At December 31, 2022, we had $67.7 million in cash and cash equivalents. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. We continue however, to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic and macroeconomic conditions. In the second quarter of fiscal 2023, we announced a cost saving initiative designed to reduce operating costs. This cost saving initiative resulted in the reduction of our global workforce by 4.5% and is expected to cost approximately $2.4 million. We charged $1.9 million during the three months ended December 31, 2022, and estimate an additional charge of $0.5 million in the third quarter of fiscal year 2023. These charges are cash-based charges primarily related to severance expenses and other one-time termination benefits. At December 31, 2022, we have a remaining accrual of $1.1 million and expects the remaining amounts to be paid in fiscal year 2023.

In May 2021, we issued $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. Concurrently with the issuance of the notes, in May 2021, we entered into a senior secured credit agreement with Silicon Valley Bank, individually as a lender and agent, and the other lenders (the “Credit Agreement”), which provides for a five-year $80 million term loan facility (the "Term Loan Facility") and a $40 million revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2022, we had an outstanding balance under the Term Loan Facility of $73.0 million and Revolving Credit Facility of $10.0 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan Facility, the Revolving Credit Facility and our Convertible Notes outstanding as of December 31, 2022.

Our liquidity and cash flows have been and could continue to be materially impacted by the COVID-19 pandemic and current macroeconomic factors, including facility closures, supply chain disruptions, rising inflation, increased volatility in the financial markets, the potential of renewed "shelter in place" or quarantine orders, or other reasons related to the COVID-19 pandemic and current macroeconomic conditions. These factors have and could continue to negatively impact our business operations and cash flows for the foreseeable future, including reductions in revenue, decreases in gross margin and delays in payments from customers, as well as declines or delays in the conversion of backlog to revenue. There remain uncertainties as to how the COVID-19 pandemic and the current macroeconomic environment is likely to materially impact our business, results of operations, access to sources of liquidity and financial condition in the future. As a result, we are unable to predict with certainty the impact of the COVID-19 pandemic and current macroeconomic conditions on our ability to maintain compliance with the financial covenants contained in the credit and security agreements related to our Credit Facilities. We may also experience other, unexpected impacts to our business, including matters discussed in the Risk Factors in Item 1A below. While we were in compliance with such covenants for the period ended December 31, 2022, failure to meet the covenant requirements in the future could cause us to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require us to obtain waivers or amendments to the credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendments will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Additionally, the undistributed earnings of our foreign subsidiaries at December 31, 2022, for all countries except Japan, France, and Switzerland are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of the Company’s foreign earnings could be subject to income taxes. As of December 31, 2022, we had $31.0 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there will be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated.

Our cash flows for six months ended December 31, 2022 and 2021, are summarized as follows (in thousands):

	Six Months Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$(17,968)	$24,011
Net cash used in investing activities	(2,806)	(2,259)
Net cash used in financing activities	(90)	(14,510)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(79)	(747)
Net decrease in cash, cash equivalents and restricted cash	$(20,943)	$6,495

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended December 31, 2022 was from a decrease in net changes from assets and liabilities of $21.6 million and a net loss of $7.3 million, partially offset by non-cash items of $10.9 million.

•
Non-cash items primarily consisted of share-based compensation expense of $6.0 million, depreciation and amortization expense of $2.3 million, provision for inventories write-down of $2.0 million, loss from equity method investment of $1.1 million, and non-cash interest expense on debt of $0.4 million, partially offset by $1.0 million for the release of equity method investment intra-entity profit margin on sales.

•
The major contributors to the net changes of assets and liabilities during the six months ended December 31, 2022, were as follows: a $14.2 million increase in inventories primarily due to increased costs and delays in shipping of quarterly orders; a $8.2 million decrease in customer advances due to delivery of orders; a $8.1 million decrease in accrued liabilities which was primarily due to the fiscal year 2022 company-wide bonus payment made in our second quarter of fiscal year 2023, partially offset by a $5.7 million decrease in accounts receivable primarily due to an increase in collections; and a $3.0 million increase in accounts payable which was primarily due to the timing of payments.

Cash Flows from Investing Activities

Net cash used by investing activities was $2.8 million during the six months ended December 31, 2022 and was mostly related to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended December 31, 2022 was due to a $2.9 million repayment of the 3.75% Convertible Notes due 2022 and the scheduled payment of $3.0 million of the principal amount outstanding on our Term Loan Facility, mainly offset by a $5.0 million drawdown on our Revolving Credit Facility and $1.1 million in proceeds from employee stock plans.

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
•
Servicing and maturity of our current future indebtedness, including interest rates as further described in Part I, Item 3, “Interest Rate Risk”;
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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the six months ended December 31, 2022 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2022.

Off-Balance Sheet Arrangements

At December 31, 2022 we had open currency forward contracts to purchase or sell foreign currencies. See Note 7. Derivative Financial Instruments to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. The economic uncertainty in the current environment caused by the COVID-19 pandemic and macroeconomic environment however, could limit our ability to accurately make and evaluate our estimates and judgments. Actual results could therefore differ materially from those estimates if actual conditions differ from our assumptions.

During the six months ended December 31, 2022, there have been no changes to the critical accounting policies and estimates, which we believe are those related to revenue recognition and the assessment of stand-alone selling price (“SSP”), assessment of recoverability of goodwill, valuation of inventories, convertible notes, impairment of investments, and allowance for credit losses. Actual results could differ materially from those estimates.

Concentration of Credit and Other Risks

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

During the three and six months ended December 31, 2022 and 2021, one customer represented 10% or more of total net revenue. As of December 31, 2022, and June 30, 2022, we had one customer that accounted for 10% or more of our total accounts receivable, net.

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

Revenue Recognition

Our revenue is primarily derived from sales of CyberKnife and TomoTherapy platforms and services, which include post-contract customer support ("PCS") contracts (warranty period services and post-warranty services), installation services, training and other professional services. We record our revenue net of any value added or sales tax. We recognize revenue for certain performance obligations at the point in time when control is transferred, such as delivery of products. We recognize revenue for certain other performance obligations over a period of time as control of the goods or services is transferred, such as PCS and construction contracts. Payments received in advance of system shipment are recorded as customer advances and are deferred until product shipment when they are recognized in revenue. We assess the probability of collection based on a number of factors, including past transaction history with the customer and creditworthiness of the customer. We generally do not request collateral from our customers.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, are payable in foreign currencies and therefore, expose us to currency risk. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of December 31, 2022, we had open currency forward contracts to purchase or sell foreign currencies with stated, or notional value of approximately $57.7 million.

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

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and the Secured Overnight Financing Rate ("SOFR"). As of December 31, 2022, borrowings under the Term Loan Facility totaled $73.0 million net of issuance cost with an annual interest rate of 3.0% plus 90-day SOFR, and borrowings under the Revolving Credit Facility totaled $10.0 million with an annual interest rate of 3.0% plus 90-day SOFR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by a 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligation.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the six months ended December 31, 2022, that have been materially effected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Control Over Financial Reporting

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. These inherent limitations however, are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Further, the U.S. federal government has called for, or enacted, substantial changes to healthcare, trade, fiscal, and tax policies, which may include changes to existing trade agreements and may have a significant impact on our operations. For example, the United States has imposed tariffs on certain foreign products, including from China, that have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. If economic conditions worsen or new legislation is passed related to the healthcare system, trade, fiscal or tax policies, customer demand may not materialize to levels we require to achieve our anticipated financial results, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, uncertain credit markets and concerns regarding the availability of credit, including concerns related to the COVID-19 pandemic, inflation or a recession, could impact consumer and customer demand for our products and services, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates or does not improve, our business could be negatively affected by factors such as reduced demand for our products and services resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers, and delays associated with the ongoing COVID-19 pandemic. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy platforms. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house the CyberKnife or TomoTherapy platforms, the cost of which can be substantial. These delays have, in some instances, led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore, harm our business and results of operations. In addition, the ongoing global COVID-19 pandemic and other events that affect the global economy, has caused, and may continue to cause, uncertainty in the global markets. The risks related to the COVID-19 pandemic are discussed in more detail in our risk factor entitled “The effect of the COVID-19 pandemic, or the perception of its effects, on our operations and the operations of our customers and suppliers, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.”

The effect of the COVID-19 pandemic, or the perception of its effects, as well as the responses of governments and private industry on our operations and the operations of our customers and suppliers, have and could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Governments, public institutions, and other organizations have taken and are taking certain preventative or protective measures to combat the spread of the COVID-19 pandemic. While we are unable to predict the full impact of the COVID-19 pandemic, we are closely monitoring the trends in the COVID-19 pandemic and are continually assessing its current and potential effects on our business. For example, as a result of the recent COVID-19 related lockdowns in China, sales in China have decreased and we have experienced delays in the JV obtaining certain necessary regulatory approvals for a Class B device, which may continue if additional COVID-19 related lockdowns are initiated in the future. In addition, as a result of timing delays caused by the COVID-19 pandemic, we have and are continuing to experience disruptions in our sales and revenue cycle as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. These timing delays have been a result of various factors driven by the COVID-19 pandemic, including disruptions in the operations of our customers that have redirected customer resources to the COVID-19 response and away from purchases of capital equipment such as our products, disruptions and restrictions on our ability to travel to customer sites, disruptions in our supply chain, and manufacturing interruptions. We have also experienced delays in payment and planned installations as a result of the changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. A few customers have also requested to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, more customers may ask for the same, particularly if the effects of the COVID-19 pandemic worsen.

In addition, the COVID-19 pandemic and other factors continue to impact the global supply chain, causing disruptions to service providers, logistics and the flow and availability of supplies and products. In particular, we have experienced disruptions in parts of our supply chain that have resulted in delays in the receipt of certain components for our products that have also delayed shipments of our products as well as increased pricing pressure for such parts. These ongoing supply chain challenges and heightened logistics costs have affected our gross margins and net income (loss), and our current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses at least through the remainder of fiscal year 2023, if not longer. Furthermore, certain parts required for the manufacture and servicing of our products are scarce and becoming increasingly difficult to source, even at increased prices. If such parts become unavailable to us, we would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss). Additionally, to protect the health and well-being of our employees, suppliers, and customers, we have also made modifications to employee travel and limited non-essential work travel, as well as implemented remote work arrangements. In addition, other impacts of the COVID-19 pandemic have included and could include significant and unpredictable reductions in the demand for our products; a deepening of the changes to the operations and workflows of our customers that could result in increased customer defaults or delays in payment; additional delays, cancellations and redirection of planned capital expenditures and installations of our system by our customers to focus resources on COVID-19; a reduction or interruption in any of our manufacturing processes resulting in our inability to meet demand for our products or services; or closures of our key facilities or the facilities of our customers or suppliers. For example, cancellations of orders have increased due to the COVID-19 pandemic. Further, a lack of coordinated response on or compliance with risk mitigation with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business.

In addition, there has been ongoing disruption and uncertainty in the economy related to the COVID-19 pandemic, including supply chain disruption, labor shortages and uncertainty in the financial markets, which has adversely impacted our revenue, net income (loss) and cash flow. We have also incurred additional expenses required to mitigate such impacts. These impacts could continue to affect our business as the COVID-19 pandemic progresses. The impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the extent to which our operations and financial condition are affected by the COVID-19 pandemic, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted at this time and are uncertain, including the spread, severity and potential resurgence of COVID-19, the impact of new COVID-19 variants, vaccination deployment efforts, and how long the pandemic and associated health measures will last, among others. The situation continues to develop rapidly and additional impacts may arise that we are not aware of currently; however, the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, the COVID-19 pandemic and the various responses to it, may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.

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

We often need to educate physicians about the use of stereotactic radiosurgery, image guided radiation therapy (IGRT) and adaptive radiation therapy, convince healthcare payors that the benefits of the CyberKnife and TomoTherapy platforms and their related treatment processes outweigh their costs, and help train qualified physicians in the skilled use of these systems. In addition, we also must educate prospective customers regarding the entire functionality of our radiation therapy systems and their relative benefits compared to alternative products and treatment methods. We must also increase awareness among potential patients, who are increasingly educated about treatment options and therefore, impact adoption of new technologies by clinicians. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and robotic intensity-modulated radiotherapy (IMRT) as well as adaptive radiation therapy and IGRT generally and to encourage the acceptance and adoption of our products for these technologies. We cannot be sure that our products will gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

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

As of December 31, 2022, we had an accumulated deficit of $500.2 million. We have incurred net losses, and may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

As of December 31, 2022, we had total consolidated liabilities of approximately $417.0 million; including long-term liability of the Notes of $100.0 million, the Revolving Credit Facility of $10.0 million and the Term Loan Facility of $73.0 million, of which $5.7 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

The credit agreement governing the Credit Facilities also include certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case, subject to certain exceptions. In addition, such agreements require us to meet certain financial covenants, including a consolidated fixed charge coverage ratio and consolidated senior net leverage ratio, as defined in the credit agreement governing the Credit Facilities. In October 2022, we entered into the Amendment with respect of our Existing Credit Agreement to change the requirements of the financial maintenance covenants under the Existing Credit Agreement for the fiscal quarter ending December 31, 2022 through the end of the fiscal quarter ending June 30, 2023. However, following June 30, 2023, the covenants become more difficult to comply with. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because substantially all of our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by our lenders. From time to time, we may not be in compliance with such covenants or other terms governing the Credit Facilities and we may be required to obtain waivers or amendments to the credit agreement from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing the Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

In addition, our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and the Secured Overnight Financing Rate ("SOFR"). As of December 31, 2022, borrowings under the Term Loan Facility totaled $73.0 million net of issuance cost with an annual interest rate of 3.0% plus 90-day SOFR, and borrowings under the Revolving Credit Facility totaled $10.0 million with an annual interest rate of 3.0% plus 90-day SOFR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million.

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

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. The COVID-19 pandemic has adversely impacted the pace at which the backlog converts to revenue. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020, 2021, and 2022 caused by the COVID-19 pandemic, which resulted in decreased revenue for these periods. We expect that such delays in deliveries and installations will continue to some degree through at least the remainder of fiscal year of 2023, which would have a negative impact on our revenue during such period. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

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

•
As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following: economic or political instability in the world or in particular regions or countries in which we do business, including the market volatility resulting from the COVID-19 pandemic and conflicts or war, such as the war in Ukraine;
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

Our global business could be negatively affected by trade barriers and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Any exports or sales of our products into Russia and Belarus may be impacted by these restrictions. The military conflict in Ukraine has also led to an unprecedented expansion of sanction programs imposed against Russia by the United States, Canada, the EU, the United Kingdom, Switzerland, and Japan, among others, that in relevant part, impose sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the EU, making it increasingly difficult to transfer money from Russia to other countries. In response to new international sanctions, and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and imposed other economic and financial restrictions. If we are unable to receive payment from customers in Russia or transfer money outside of Russia, it could affect our ability to convert backlog from that region into revenue. The situation is still evolving, and the United States, the EU, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and measures, as well as existing and potential further responses from Russia or other countries, could adversely affect the global economy and financial markets, as well as our business, financial condition and results of operations, which may also magnify the impact of other risks described in this “Risk Factors” section.

There is also currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. Since the beginning of 2018, there has been legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife platforms, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from our suppliers. China has responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which include certain of our products. Although the U.S. and China signed an initial trade deal in January 2020 and China announced a one year tariff exemption for medical linear accelerators in September 2019 (which was further extended through May 31, 2022 and we have submitted documentation in support of a longer-term extension), there has been a change in the U.S. presidential administration and, for that, and other reasons, there is no assurance that the trade deal will be signed or that the exemption on medical linear accelerators will continue or that we will continue to qualify for such exemption. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

We currently depend on single source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy platforms, including, with respect to the CyberKnife platform, the robot, couch and magnetron and, with respect to the TomoTherapy platforms, the couch, solid state modulator and magnetron. In addition, as a result of global supply chain disruptions, we have experienced and continue to experience disruptions in parts of our supply chain, which has caused delays in the receipt of certain component parts for our products and increased pricing pressure for such parts, including with respect to parts purchased from our single-source suppliers, adversely affecting our gross margins in the near term, and increasing the risk that these supply chain disruptions could materially affect our ability to meet customer demand. Furthermore, as a result of the effects of the COVID-19 pandemic and associated supply chain challenges, some of our suppliers have limited or reduced the sale of such components to us or increased the cost of certain components to us. If these conditions worsen, or if these suppliers were to experience financial difficulties, additional supply chain or other problems that prevents them from supplying us with the necessary components, we could fail to meet product demand, which could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components, including as a result of global shortages in important components, have resulted in, and will continue to cause inflationary pressure on our supply chain and could cause a significant increase in the costs of these components, which could affect our results of operations. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. Difficulties in obtaining a sufficient supply of component materials continue to increase, and we expect such difficulties to persist at least through the remainder of fiscal year of 2023, if not longer. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

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

Our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors that impact customer confidence and spending, including capital spending. Changes in economic conditions, supply chain constraints, logistics challenges, the conflict between Russia and Ukraine and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs, including increased freight costs and logistics expenses. In an inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and cost commitments are linked to contractual agreements that extend many years into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures.

We depend on key employees, the loss of whom would adversely affect our business. If we fail to attract and retain employees with the expertise required for our business, we may be unable to continue to grow our business.

We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we face significant competition for key personnel and other employees, particularly in the San Francisco Bay Area where our headquarters is located, from other medical equipment and software manufacturers, technology companies, universities and research institutions. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. Moreover, we have in the past conducted reductions in force in order to optimize our organizational structure and reduce costs, and certain senior personnel have also departed for various reasons. For example, in December 2022, we reduced the global workforce by four and half percent. At the same time, we may face high turnover, requiring us to expend time and resources, including financial resources, to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain key personnel and other employees, we may be unable to continue to grow our business successfully.

Disruption of critical information technology systems, infrastructure and data or cyberattacks or other security breaches or incidents could harm our business and financial condition.

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss, unavailability of or damage to data and intellectual property through a cyberattack (including ransomware and other attacks) or other security breach or incident. While management is committed to identifying and improving data security risks through oversight of data security by our Chief Information Security Officer and implementation of various technical safeguards, procedural requirements and policies, regardless of the resources we allocate and the effectiveness with which we manage them, we face a risk of cyberattacks and other security breaches and incidents. Any cyberattacks or other security breaches or incidents we suffer could expose us to a risk of lost or corrupted information, unavailability of information, unauthorized disclosure of information, claims, litigation and possible liability to employees, customers and others, and investigations and proceedings by regulatory authorities. Additionally, cyberattack activity may be heightened in connection with the military conflict in Ukraine. In addition to potential exposure to cyberattacks, security incidents, or other actions that may compromise the security of or interfere with the function of our products, defects or vulnerabilities in the software or systems of our third party vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, results of operations, or cash flows and may also harm our reputation, brand, and customer relationships.

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

In addition, privacy and security breaches and incidents arising from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized persons or to the public and may compromise our security systems. There can be no assurance that any efforts we make to prevent against such privacy or security breaches or incidents will prevent breakdowns or breaches or incidents in our systems or those of our third-party service providers that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received in the past and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties, which, if successful, could pose a risk of loss, unavailability, or corruption of, or unauthorized access to or acquisition of, data, risk to patient safety and risk of product recall. As the techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Third-party service providers store and otherwise process certain personal data and other confidential or proprietary information of ourselves and third parties on our behalf, and these service providers face similar risks. Moreover, we manufacture and sell hardware and software products that allow our customers to store confidential information about their patients. Both types of products are often connected to and reside within our customers’ information technology infrastructures. We do not have measures to configure or secure our customers’ equipment or any information stored in our customers’ systems or at their locations, which is the responsibility of our customers. Our customers are also continually updating their cybersecurity standards for the products that they purchase. While we have implemented security measures designed to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not meet the standards set by our customers or be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and may not be recognized until launched against a target. A network security or systems security breach of incident suffered by ourselves or our third-party service providers or other events that cause the loss or unauthorized use or disclosure of, or access by third parties to, sensitive information stored by us or our customers could result in loss, unavailability, or unauthorized acquisition, modification, or other processing of data, and any such events, or the perception that these events have occurred or that our security measures for our products are lacking, could have serious negative consequences for our business, including indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our customers to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could have an adverse effect on our financial results.

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

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information and other personal, customer or other data, the scope of which is continually evolving and subject to differing interpretations. Our worldwide operations mean that we are subject to privacy, cyber security and data protection laws and regulations in many jurisdictions to varying degrees, and that some of the data we process, store and transmit may be transmitted across countries. For example, in the U.S., Health Insurance Portability and Accountability Act (“HIPAA”) privacy and security rules require us as a business associate, in certain instances, to protect the confidentiality of patient health information, and the Federal Trade Commission has consumer protection authority, including regarding privacy and cyber security. In Europe, the General Data Protection Regulation (“GDPR”), which went into effect in May 2018, imposes several stringent requirements for controllers and processors of personal data that will increase our obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, the Data Protection Act of 2018 and the UK GDPR collectively implement material provisions of the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues.

Data transfer and localization requirements also appear to be increasing and becoming more complex. With regard to transfers to the U.S. of personal data from our employees and European customers and users, both the EU-U.S. Privacy Shield and standard contractual clauses issued by the European Commission (the "EU SCCs") have been subject to legal challenge. In July 2020, the Court of Justice of the European Union (“CJEU”) released a decision in the Schrems II case (Data Protection Commissioner v. Facebook Ireland, Schrems) (the “CJEU Decision”), declaring the EU-U.S. Privacy Shield invalid and imposing additional obligations in connection with the use of the EU SCCs, another mechanism for cross-border personal data transfers from the European Economic Area (“EEA”). Although the EU SCCs remain a valid means to transfer personal data from the EEA, the CJEU imposed additional obligations in connection with their use and, on June 4, 2021, the European Commission issued revised EU SCCs that address certain concerns of the CJEU. The United Kingdom also has issued new standard contractual clauses (the "UK SCCs") that became effective March 21, 2022, and which, like the EU SCCs are required to be implemented. The CJEU Decision, the revised EU SCCs and UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, and the United Kingdom, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

Other jurisdictions have adopted laws and regulations addressing privacy, data protection, data security, or other aspects of data processing, such as data localization. For example, the People’s Republic of China ("PRC") and Russia have passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data if certain data quantity thresholds are triggered. Additionally, the Personal Information Protection Law (“PIPL”) of the PRC, was adopted on August 20, 2021, and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million Renminbi or 5% of a covered company’s revenue in the prior year. We may be required to modify our policies, procedures, and data processing measures in order to address requirements under these or other privacy, data protection, or cyber security regimes, and may face claims, litigation, investigations, or other proceedings regarding them and may incur related liabilities, expenses, costs, and operational losses.

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

Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), approved by California voters in November 2020, became effective on January 1, 2023. The CPRA, which significantly modifies the CCPA, has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA, as modified by the CPRA, is prompting a wave of similar legislative developments in other states in the U.S., which could potentially create a patchwork of overlapping but different state laws. For example, Virginia, Colorado, Utah, and Connecticut all have enacted state laws that have become, or will become, effective in 2023. These new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. Additionally, the U.S. federal government is contemplating privacy legislation. We cannot fully predict the impact of the CCPA, CPRA, or other new or proposed legislation on our business or operations, but the restrictions imposed by these laws and regulations may require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect consumer privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

Privacy, cyber security and data protection legislation around the world is comprehensive and complex and there has been a recent trend towards more stringent enforcement of requirements regarding protection and confidentiality of personal data. The restrictions imposed by such laws and regulations may limit the use and adoption of our products and services, reduce overall demand for our products and services, require us to modify our data handling practices and impose additional costs and burdens. With increasing enforcement of privacy, cyber security and data protection laws and regulations, there is no guarantee that we will not be subject to investigation, enforcement actions or other proceedings by governmental bodies or that our costs relating to privacy, data protection or cyber security laws and regulations will not increase significantly. Enforcement actions, investigations and other proceedings can be costly, require significant time and attention of management and other personnel and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies. While we have not been named in any such suits, we may be in the future, including if we were to suffer a security breach or incident. Any inability to adequately address concerns relating to privacy, data protection or cyber security, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Our actual or alleged failure to comply with applicable laws and regulations could result in investigation, enforcement actions or other proceedings against us, including fines and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could harm our business, results of operations and financial condition.

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

We rely on third parties to perform shipping and logistics functions on our behalf. Failures or disruptions at our logistics providers has occurred and could continue to occur, which would adversely impact our business.

Customer service is a critical element of our sales strategy. Third party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of COVID-19, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, we have experienced and continued to experience delays in shipment of parts to customers as well as increased freight and logistics expenses, which has intensified as a result of macroeconomic factors and may also intensify if the COVID-19 pandemic continues to disrupt the global supply chain. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs to continue through at least the remainder of fiscal year 2023, if not longer. If this continues for longer than we expect or if any of the above occurs our customers may experience further delays and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of December 31, 2022, customer contracts with extended payment terms of more than one year amounted to approximately 7% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. In addition, as a result of the COVID-19 pandemic and the resulting disruption to the operations of our customers, we have experienced and may continue to experience increased requests by our customers for extended payment terms as well as temporary suspensions of service and the corresponding payment obligations. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

Laws and ethical rules governing interactions with healthcare providers. The Medicare and Medicaid “anti‑kickback” laws, and similar state laws, prohibit soliciting, offering, paying or accepting any payments or other remuneration that is intended to induce any individual or entity to either refer patients to or purchase, lease or order, or arrange for or recommend the purchase, lease or order of, healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. Such laws impact our sales, marketing and other promotional activities by reducing the types of financial arrangements we may have with our customers, potential customers, marketing consultants and other service providers. They particularly impact how we structure our sales offerings, including discount practices, customer support, product loans, education and training programs, physician consulting, research grants and other service arrangements. Many of these laws are broadly drafted and are open to a variety of interpretations, making it difficult to determine with any certainty whether certain arrangements violate such laws, even if statutory safe harbors are available. Generally, courts have taken a broad interpretation of the scope of the “anti-kickback” laws, holding that these laws may be violated if merely one purpose of a payment arrangement is to induce referrals or purchases. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of these laws can be punishable with prison time, and can also result in criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

Federal and state “false claims” laws generally prohibit the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from government payors. Although we do not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses or indications that are not approved by the FDA. In addition to actions initiated by the government itself, the federal False Claims Act authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud called a “relator”. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the relator succeeds in obtaining redress without the government’s involvement, then the relator is typically entitled to receive a percentage of the recovery. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim, and may be excluded from participation in federal health care programs, and, although the federal False Claims Act is a civil statute, violations may also implicate various federal criminal statutes. Several states have also adopted comparable state false claims act, some of which apply to all payors.

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
•
political or social uncertainties, including as a result of the conflict between Russia and Ukraine;
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

At December 31, 2022, we had $67.7 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	First Amendment to Credit Agreement among the Registrant, as the Borrower, the several banks and other financial institutions or entities party hereto, and Silicon Valley Bank, as administrative agent, issuing lender and swingline lender, dated as of October 28, 2022.	—	—	—	—	X
10.2	Accuray Incorporated Amended and Restated 2016 Equity Incentive Plan and forms of award agreements thereunder	8-K	—	10.1	11/16/22	—
10.3	Accuray Incorporated Amended and Restated 2007 Employee Stock Purchase Plan	8-K	—	10.2	11/16/22	—
10.4	Accuray Incorporated Form of Indemnification Agreement	8-K	—	10.1	11/17/22	—
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: February 2, 2023
	By:	/s/ Suzanne Winter
Suzanne Winter
President & Chief Executive Officer

	By:	/s/ Ali Pervaiz
Ali Pervaiz
Senior Vice President & Chief Financial Officer