Form 10-Q
period 2023-03-31
ACCURAY INC
filed 2023-05-08
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33301

ACCURAY INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	20-8370041
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 2, 2023, there were 95,751,773 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$89,057	$88,737
Restricted cash	189	204
Accounts receivable, net of allowance for credit losses of $426 and $1,000 as of March 31, 2023, and June 30, 2022, respectively (a)	77,350	94,442
Inventories	150,581	142,254
Prepaid expenses and other current assets (b)	25,455	23,794
Deferred cost of revenue	283	1,459
Total current assets	342,915	350,890
Property and equipment, net	11,722	12,685
Investment in joint venture	12,217	13,879
Operating lease right-of-use assets, net	24,408	16,798
Goodwill	57,807	57,840
Intangible assets, net	257	250
Long-term restricted cash	1,604	1,213
Other assets	24,790	19,294
Total assets	$475,720	$472,849
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,647	$31,337
Accrued compensation	21,434	29,441
Operating lease liabilities, current	4,009	8,567
Other accrued liabilities	36,811	30,285
Customer advances	22,078	25,290
Deferred revenue	73,137	75,375
Short-term debt	5,713	8,563
Total current liabilities	191,829	208,858
Long-term liabilities:
Operating lease liabilities, non-current	22,466	10,453
Long-term other liabilities	4,643	3,748
Deferred revenue, non-current	29,245	24,694
Long-term debt	172,832	171,907
Total liabilities	421,015	419,660
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of March 31, 2023, and June 30, 2022, respectively; issued and outstanding: 95,557,942 and 93,499,500 shares at March 31, 2023, and June 30, 2022, respectively	96	94
Additional paid-in-capital	551,847	543,211
Accumulated other comprehensive income	2,342	2,406
Accumulated deficit	(499,580)	(492,522)
Total stockholders' equity	54,705	53,189
Total liabilities and stockholders' equity	$475,720	$472,849

(a)
Includes trade receivables from the China joint venture, an equity method investment, of $19,727 and $24,828 at March 31, 2023, and June 30, 2022, respectively. See Note 14.
(b)
Includes other receivable from the China joint venture, an equity method investment, of $97 and $861 at March 31, 2023, and June 30, 2022, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net revenue:
Products (a)	$62,846	$43,198	$170,738	$156,678
Services (b)	55,214	52,971	158,575	163,208
Total net revenue	118,060	96,169	329,313	319,886
Cost of revenue:
Cost of products	43,529	28,371	111,627	95,400
Cost of services	35,813	33,014	101,404	107,551
Total cost of revenue (c)	79,342	61,385	213,031	202,951
Gross profit	38,718	34,784	116,282	116,935
Operating expenses:
Research and development (d)	14,209	14,104	42,942	43,183
Selling and marketing	11,130	10,798	35,511	35,302
General and administrative	11,063	10,174	34,990	32,350
Total operating expenses	36,402	35,076	113,443	110,835
Income (loss) from operations	2,316	(292)	2,839	6,100
Income from equity method investment, net	2,027	1,946	960	774
Other expense, net	(3,222)	(2,293)	(8,611)	(7,451)
Income (loss) before provision for income taxes	1,121	(639)	(4,812)	(577)
Provision for income taxes	522	407	1,912	1,318
Net income (loss)	$599	$(1,046)	$(6,724)	$(1,895)
Net income (loss) per share - basic	$0.01	$(0.01)	$(0.07)	$(0.02)
Net income (loss) per share - diluted	$0.01	$(0.01)	$(0.07)	$(0.02)
Weighted average common shares used in computing net loss per share:
Basic	95,522	92,761	94,532	91,780
Diluted	97,455	92,761	94,532	91,780
Net income (loss)	$599	$(1,046)	$(6,724)	$(1,895)
Foreign currency translation adjustment	801	(1,013)	(64)	(890)
Comprehensive income (loss)	$1,400	$(2,059)	$(6,788)	$(2,785)

(a)
Includes sales to the China joint venture, an equity method investment, of $18,118 and $43,702 during the three and nine months ended March 31, 2023, and $17,442 and $32,177 during the three and nine months ended March 31, 2022, respectively. See Note 14.
(b)
Includes sales to the China joint venture, an equity method investment, of $2,696 and $8,147 during the three and nine months ended March 31, 2023, respectively, and $2,326 and $7,820 during the three and nine months ended March 31, 2022, respectively. See Note 14.
(c)
Includes cost of revenue from sales to the China joint venture, an equity method investment, of $13,905 and $29,728 during the three and nine months ended March 31, 2023, respectively, and $14,838 and $29,086 during the three and nine months ended March 31, 2022, respectively.
(d)
Includes a charge back to the China joint venture, an equity method investment, related to a research and development project of $97 and $1,363 during the three and nine months ended March 31, 2023, respectively, and $549 and $1,543 during the three and nine months ended March 31, 2022, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2022	93,500	$94	$543,211	$2,406	$(492,522)	$53,189
Issuance of restricted stock	279	—	—	—	—	—
Share-based compensation	—	—	2,906	—	—	2,906
Net loss	—	—	—	—	(5,449)	(5,449)
Foreign currency translation adjustment	—	—	—	(3,655)	—	(3,655)
Balance at September 30, 2022	93,779	$94	$546,117	$(1,249)	$(497,971)	$46,991
Issuance of restricted stock	1,062	—	(116)	—	—	(116)
Issuance of common stock under employee stock purchase plan	653	1	1,138	—	—	1,139
Share-based compensation	—	—	3,136	—	—	3,136
Net loss	—	—	—	—	(1,874)	(1,874)
Foreign currency translation adjustment	—	—	—	2,790	—	2,790
Other			13		(334)	(321)
Balance at December 31, 2022	95,494	$95	$550,288	$1,541	$(500,179)	$51,745
Issuance of restricted stock	64	1	—	—	—	1
Share-based compensation	—	—	1,559	—	—	1,559
Net income	—	—	—	—	599	599
Foreign currency translation adjustment	—	—	—	801	—	801
Balance at March 31, 2023	95,558	$96	$551,847	$2,342	$(499,580)	$54,705

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2021	90,822	$91	$554,680	$2,093	$(488,024)	$68,840
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	(25,633)	—	849	(24,784)
Issuance of restricted stock	97	—	—	—	—	—
Share-based compensation	—	—	2,506	—	—	2,506
Net loss	—	—	—	—	(1,028)	(1,028)
Foreign currency translation adjustment	—	—	—	231	—	231
Balance at September 30, 2021	90,919	$91	$531,553	$2,324	$(488,203)	$45,765
Exercise of stock options, net	331	1	1,223			$1,224
Issuance of restricted stock	1,061	—	(258)	—	—	(258)
Issuance of common stock under employee stock purchase plan	422	1	1,523	—	—	1,524
Share-based compensation	—	—	2,668	—	—	2,668
Net income	—	—	—	—	179	179
Foreign currency translation adjustment	—	—	—	(108)	—	(108)
Balance at December 31, 2021	92,733	$93	$536,709	$2,216	$(488,024)	$50,994
Issuance of restricted stock	69	—	—	—	—	—
Share-based compensation	—	—	2,674	—	—	2,674
Net loss	—	—	—	—	(1,046)	(1,046)
Foreign currency translation adjustment	—	—	—	(1,013)	—	(1,013)
Balance at March 31, 2022	92,802	$93	$539,383	$1,203	$(489,070)	$51,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(6,724)	$(1,895)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,430	4,244
Share-based compensation	7,601	7,911
Amortization of debt issuance costs	688	594
Provision for (recovery from) credit losses	(410)	241
Provision for write-down of inventories	2,565	2,826
Loss on disposal of property and equipment	55	28
Income on equity method investment	(960)	(774)
Deferral of equity method investment intra-entity profit margin from sales	1,333	3,559
Changes in assets and liabilities:
Accounts receivable	18,970	(4,611)
Inventories	(9,530)	(15,854)
Prepaid expenses and other assets	(5,946)	(2,656)
Deferred cost of revenue	1,176	2,657
Accounts payable	(2,008)	13,013
Operating lease liabilities, net of operating lease right-of-use assets	(153)	(666)
Accrued liabilities	(623)	(3,366)
Customer advances	(3,391)	(326)
Deferred revenues	585	(2,681)
Net cash provided by operating activities	6,658	2,244
Cash flows from investing activities
Purchases of property and equipment	(4,579)	(3,321)
Purchase of intangible assets	(67)	—
Acquisition of assets	(59)	—
Net cash used in investing activities	(4,705)	(3,321)
Cash flows from financing activities
Proceeds from employee stock plans	1,139	1,524
Proceeds from exercise of options	-	1,224
Taxes paid related to net share settlement of equity awards	(116)	(258)
Debt issuance costs	(248)	—
Paydown under Term Loan Facility	(4,500)	(3,000)
Repayments under the Notes	(2,865)	—
Borrowings (repayments) under Revolving Credit Facility, net	5,000	(15,000)
Net cash used in financing activities	(1,590)	(15,510)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	333	(2,326)
Net increase (decrease) in cash, cash equivalents and restricted cash	696	(18,913)
Cash, cash equivalents and restricted cash at beginning of period	90,154	118,201
Cash, cash equivalents and restricted cash at end of period	$90,850	$99,288
Supplemental non-cash disclosures of cash flow information:
Reclassification of equity component of convertible notes into liabilities upon adoption of ASU 2020-06	$-	$25,633
Acquisition of assets included in accrued liabilities	$956	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and nine months ended March 31, 2023, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 17, 2022.

Risks and Uncertainties

The Company is subject to risks and uncertainties caused by events with significant geopolitical and macroeconomic impacts, including, but not limited to, the Russian invasion of Ukraine, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations, instability in the banking and financial services sector and COVID-19.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the nine months ended March 31, 2023, compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

When the Company receives advances or deposits from customers before revenue is recognized, this results in a contract liability. It can take two or more years from the time of order to revenue recognition due to the Company’s long sales cycle.

Changes in the contract assets and liabilities are as follows (dollars in thousands):

	March 31, 2023	June 30, 2022	Change
	Amount	Amount	$	%
Contract Assets:
Unbilled accounts receivable – current (1)	$10,238	$13,325	(3,087)	(23%)
Interest receivable – current (2)	388	493	(105)	(21%)
Long-term accounts receivable (3)	4,782	5,301	(519)	(10%)
Interest receivable – non-current (3)	637	683	(46)	(7%)
Contract Liabilities:
Customer advances	22,078	25,290	(3,212)	(13%)
Deferred revenue – current	73,137	75,375	(2,238)	(3%)
Deferred revenue – non-current	29,245	24,694	4,551	18%

(1)
Included in accounts receivable on the unaudited condensed consolidated balance sheets.
(2)
Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
(3)
Included in other assets on the unaudited condensed consolidated balance sheets.

During the nine months ended March 31, 2023, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. During the nine months ended March 31, 2023, contract liabilities changed due to changes in the timing of revenue recognition as a result of changes in shipping timing, transaction price, reduced customer deposits for system sales and for which the warranty was deferred.

During the three and nine months ended March 31, 2023, the Company recognized revenue of $17.9 million and $73.4 million, respectively, which was included in the deferred revenue balances at June 30, 2022. During the three and nine months ended March 31, 2022, the Company recognized revenue of $12.5 million and $71.2 million, which was included in the deferred revenue balances at June 30, 2021.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of March 31, 2023, total remaining performance obligations amounted to $1,060.2 million. Of this total amount, $72.4 million related to long-term warranty and non-cancellable post-warranty services, which is the estimated revenue expected to be recognized over the remaining service period and warranty period for systems that have been delivered (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's remaining performance obligations related to long-term warranty and non-cancellable post-warranty services as of March 31, 2023 (in thousands):

	Fiscal years of revenue recognition
	2023	2024	2025	Thereafter
Long-term warranty and non-cancellable post-warranty services	$8,396	$27,188	$19,657	$17,131

For the remaining $987.8 million of performance obligations (i.e., open systems sales, upgrades, training and other miscellaneous items), the Company estimates 26% to 28% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. The Company anticipates a portion of its open contracts may never result in revenue recognition primarily due to the long sales cycle and factors outside of its control, including changes to its customers' needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. Based on historical experience and management's best estimate, approximately 19% of the Company’s $937.5 million open system sales contracts as of March 31, 2023, may never result in revenue.

Capitalized Contract Costs

As of March 31, 2023, and June 30, 2022, the balance of capitalized costs to obtain a contract was $11.5 million and $11.4 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the unaudited condensed consolidated balance sheets.

The Company incurred impairment losses of $0.2 million and $0.6 million during the three and nine months ended March 31, 2023, respectively, and $0.1 million and $0.4 million during the three and nine months ended March 31, 2022, respectively. The Company recognized expenses related to the amortization of the capitalized contract costs of $1.0 million and $2.9 million during the three and nine months ended March 31, 2023, respectively, and $1.0 million and $2.8 million during the three and nine months ended March 31, 2022, respectively.

Note 4. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s balance sheets. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year are included in other assets on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of a customer at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new orders and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near‑term risk of non‑payment. The Company performs an assessment each quarter of the allowance for credit losses related to its financing receivables.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	March 31, 2023	June 30, 2022
Financing receivables	$6,000	$6,137
Allowance for credit losses	(943)	(943)
Total, net	$5,057	$5,194
Reported as:
Current	$2,265	$2,435
Non-current	2,792	2,759
Total, net	$5,057	$5,194

The Company did not have any additions to the allowance for credit losses during the three and nine months ended March 31, 2023 and 2022.

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Raw materials	$63,906	$61,871
Work-in-process	18,100	16,367
Finished goods	68,575	64,016
Inventories	$150,581	$142,254

The Company's inventories on the unaudited condensed consolidated balance sheets are net of reserves.

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Furniture and fixtures	$1,583	$1,766
Computer and office equipment	7,827	8,605
Software	5,220	5,344
Leasehold improvements	26,455	26,659
Machinery and equipment	46,594	46,522
Construction in progress	3,675	2,999
	91,354	91,895
Less: Accumulated depreciation	(79,632)	(79,210)
Property and equipment, net	$11,722	$12,685

Depreciation expense related to property and equipment was $1.1 million and $3.3 million during the three and nine months ended March 31, 2023, respectively, and $1.4 million and $4.1 million during the three and nine months ended March 31, 2022, respectively.

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

The components of accumulated other comprehensive income in the stockholders' equity section of the Company’s unaudited condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2023	June 30, 2022
Cumulative foreign currency translation adjustment	$(1,605)	$(1,541)
Defined benefit pension obligation	3,947	3,947
Accumulated other comprehensive income	$2,342	$2,406

Statements of Operations

Other expense, net, consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Interest expense	$(2,724)	$(1,981)	$(7,630)	$(6,096)
Foreign currency exchange loss	(244)	(406)	(528)	(1,807)
Other income (expense), net	(254)	94	(453)	452
Total other expense, net	$(3,222)	$(2,293)	$(8,611)	$(7,451)

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

Operating lease costs were $2.4 million and $7.0 million during the three and nine months ended March 31, 2023, respectively, not including short-term operating lease costs of $0.1 million and $0.3 million, respectively. Operating lease costs were $2.3 million and $7.0 million during the three and nine months ended March 31, 2022, respectively, not including short-term operating lease costs of $0.1 million and $0.3 million, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $2.5 million and $6.9 million during the three and nine months ended March 31, 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $2.4 million and $7.3 million during the three and nine months ended March 31, 2022, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets were $13.7 million and $1.5 million during the nine months ended March 31, 2023 and 2022, respectively.

Operating lease right-of-use assets and operating lease obligations consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Operating lease right-of-use assets
Balance at the beginning of period	$16,798	$22,522
Lease asset added	14,003	3,522
Amortization for the year	(6,393)	(9,246)
Balance at the end of period	$24,408	$16,798

Operating lease obligations
Balance at the beginning of period	$19,020	$25,609
Lease liability added	13,747	3,209
Repayment and interest accretion	(6,292)	(9,798)
Balance at the end of period	$26,475	$19,020

Current portion of operating lease obligations	$4,009	$8,567
Non-current portion of operating lease obligations	22,466	10,453

Maturities of operating lease liabilities as of March 31, 2023, are presented in the table below (dollars in thousands):

Amount
2023 (remaining three months)	$2,421
2024	3,069
2025	4,486
2026	3,409
2027	3,212
Thereafter	26,265
Total operating lease payments	42,862
Less: imputed interest	(16,387)
Present value of operating lease liabilities	$26,475
Weighted average remaining lease term (in years)	8.7
Weighted average discount rate	9.0%

Note 6. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Balance at the beginning of the period	$57,840	$57,960
Currency translation	(33)	(120)
Balance at the end of the period	$57,807	$57,840

In the second quarter of fiscal year 2023, the Company performed its annual goodwill impairment test and determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Purchased Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, consisted of the following (in thousands):

	March 31, 2023			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Patent license	$1,132	$(875)	$257	$1,170	$(920)	$250

The Company did not identify any triggering events that would indicate a potential impairment of its definite-lived intangible and long-lived assets as of March 31, 2023.

The estimated future amortization expense of acquired intangible assets, net, as of March 31, 2023, is as follows (in thousands):

Amount
2023 (remaining three months)	$47
2024	151
2025	44
2026	15
Total estimated future amortization expense	$257

Note 7. Derivative Financial Instruments

The Company utilizes foreign currency forward contracts with reputable financial institutions to manage its exposure of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated cash, customer receivables and liabilities. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies primarily include the Japanese Yen, Swiss

Franc, and Euro. The periods of these forward contracts range up to approximately three months and the notional amounts are intended to be consistent with changes in the underlying exposures.

The notional amount of the Company's outstanding forward currency exchange contracts consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Swiss Franc	$27,461	$27,910
Chinese Yuan	2,225	2,524
Euro	5,582	16,307
British Pound	669	3,699
Indian Rupee	3,417	3,728
Japanese Yen	9,029	14,167
Canadian Dollar	4,626	—
Total outstanding forward currency exchange contracts	$53,009	$68,335

Gains and losses on the Company's foreign currency forward contracts are recorded in Other expense, net, on the Company's unaudited condensed consolidated statements of operations. The following table provides information about the gain or loss associated with the Company’s derivative financial instruments not designated as hedging instruments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Foreign currency exchange gain (loss) on forward contracts	$127	$(48)	$888	$(194)

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

Assets and Liabilities That Are Measured at Fair Value

As of March 31, 2023, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated or notional value of $53.0 million. The fair value of the underlying currency, based upon the March 31, 2023 exchange rate, was $53.0 million, which it considers to be a Level 2 fair value measurement.

As of June 30, 2022, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated or notional value of $68.3 million. The fair value of the underlying currency, based upon the June 30, 2022 exchange rate, was $68.3 million, which it considers to be a Level 2 fair value measurement.

The Company’s debt is measured on a recurring basis using Level 2 inputs based upon observable inputs of the Company’s convertible debt. The Revolving Credit Facility (as defined in Note 10) and the Term Loan Facility (as defined in Note 10) reflect the bank quoted market rates, which the Company considers to be a Level 2 fair value measurement. The Company believes that the carrying value of these financial instruments approximates its estimated fair value based on the effective interest rate, compared to the current market rate available to the Company and analyzed at quarter-end.

The table below summarizes the carrying value and estimated fair value of the Term Loan Facility, the Revolving Credit Facility, the 3.75% Convertible Senior Notes due July 2022, and the 3.75% Convertible Senior Notes due 2026 (in thousands) (see Note 10). In July 2022, the remaining outstanding amount of the 3.75% Convertible Senior Notes due 2022 was repaid in cash.

	March 31, 2023		June 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes due 2022	$—	$—	$2,863	$2,729
3.75% Convertible Notes due 2026	98,044	89,755	97,619	78,561
Term Loan Facility	70,501	70,501	74,988	74,988
Revolving Credit Facility	10,000	10,000	5,000	5,000
Total	$178,545	$170,256	$180,470	$161,278

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is involved in legal proceedings, including claims, investigations, and inquiries, arising in the ordinary course of its business. The Company records a provision for a loss when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. Currently, management believes the Company does not have any probable and reasonably estimable material losses related to any current legal proceedings and claims. Although occasional adverse decisions or settlements may occur, management does not believe that an adverse determination with respect to any of these claims would individually, or in the aggregate, materially and adversely affect the Company’s financial condition or operating results. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2023.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers, agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2023.

Guarantees

As of March 31, 2023 and June 30, 2022, the Company had various bank guarantees totaling $1.6 million and $1.2 million, respectively, primarily related to bidding processes with customers.

Royalty Agreement

The Company enters into software license agreements with third parties that require royalty payments for each license used. In connection with such agreements, the Company recorded royalty costs of $0.7 million and $1.8 million during the three and nine months ended March 31, 2023, respectively, and $0.3 million and $1.2 million during the three and nine months ended March 31, 2022, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had approximately $3.1 million and $2.4 million of accrued liabilities as of March 31, 2023, and June 30, 2022, respectively, related to royalty agreements.

Restructuring

In the second quarter of fiscal 2023, the Company announced a cost saving initiative designed to reduce operating costs. This cost saving initiative resulted in the reduction of the Company’s global workforce by 4.5%. The Company recorded charges of $0.8 million and $2.7 million during the three and nine months ended March 31, 2023, respectively. These charges are cash-based charges primarily related to severance expenses and other one-time termination benefits. At March 31, 2023, the Company has a remaining accrual of $0.5 million, which is included in accrued compensation on the unaudited condensed consolidated balance sheets, and expects the remaining amounts to be paid during fiscal year 2023.

Note 10. Debt

3.75% Convertible Senior Notes due July 2022

As of June 30, 2022, the $2.9 million aggregate principal amount of the 3.75% Convertible Senior Notes due July 2022 (the “3.75% Convertible Notes due 2022”) remained outstanding. In July 2022, the remaining outstanding $2.9 million (principal and interest) of the 3.75% Convertible Senior Notes due 2022 was repaid in cash.

3.75% Convertible Senior Notes due June 2026

In May 2021, the Company issued $100.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due June 2026 (the “3.75% Convertible Notes due 2026”) under an indenture agreement between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. As of March 31, 2023, the if-converted value of its 3.75% Convertible Notes due 2026 did not exceed the outstanding principal amount.

Credit Facilities

As of March 31, 2023, $10.0 million of aggregate principal amount was outstanding under the Company's $40.0 million revolving credit facility (the “Revolving Credit Facility”), $71.5 million aggregate principal amount was outstanding under the Company's five-year $80.0 million term loan (the "Term Loan Facility"), and $1.0 million of associated unamortized debt costs. As of June 30, 2022, $5.0 million of aggregate principal amount was outstanding under the Revolving Credit Facility, $76.0 million aggregate principal amount was outstanding under the Term Loan Facility, and $1.0 million of associated unamortized debt costs.

The following table presents the carrying value of the Notes, the Revolving Credit Facility, and the Term Loan Facility (in thousands):

As of March 31, 2023	3.75% Convertible Notes Due 2026	Revolving Credit Facility	Term Loan Facility	Total
Principal amount of the Notes	$100,000	$10,000	$71,500	$181,500
Unamortized debt costs	(1,956)	—	(999)	(2,955)
Net carrying amount	$98,044	$10,000	$70,501	$178,545
Reported as:
Short-term debt				$5,713
Long-term debt				172,832
Total debt				$178,545

As of June 30, 2022	3.75% Convertible Notes Due 2022	3.75% Convertible Notes Due 2026	Revolving Credit Facility	Term Loan Facility	Total
Principal amount of the Notes	$2,865	$100,000	$5,000	$76,000	$183,865
Unamortized debt costs	(1)	(2,381)	—	(1,013)	(3,395)
Net carrying amount	$2,864	$97,619	$5,000	$74,987	$180,470
Reported as:
Short-term debt					$8,563
Long-term debt					171,907
Total debt					$180,470

A summary of interest expense on the Notes, the Revolving Credit Facility, and the Term Loan Facility is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Interest expense related to contractual interest coupon	$2,472	$1,748	$6,866	$5,466
Interest expense related to amortization of debt issuance costs	241	$215	688	594
Total	$2,713	$1,963	$7,554	$6,060

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

Note 11. Stock Incentive Plan and Employee Stock Purchase Plan

The following table presents details of share-based compensation expenses, by functional line item, noted within the Company's operating expenses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Cost of revenue	$263	$388	$1,072	$1,192
Research and development	246	317	1,017	1,037
Selling and marketing	298	598	1,242	1,614
General and administrative	752	1,397	4,270	4,068
Total share-based compensation	$1,559	$2,700	$7,601	$7,911

In October 2022, the number of shares of common stock available for issuance under the Company's 2016 Equity Incentive Plan was increased by 4.0 million shares, and increased the number of authorized shares of the Company's common stock that may be issued under its Amended and Restated 2007 Employee Stock Purchase Plan was increased by 2.5 million shares.

Note 12. Net Income (Loss) Per Common Share

The Company reports both basic and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share follows (in thousands, except for per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$599	$(1,046)	$(6,724)	$(1,895)
Denominator:
Weighted average shares outstanding - basic	95,522	92,761	94,532	91,780
Dilutive effect of potential common shares	1,933	—	—	—
Weighted average shares outstanding - diluted	97,455	92,761	94,532	91,780
Basic net income (loss) per share	$0.01	$(0.01)	$(0.07)	$(0.02)
Diluted net income (loss) per share	$0.01	$(0.01)	$(0.07)	$(0.02)
Anti-dilutive share-based awards, excluded	6,495	10,739	14,402	10,739

The potentially dilutive shares of the Company’s common stock are excluded from the computation of diluted net income (loss) per share when their effect would have been anti‑dilutive. Additionally, the outstanding 3.75% Convertible Notes due 2022 and the 3.75% Convertible Notes due 2026 (collectively, the “Notes”) are included in the calculation of diluted net income (loss) per share only if their inclusion is dilutive for periods during which the Notes were outstanding. The shares of common stock issuable upon conversion of the outstanding principal amount of the Notes as of three and nine months ended March 31, 2023 and March 31, 2022, totaled approximately 17.1 million shares and 17.6 million shares, respectively, and were not included in the basic and diluted net loss per common share as the effect of adding the shares were anti-dilutive.

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

Revenues attributed to a country or region are based on the shipping address of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Americas	$34,160	$25,410	$89,364	$100,362
Europe, India, Middle East and Africa	37,983	29,550	114,393	93,581
Asia Pacific, excluding Japan and China	7,228	8,871	24,401	22,690
Japan	16,524	11,751	43,712	33,512
China	22,165	20,587	57,443	69,741
Total	$118,060	$96,169	$329,313	$319,886

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived tangible assets is as follows (in thousands):

	March 31,	June 30,
	2023	2022
Americas	$10,714	$11,251
Europe, India, Middle East and Africa	165	228
Asia Pacific, excluding Japan and China	236	272
Japan	162	265
China	445	669
Total	$11,722	$12,685

Note 14. Joint Venture

The Company applies the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of such reporting period. As of March 31, 2023, the Company owned a 49% interest in the JV, which is reported as an investment in joint venture on the Company’s unaudited condensed consolidated balance sheets.

The following table shows the reconciliation between the carrying value of the Company's investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	March 31, 2023	June 30, 2022
Carrying value of investment in joint venture	$12,217	$13,879
Deferred intra-entity profit margin	6,789	5,456
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$14,286	$14,615

As of March 31, 2023, the Company’s carrying value of the investment in the JV was decreased for the Company's proportional share of the JV's currency translation adjustment by $0.3 million. At June 30, 2022, the Company’s carrying value of the investment in the JV was increased for the Company's proportional share of the investee's currency translation adjustment by $1.0 million.

Summarized financial information of the JV, based on a one-quarter lag due to the timing of the availability of the JV’s financial records, is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Statement of Operations Data:	2023	2022	2023	2022
Revenue	$36,831	$29,027	$87,554	$44,819
Gross profit	6,931	8,648	15,246	13,590
Net income	4,159	3,902	1,991	1,511
Net income attributable to the Company	2,027	1,946	960	774

Summarized Balance Sheet Data:	As of December 31, 2022	As of December 31, 2021
Assets
Current assets	$88,010	$62,328
Non-current assets	17,364	22,136
Total assets	$105,374	$84,464
Liabilities and Stockholders' Equity
Current liabilities	$74,990	$52,085
Non-current liabilities	547	1,001
Stockholders' equity	29,837	31,378
Total liabilities and stockholders' equity	$105,374	$84,464

The following table shows the activity of the Company’s deferred intra-entity profit margin from sales (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Previously deferred intra-entity profit margin from sales - recognized	$(1,071)	$(252)	$(7,486)	$(1,469)
Intra-entity profit margin from sales - deferred	3,390	2,856	8,819	5,028
Total change in deferred intra-entity profit margin from sales	$2,319	$2,604	$1,333	$3,559

Note 15. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income tax expense of $0.5 million and $1.9 million during the three and nine months ended March 31, 2023, primarily related to foreign taxes. The Company recognized income tax expense of $0.4 million and $1.3 million during the three and nine months ended March 31, 2022, respectively, primarily related to foreign taxes.

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

As of March 31, 2023, the Company’s gross unrecognized tax benefits were $19.8 million, of which $19.6 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Interest and penalties accrued on unrecognized tax benefits and are recorded as a component of income tax expense.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2023, and results of operations for the three and nine months ended March 31, 2023 and 2022 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; expectations regarding our cost savings initiatives; our expectations regarding backlog and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; expectations regarding our strategy in China and our China joint venture as well as its expected impact on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the global macroeconomic conditions and the COVID-19 pandemic on our financial results and business as well as the business of our customers and suppliers; expectations regarding delays in deliveries and installations and its impact on our business; expectations regarding supply chain challenges and heightened logistics costs and its impact on our business; expectations regarding the timing of deliveries and revenue conversion related to China; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; the amount of unrecognized tax amounts; the sufficiency of our cash, cash equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Current Economic Conditions

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts, including, but not limited to, the COVID-19 pandemic, the Russian invasion of Ukraine, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations and instability in the banking sector. We are also continuing to navigate supply chain and inflation challenges and foreign exchange continues to be a significant headwind which affects our results of operations.

We expect that our customers’ business and our business will continue to be adversely impacted, directly or indirectly, by macroeconomic and geopolitical issues, including supply chain issues, inflation, labor, foreign currency exchange rate fluctuations, uncertainty and volatility in the banking and financial services sector, tightening credit markets, the effects of the COVID-19 related restrictions, and other factors that may emerge. However, the extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time. Our past results may not be indicative of our future performance, and historical trends including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially. Accordingly, management is carefully evaluating our liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to these factors continues to unfold. We also continue to evaluate our operating expenses, including our real estate needs and continue to assess our operations and how and to what extent we will continue to utilize our current real estate assets. The risks related to our business, including further discussion of the impact and possible future impacts of the COVID-19 pandemic and current economic conditions on our business, are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Restructuring

In the second quarter of fiscal 2023, we announced a cost saving initiative designed to reduce operating costs. This cost saving initiative resulted in the reduction of our global workforce by 4.5%. We charged $0.8 million and $2.7 million during the three and nine months ended March 31, 2023, respectively. These charges are cash-based charges primarily related to severance expenses and other one-time termination benefits. At March 31, 2023, we have a remaining accrual of $0.5 million and expect the remaining amount to be paid during fiscal year 2023.

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

With the receipt of the necessary permits and licenses to operate, the JV has begun selling products in China, much like a distributor. In the long term, we anticipate that the JV will manufacture and sell a locally branded “Made in China” radiotherapy device in the Class B license category, or Class B device, which would replace our current offering in that category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China. The regulatory submission to the National Medical Products Administration (“NMPA”) has been completed and we expect to receive NMPA clearance at the end of the 2023 calendar year and take orders shortly thereafter.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Gross orders	$73,764	$88,561	$222,647	$243,926
Age-ins	11,749	5,512	24,165	25,081
Age-outs	(26,446)	(50,951)	(118,972)	(133,748)
Cancellations	(5,210)	(1,868)	(6,670)	(9,016)
Currency impacts and other	880	2,288	(5,994)	(1,755)
Net orders	$54,737	$43,542	$115,176	$124,488
Order backlog at the end of the period	$506,587	$580,428	$506,587	$580,428

As of March 31, 2023, our order backlog, that represented upgrades sold through service contracts, totaled $0.7 million as compared to $1.2 million as of March 31, 2022.

Gross Orders and Book to Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. Our book to bill ratio is defined as gross orders for the period divided by product revenue for the period.

Gross orders decreased by $14.8 million during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to decreases in our Europe, India, Middle East and Africa ("EIMEA"), Americas, and Japan regions, partially offset by an increase in our Asia Pacific region. CyberKnife Systems gross orders and upgrades decreased by $36.3 million and TomoTherapy System gross orders and upgrades increased by $21.5 million during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year. Gross orders were unfavorably impacted by $2.9 million due to foreign exchange during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year.

Gross orders decreased by $21.3 million during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to decreases in our EIMEA and Japan regions, partially offset by increases in our Americas and China regions. CyberKnife Systems gross orders and upgrades decreased by $43.0 million, and TomoTherapy System gross orders and upgrades increased $21.7 million during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year. Gross orders were unfavorably impacted by $11.2 million due to foreign exchange during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year.

Our book to bill ratio was 1.2 and 1.3 during the three and nine months ended March 31, 2023, respectively, as compared to 2.1 and 1.6 during the three and nine months ended March 31, 2022, respectively.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs net of age-ins, foreign currency impacts and other adjustments during the period.

Net orders increased by $11.2 million during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to a decrease in age-outs and an increase in age-ins, partially offset by a decrease in gross orders, higher cancellations, and a decrease in favorable foreign currency impacts.

Net orders decreased by $9.3 million during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to a decrease in gross orders and unfavorable foreign exchange impacts, partially offset by a decrease in age-outs.

Results of Operations — Three and nine months ended March 31, 2023 and 2022

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	Change		2023	2022	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Products (a)	$62,846	$43,198	19,648	45	$170,738	$156,678	14,060	9
Services (b)	55,214	52,971	2,243	4	158,575	163,208	(4,633)	(3)
Net revenue	118,060	96,169	21,891	23	329,313	319,886	9,427	3
Products gross profit	19,317	14,827	4,490	30	59,111	61,278	(2,167)	(4)
Services gross profit	19,401	19,957	(556)	(3)	57,171	55,657	1,514	3
Gross profit	38,718	34,784	3,934	11	116,282	116,935	(653)	(1)
Research and development expenses (c)	14,209	14,104	105	1	42,942	43,183	(241)	(1)
Selling and marketing expenses	11,130	10,798	332	3	35,511	35,302	209	1
General and administrative expenses	11,063	10,174	889	9	34,990	32,350	2,640	8
Income from equity method investment, net	(2,027)	(1,946)	(81)	4	(960)	(774)	(186)	24
Other expense, net	3,222	2,293	929	41	8,611	7,451	1,160	16
Provision for income taxes	522	407	115	28	1,912	1,318	594	45
Net income (loss)	$599	$(1,046)	1,645	157	$(6,724)	$(1,895)	(4,829)	(255)

(a)
Includes sales to the JV, an equity method investment of $18,118 and $43,702 during the three and nine months ended March 31, 2023 and $17,442 and $32,177 during the three and nine months ended March 31, 2022, respectively. See Note 14.
(b)
Includes sales to the JV, an equity method investment of $2,696 and $8,147 during the three and nine months ended March 31, 2023, respectively, and $2,326 and $7,820 during the three and nine months ended March 31, 2022, respectively. See Note 14.
(c)
Includes a chargeback to the JV, an equity method investment related to research and development project of $97 and $1,363 during the three and nine months ended March 31, 2023, respectively, and $549 and $1,543 during the three and nine months ended March 31, 2022, respectively.

Net Revenue

Products Net Revenue

Products net revenue increased by $19.6 million during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year, mostly driven by an increase in revenues from the sale of TomoTherapy System sales and CyberKnife Systems sales. Product revenues were unfavorably impacted by $1.9 million due to foreign exchange during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year.

Products net revenue increased by $14.1 million during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily driven by an increase in TomoTherapy System sales, partially offset by a decrease in CyberKnife Systems sales, and a $2.7 million decrease in revenue from the sale of product upgrades. Product revenues were unfavorably impacted by $6.1 million due to foreign exchange during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year.

Services Net Revenue

Services net revenue increased by $2.2 million during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to a $3.4 million increase in revenue from training, spare parts, upgrades and installation activity, partially offset by a $1.3 million decrease from contract services that was largely driven by foreign exchange impacts. Service revenues were unfavorably impacted by $2.2 million due to foreign currency exchange fluctuations during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year.

Services net revenue decreased by $4.6 million during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to a $6.2 million decrease in revenue from contract services that was largely driven by foreign exchange, partially offset by a $1.6 million increase in revenue from training, spare parts, upgrades and installation activity. Service revenues were unfavorably impacted by $10.0 million due to foreign currency exchange fluctuations during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net revenue	$118,060	$96,169	$329,313	$319,886
Americas	29%	26%	27%	31%
Europe, India, Middle East and Africa	32%	31%	35%	29%
Asia Pacific, excluding Japan and China	6%	9%	7%	7%
Japan	14%	12%	13%	10%
China	19%	21%	18%	22%

Revenue derived from sales outside of the Americas region was $83.9 million and $70.8 million during the three months ended March 31, 2023 and 2022, respectively. Revenues derived from sales outside the Americas region increased primarily due to an increase in system sales in the EIMEA, Japan and China regions. Revenues from the Americas region increased primarily due to an increase in system sales.

Revenue derived from sales outside of the Americas region was $239.9 million and $219.5 million during the nine months ended March 31, 2023 and 2022, respectively. Revenues derived from sales outside the Americas region increased primarily due to increases in system sales in the EIMEA and Japan regions, partially offset by a decrease in the sale of systems in China largely due to COVID-19 restrictions that occurred during the first fiscal quarter. Revenues from the Americas region decreased primarily due to decreases in system sales and contract service revenues.

Gross Profit

Overall gross profit increased by $3.9 million, or 11%, during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year. Product gross profit increased by $4.5 million primarily due to an increase in revenue from system sales, partially offset by higher costs and an unfavorable product mix. Service gross profit decreased by $0.6 million, primarily due to higher net parts consumption and freight expenses, partially offset by higher service revenues.

Overall gross profit decreased by $0.7 million, or 1%, during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year. Product gross profit decreased by $2.2 million primarily due to higher costs and an unfavorable product mix, partially offset by an increase in revenue from system sales. Service gross profit increased by $1.5 million, primarily due to lower net parts consumption, partially offset by a decrease in service revenues.

Research and Development

Research and development expenses increased by $0.1 million, or 1%, during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year. The increase was primarily due to lower research and development credits from our equity method investment and an increase in bonus expense, partially offset by a reduction in outside services.

Research and development expenses decreased by $0.2 million, or 1%, during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year. The decrease was primarily due to a reduction in outside services, partially offset by higher employee compensation and benefits driven by severance payments in the second quarter of fiscal year 2023.

Selling and Marketing

Selling and marketing expenses increased by $0.3 million, or 3%, during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year. The increase was primarily driven by severance costs in the third quarter of fiscal year 2023, partially offset by lower employee compensation and benefits.

Selling and marketing expenses increased by $0.2 million, or 1%, during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year. The increase was primarily driven by an increase in travel and entertainment expenses, partially offset by lower trade show expenses.

General and Administrative

General and administrative expenses increased by $0.9 million, or 9%, during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year. The increase was due to an increase in external consulting fees primarily related to the implementation of a new enterprise resource planning ("ERP") system.

General and administrative expenses increased by $2.6 million, or 8%, during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year. The increase was primarily due to higher external consulting fees related to the implementation of a new ERP system and employee compensation and benefits as a result of an increase in headcount, partially offset by a decrease in bad debt expense.

Loss on equity method investment, net

Loss on equity method investment, which relate to our JV, increased by $0.1 million during both the three and nine months ended March 31, 2023, as compared to the same periods in the prior fiscal year.

Other Expense, net

Other expense, net, increased by $0.9 million and $1.2 million during the three and nine months ended March 31, 2023, respectively, as compared to the same period in the prior fiscal year, primarily due to an increase in interest expense as a result of higher interest rates on our Credit Facility. During the nine months ended March 31, 2023, the increase in interest expense was offset by a decrease in foreign currency exchange losses.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. The provision for income taxes increased by $0.1 million and $0.6 million during the three and nine months ended March 31, 2023, respectively, as compared to the same periods in the prior fiscal year. The changes in the provision for income taxes is primarily due to higher foreign earnings.

Liquidity and Capital Resources

At March 31, 2023, we had $89.1 million in cash and cash equivalents. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. We continue however, to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic and macroeconomic conditions.

In the second quarter of fiscal 2023, we announced a cost saving initiative designed to reduce operating costs. This cost saving initiative resulted in the reduction of our global workforce by 4.5%. We recorded charges of $0.8 million and $2.7 million during the three and nine months ended March 31, 2023, respectively. These charges are cash-based charges primarily related to severance expenses and other one-time termination benefits. At March 31, 2023, we have a remaining accrual of $0.5 million and expect the remaining amounts to be paid in fiscal year 2023.

In May 2021, we issued $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. Concurrently with the issuance of the notes, in May 2021, we entered into a senior secured credit agreement with Silicon Valley Bank, individually as a lender and agent, and the other lenders (the “Credit Agreement”), which provides for a five-year $80 million term loan facility (the "Term Loan Facility") and a $40 million revolving credit facility (the “Revolving Credit Facility”). As of March 31, 2023, we had an outstanding balance under the Term Loan Facility of $71.5 million and Revolving Credit Facility of $10.0 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan Facility, the Revolving Credit Facility and our Convertible Notes outstanding as of March 31, 2023.

Our liquidity and cash flows have been and could continue to be materially impacted by the COVID-19 pandemic and current macroeconomic factors, including facility closures, supply chain disruptions, rising inflation, increased volatility in the financial markets, instability in the banking sector, tightening of credit markets which could impact debt availability, the potential of renewed "shelter in place" or quarantine orders, or other reasons related to the COVID-19 pandemic and current macroeconomic conditions. These factors have and could continue to negatively impact our business operations and cash flows for the foreseeable future, including reductions in revenue, decreases in gross margin and delays in payments from customers, as well as declines or delays in the conversion of backlog to revenue. There remain uncertainties as to how the COVID-19 pandemic and the current macroeconomic environment is likely to materially impact our business, results of operations, access to sources of liquidity and financial condition in the future. As a result, we are unable to predict with certainty the impact of the COVID-19 pandemic and current macroeconomic conditions on our ability to maintain compliance with the financial covenants contained in the credit and security agreements related to our Credit Facilities. We may also experience other, unexpected impacts to our business, including matters discussed in the Risk Factors in Item 1A below. While we were in compliance with such covenants for the period ended March 31, 2023, failure to meet the covenant requirements in the future could cause us to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require us to obtain waivers or amendments to the credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendments will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Additionally, the undistributed earnings of our foreign subsidiaries at March 31, 2023, for all countries except Japan, France, and Switzerland are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of the Company’s foreign earnings could be subject to income taxes. As of March 31, 2023, we had $10.1 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there will be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated.

Our cash flows for nine months ended March 31, 2023 and 2022, are summarized as follows (in thousands):

	Nine Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$6,658	$2,244
Net cash used in investing activities	(4,705)	(3,321)
Net cash used in financing activities	(1,590)	(15,510)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	333	(2,326)
Net increase (decrease) in cash, cash equivalents and restricted cash	$696	$(18,913)

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended March 31, 2023 was from an increase non-cash items of $14.3 million partially offset by a net loss of $6.7 million and a decrease in net changes from assets and liabilities of $0.9 million.

•
Non-cash items primarily consisted of share-based compensation expense of $7.6 million, depreciation and amortization expense of $3.4 million, provision for inventories write-down of $2.6 million, and 1.3 million for the deferral of equity method investment intra-entity profit margin on sales, partially offset by a income from our equity method investment of $1.0 million.

•
The major contributors to the decrease in net changes of assets and liabilities during the nine months ended March 31, 2023, were as follows: a $9.5 million increase in inventories primarily due to increased costs for parts; a $5.9 million increase in prepaid and other assets, which was primarily for capitalized costs for the implementation of a new ERP system, a $3.4 million decrease in customer advances due to delivery of orders; and a $2.0 million decrease in accounts payable primarily due to the timing of payments, partially offset by a $19.0 million decrease in accounts receivable primarily due to an increase in collections during the three months ended March 31, 2023, and a $1.2 million decrease in deferred cost of revenues primarily due to recognition of revenue during such period.

Cash Flows from Investing Activities

Net cash used by investing activities was $4.7 million during the nine months ended March 31, 2023 and was mostly related to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used by financing activities during the nine months ended March 31, 2023 was due to the scheduled payment of $4.5 million of the principal amount outstanding on our Term Loan Facility and a $2.9 million repayment of the 3.75% Convertible Notes due 2022, primarily offset by a $5.0 million drawdown on our Revolving Credit Facility and $1.1 million in proceeds from employee stock plans.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. Except for the repayment in full of our 3.75% Convertible Notes due 2022, there have been no material changes to these obligations outside the ordinary course of business during the nine months ended March 31, 2023 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2022.

Off-Balance Sheet Arrangements

At March 31, 2023 we had open currency forward contracts to purchase or sell foreign currencies. See Note 7. Derivative Financial Instruments to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

During the nine months ended March 31, 2023, there have been no changes to the critical accounting policies and estimates, which we believe are those related to revenue recognition and the assessment of stand-alone selling price (“SSP”), assessment of recoverability of goodwill, valuation of inventories, convertible notes, impairment of investments, and allowance for credit losses. Actual results could differ materially from those estimates.

Concentration of Credit and Other Risks

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

During the three and nine months ended March 31, 2023 and 2022, one customer represented 10% or more of total net revenue. As of March 31, 2023, and June 30, 2022, we had one customer that accounted for 10% or more of our total accounts receivable, net.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not utilize derivative commodity instruments or other market risk sensitive instruments, positions or transactions, but we may in the future.

Foreign Currency Exchange Rate Risk

A majority of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which does expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore, expose us to currency risk. Foreign exchange continues to be a significant headwind as the U.S. Dollar has strengthened recently, which affect our results of operations and could cause potential delays in orders, and we may see our sales and margins outside of the U.S. decline as we may not be able to raise local prices to fully offset the strengthening of the U.S. Dollar.

We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of March 31, 2023, we had open currency forward contracts to purchase or sell foreign currencies with a stated or notional value of approximately $53.0 million. The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign exchange policy to govern our forward contracts. These foreign currency forward contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other expenses, net. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment.

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk including, but not limited to the Credit Facilities and Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and the Secured Overnight Financing Rate ("SOFR"). As of March 31, 2023, borrowings under the Term Loan Facility totaled $71.5 million net of issuance cost with an annual interest rate of 3.0% plus 90-day SOFR, and borrowings under the Revolving Credit Facility totaled $10.0 million with an annual interest rate of 3.0% plus 90-day SOFR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by a 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligation.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the nine months ended March 31, 2023, that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to the regulation of our products and business

•
Modifications, upgrades, new indications and future products related to our products may require new Food and Drug Administration ("FDA") 510(k) clearances or premarket approvals and similar licensing or approvals in international markets.
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

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. Concerns over economic and political stability; inflation levels and related efforts to mitigate inflation; a potential recession; the level of U.S. national debt; and the debt ceiling; currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies; unemployment; the availability and cost of credit; trade relations, including the imposition of various sanctions and tariffs in Russia; the duration and severity of the COVID-19 pandemic; energy costs; instability in the banking and financial services sector and geopolitical uncertainty and conflict have contributed to increased volatility and diminished expectations for the economy and the markets in general. In turn, periods of economic slowdown or recession could lead to a reduction in demand for our products and services, which in turn would reduce our revenues and adversely affect our results of operations and our financial position. The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have and may continue to result in higher inflation in the U.S. and globally, which has led to an increase in costs and caused changes in fiscal and monetary policy, including increased interest rates. Other adverse impacts of recent macroeconomic conditions have been and may continue to be supply chain constraints, logistics challenges, and fluctuations in labor availability. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

In an inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and cost commitments are linked to contractual agreements that extend many years into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures. A higher inflationary environment can also negatively impact raw material, component, and logistics costs that, in turn, may increase the costs of producing and distributing our products.

Further, the U.S. federal government has called for, or enacted, substantial changes to healthcare, trade, fiscal, and tax policies, which may include changes to existing trade agreements and may have a significant impact on our operations. For example, the United States has imposed tariffs on certain foreign products, including from China, that have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. In addition, in early 2023, the U.S. Government reached its existing statutory limit on the amount of permissible federal debt, and this limit must be raised in order for the U.S. Government to continue to pay its obligations on a timely basis. If the debt ceiling is not raised, it is unclear how the U.S. Government would prioritize its payments towards its various programs, which could have a significant impact on the overall economy as well as on medical procedures performed. If economic conditions worsen, the debt ceiling is not raised, or new legislation is passed related to the healthcare system, trade, fiscal or tax policies, customer demand may not materialize to levels we require to achieve our anticipated financial results, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, uncertain credit markets and concerns regarding the availability and cost of credit, including concerns related to the COVID-19 pandemic, inflation or a recession, and instability in the banking and financial services sector could impact consumer and customer demand for our products and services, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates or does not improve, our business could be negatively affected by factors such as reduced demand for our products and services resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers, and delays associated with the ongoing COVID-19 pandemic. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy platforms. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house the CyberKnife or TomoTherapy platforms, the cost of which can be substantial. These delays have, in some instances, led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore, harm our business and results of operations. In addition, the ongoing global COVID-19 pandemic and other events that affect the global economy, has caused, and may continue to cause, uncertainty in the global markets. The risks related to the COVID-19 pandemic are discussed in more detail in our risk factor entitled “The effect of the COVID-19 pandemic, or the perception of its effects, as well as the responses of governments and private industry on our operations and the operations of our customers and suppliers, have and could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.”

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

We often need to educate physicians about the use of stereotactic radiosurgery, image guided radiation therapy ("IGRT") and adaptive radiation therapy, convince healthcare payors that the benefits of the CyberKnife and TomoTherapy platforms and their related treatment processes outweigh their costs, and help train qualified physicians in the skilled use of these systems. In addition, we also must educate prospective customers regarding the entire functionality of our radiation therapy systems and their relative benefits compared to alternative products and treatment methods. We must also increase awareness among potential patients, who are increasingly educated about treatment options and therefore, impact adoption of new technologies by clinicians. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and robotic intensity-modulated radiotherapy ("IMRT") as well as adaptive radiation therapy and IGRT generally and to encourage the acceptance and adoption of our products for these technologies. We cannot be sure that our products will gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

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

As of March 31, 2023, we had an accumulated deficit of $499.6 million. We have incurred net losses, and may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

Governments, public institutions, and other organizations have taken and are taking certain preventative or protective measures to combat the spread of the COVID-19 pandemic. While we are unable to predict the full impact of the COVID-19 pandemic, we are closely monitoring the trends in the COVID-19 pandemic and are continually assessing its current and potential effects on our business. For example, as a result of the recent COVID-19 related restrictions in China, sales in China have decreased and we have experienced delays in the JV obtaining certain necessary regulatory approvals for a Class B device. Sales in China may continue to experience declines if additional COVID-19 related restrictions are initiated in the future. In addition, as a result of timing delays caused by the COVID-19 pandemic, we have and are continuing to experience disruptions in our sales and revenue cycle as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. These timing delays have been a result of various factors driven by the COVID-19 pandemic, including disruptions in the operations of our customers that have redirected customer resources to the COVID-19 response and away from purchases of capital equipment such as our products, disruptions and restrictions on our ability to travel to customer sites, disruptions in our supply chain, and manufacturing interruptions. We have also experienced delays in payment and planned installations as a result of the changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. A few customers have also requested to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, more customers may ask for the same, particularly if the effects of the COVID-19 pandemic worsen.

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

As of March 31, 2023, we had total consolidated liabilities of approximately $421.0 million; including long-term liability of the Notes of $100.0 million, the Revolving Credit Facility of $10.0 million and the Term Loan Facility of $71.5 million, of which $5.7 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

The credit agreement governing the Credit Facilities (the "Existing Credit Agreement") also include certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case, subject to certain exceptions. In addition, such agreements require us to meet certain financial covenants, including a consolidated fixed charge coverage ratio and consolidated senior net leverage ratio, as defined in the Existing Credit Agreement. In October 2022, we entered into the Amendment with respect of our Existing Credit Agreement to change the requirements of the financial maintenance covenants under the Existing Credit Agreement for the fiscal quarter ending December 31, 2022 through the end of the fiscal quarter ending June 30, 2023. However, following June 30, 2023, the covenants become more difficult to comply with. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because substantially all of our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by our lenders. From time to time, we may not be in compliance with such covenants or other terms governing the Credit Facilities and we may be required to obtain waivers or amendments to the Existing Credit Agreement from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing the Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

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

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. The COVID-19 pandemic has adversely impacted the pace at which the backlog converts to revenue. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 through 2022 caused by the COVID-19 pandemic, which resulted in decreased revenue for these periods. We expect that such delays in deliveries and installations will continue to some degree through at least the remainder of fiscal year 2023, which would have a negative impact on our revenue during such period. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

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

We report our orders and backlog on a quarterly and annual basis. Unlike revenues, orders and backlog are not defined by United States generally accepted accounting principles ("U.S. GAAP"), and are not within the scope of the audit conducted by our independent registered public accounting firm. Also, for the reasons discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Order cancellation or significant delays in installation date will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenues. In addition, we have experienced an increase in cancellations beyond historical levels due to the uncertainties surrounding the effects of the COVID-19 pandemic. Particularly high levels of cancellations or age-outs in one or more periods may cause our revenue and gross margins to decline in current or future periods and will make it difficult to compare our operating results from quarter to quarter. We cannot assure you that our backlog will result in revenue on a timely basis or at all, or that any cancelled contracts will be replaced.

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

We derive most of our revenue from our international operations, and we plan to continue expanding our business in international markets in the future. In addition, we have employees engaged in R&D, manufacturing, administration, manufacturing, support and sales and marketing activities.

•
As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following: economic or political instability in the world or in particular regions or countries in which we do business, including the market volatility resulting from the COVID-19 related restrictions and conflicts or war, such as the war in Ukraine;
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
•
effective compliance with privacy, data protection and information security laws, such as the European Union ("EU") General Data Protection Regulation (the “GDPR”) and new regulations in China;
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

Our operating results are subject to volatility due to fluctuations in foreign currency exchange rates. Currently, the majority of our international sales are denominated in U.S. Dollars. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could require us to reduce our sales price or make our products less competitive in international markets. Foreign exchange continues to be a significant headwind as the U.S. Dollar has strengthened recently, which affect our results of operations and could cause potential delays in orders and we may see our sales and margins outside of the U.S. decline as we may not be able to raise local prices to fully offset the strengthening of the U.S. Dollar. Also, if our international sales increase, we may enter into a greater number of transactions denominated in non‑U.S. Dollars, which would expose us to foreign currency risks, including changes in currency exchange rates. If we are unable to address these risks and challenges effectively, our international operations may not be successful and our business would be materially harmed.

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

There is also currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. Since the beginning of 2018, there has been legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife platforms, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from our suppliers. China has responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which include certain of our products. Although the U.S. and China signed an initial trade deal in January 2020 and we have thus far been able to obtain tariff exemptions for medical linear accelerators imported into the U.S. from China, there has been a change in the U.S. presidential administration and, for that, and other reasons, there is no assurance that the exemption on medical linear accelerators will continue or that we will continue to qualify for such exemption. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

The CyberKnife and TomoTherapy platforms are complex and require the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our linear accelerator components are extremely complex devices and require significant expertise to manufacture, and we may encounter difficulties in scaling up production of the CyberKnife or TomoTherapy platforms, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel, the long lead time required to develop additional radiation shielded facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. In addition, the macroeconomic environment and the COVID-19 pandemic has and may continue to impact the supply of key components such that we may not receive them in a timely manner, in sufficient quantities, or at a reasonable cost. In addition, as a result of COVID-related restrictions in China, we may also experience limitations in the availability of qualified personnel. If component supply or our manufacturing capacity does not keep pace with demand, we will not be able to fulfill product orders or service our products in a timely manner, which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

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

In order to implement our business strategy, we expect continued growth in our infrastructure requirements, particularly as we expand into new and growing markets as well as expand our manufacturing capacities and sales and marketing capabilities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale‑up our manufacturing capacity and expand our marketing and distribution capabilities, all of which will be more difficult to accomplish the more employees we have that work remotely from home. Our manufacturing, assembly and installation process is complex and occurs over many months and we must effectively scale this entire process to satisfy customer expectations and changes in demand. Further, to accommodate our growth and compete effectively, we will be required to make improvements to our business operations. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations and any expansion of our systems and infrastructure may require us to commit significant additional financial, operational and management resources. If we cannot manage our growth effectively, our business will suffer.

We could become subject to product liability claims, product recalls, other field actions and warranty claims that could be expensive, divert management’s attention and harm our business.

Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing, sale, installation, servicing, and support of medical device products. We may be held liable if one of our CyberKnife or TomoTherapy platforms or our software, including the Precision Treatment Planning with iDMS Data Management System software causes or contributes to injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to be used to perform complex surgical and therapeutic procedures involving delivery of radiation to the body, defects, even if small, could result in a number of complications, some of which could be serious and could harm or kill patients. Any alleged weaknesses in physician training and services associated with our products may result in unsatisfactory patient outcomes and product liability lawsuits. It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation and create adverse publicity. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs that may not be covered by insurance and be time-consuming to defend. We may also be subject to claims for personal injury, property damage or economic loss related to, or resulting from, any errors or defects in our products, or the installation, servicing and support of our products, or any professional services rendered in conjunction with our products. Adverse publicity related to any product liability actions may cause patients to be less receptive to radiation therapy generally or our products specifically and could also result in additional regulation that could adversely affect our ability to promote, manufacture and sell our products. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts of coverage. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or labeling, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which our systems or software may be used, any of which could harm our reputation and business and result in a decline in revenue.

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

We currently depend on single source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy platforms, including, with respect to the CyberKnife platform, the robot, couch and magnetron and, with respect to the TomoTherapy platforms, the couch, solid state modulator and magnetron. In addition, as a result of global supply chain disruptions, we have experienced and continue to experience disruptions in parts of our supply chain, which has caused delays in the receipt of certain component parts for our products and increased pricing pressure for such parts, including with respect to parts purchased from our single-source suppliers, adversely affecting our gross margins in the near term, and increasing the risk that these supply chain disruptions could materially affect our ability to meet customer demand. Furthermore, as a result of the effects of the COVID-19 pandemic and associated supply chain challenges, some of our suppliers have limited or reduced the sale of such components to us or increased the cost of certain components to us. If these conditions worsen, or if these suppliers were to experience financial difficulties, additional supply chain or other problems that prevents them from supplying us with the necessary components, we could fail to meet product demand, which could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components, including as a result of global shortages in important components, have resulted in, and will continue to cause inflationary pressure on our supply chain and could cause a significant increase in the costs of these components, which could affect our results of operations. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. Difficulties in obtaining a sufficient supply of component materials continue to increase, and we expect such difficulties to persist at least through the remainder of fiscal year 2023, if not longer. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

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

We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we face significant competition for key personnel and other employees, particularly in the San Francisco Bay Area where our headquarters is located, from other medical equipment and software manufacturers, technology companies, universities and research institutions. Fluctuations in labor availability globally, including labor shortages and staff burnout and attrition, may also impact our ability to hire and retain personnel critical to our manufacturing, logistics, and commercial operations. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. Moreover, we have in the past conducted reductions in force in order to optimize our organizational structure and reduce costs, and certain senior personnel have also departed for various reasons. For example, in December 2022, we reduced the global workforce by four and half percent. At the same time, we may face high turnover among employees that are critical to our ongoing operations, requiring us to expend time and resources, including financial resources, to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain key personnel and other employees, we may be unable to continue to grow our business successfully.

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

In addition, privacy and security breaches and incidents arising from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized persons or to the public and may compromise our security systems. There can be no assurance that any efforts we make to prevent against such privacy or security breaches or incidents will prevent breakdowns or breaches or incidents in our systems or those of our third-party service providers that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received in the past and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. We may also face increased cybersecurity risks due to our reliance on internet technology and many of our employees working remotely at least part of the time, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties, which, if successful, could pose a risk of loss, unavailability, or corruption of, or unauthorized access to or acquisition of, data, risk to patient safety and risk of product recall. As the techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Third-party service providers store and otherwise process certain personal data and other confidential or proprietary information of ourselves and third parties on our behalf, and these service providers face similar risks. Moreover, we manufacture and sell hardware and software products that allow our customers to store confidential information about their patients. Both types of products are often connected to and reside within our customers’ information technology infrastructures. We do not have measures to configure or secure our customers’ equipment or any information stored in our customers’ systems or at their locations, which is the responsibility of our customers. Our customers are also continually updating their cybersecurity standards for the products that they purchase. While we have implemented security measures designed to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not meet the standards set by our customers or be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and may not be recognized until launched against a target. A network security or systems security breach of incident suffered by ourselves or our third-party service providers or other events that cause the loss or unauthorized use or disclosure of, or access by third parties to, sensitive information stored by us or our customers could result in loss, unavailability, or unauthorized acquisition, modification, or other processing of data, and any such events, or the perception that these events have occurred or that our security measures for our products are lacking, could have serious negative consequences for our business, including indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our customers to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could have an adverse effect on our financial results.

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

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personal information and other data, the scope of which is continually evolving and subject to differing interpretations. Our worldwide operations mean that we are subject to privacy, cyber security and data protection laws and regulations in many jurisdictions to varying degrees, and that some of the data we process, store and transmit may be transmitted across countries. For example, in the U.S., Health Insurance Portability and Accountability Act (“HIPAA”) privacy and security rules require us as a business associate, in certain instances, to protect the confidentiality of patient health information, and the Federal Trade Commission has consumer protection authority, including regarding privacy and cyber security. In Europe, the GDPR imposes several stringent requirements for controllers and processors of personal data that will increase our obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, the Data Protection Act of 2018 and the UK GDPR collectively implement material provisions of the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues.

Data transfer and localization requirements also appear to be increasing and becoming more complex. With regard to transfers to the U.S. of personal data from our employees and European customers and users, both the EU-U.S. Privacy Shield and standard contractual clauses issued by the European Commission (the “EU SCCs”) have been subject to legal challenge. In July 2020, the Court of Justice of the European Union (“CJEU”) released a decision in the Schrems II case (Data Protection Commissioner v. Facebook Ireland, Schrems) (the “CJEU Decision”), declaring the EU-U.S. Privacy Shield invalid and imposing additional obligations in connection with the use of the EU SCCs, another mechanism for cross-border personal data transfers from the European Economic Area (“EEA”).

Although the EU SCCs remain a valid means to transfer personal data from the EEA, the CJEU imposed additional obligations in connection with their use and, on June 4, 2021, the European Commission issued revised EU SCCs that address certain concerns of the CJEU. The United Kingdom also has issued new standard contractual clauses (the "UK SCCs") that became effective March 21, 2022, and which, like the EU SCCs are required to be implemented. In March 2022, the EU and U.S. reached an agreement in principle on a new EU-U.S. Data Privacy Framework. In October 2022, the U.S. issued an executive order in furtherance of this framework. In December 2022, the EU Commission launched the process for adoption of its adequacy decision. It remains unclear, however, whether this new framework will be formally adopted or whether it will be appropriate for us to rely upon. The CJEU Decision, the revised EU SCCs and UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, and the United Kingdom, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

Other jurisdictions have adopted laws and regulations addressing privacy, data protection, data security, or other aspects of data processing, such as data localization. For example, the People’s Republic of China (“PRC”) and Russia have passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data if certain data quantity thresholds are triggered. Additionally, the Personal Information Protection Law (“PIPL”) of the PRC went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million Renminbi or 5% of a covered company’s revenue in the prior year. We may be required to modify our policies, procedures, and data processing measures in order to address requirements under these or other privacy, data protection, or cyber security regimes, and may face claims, litigation, investigations, or other proceedings regarding them and may incur related liabilities, expenses, costs, and operational losses.

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

Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), approved by California voters in November 2020, became effective on January 1, 2023. The CPRA, which significantly modifies the CCPA, has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA, as modified by the CPRA, is prompting a wave of similar legislative developments in other states in the U.S., which could potentially create a patchwork of overlapping but different state laws. For example, Virginia, Colorado, Utah, and Connecticut all have enacted state laws that have become, or will become, effective in 2023. Iowa has enacted a similar law that becomes effective January 1, 2025. These new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. Additionally, the U.S. federal government is contemplating privacy legislation. We cannot fully predict the impact of the CCPA, CPRA, or other new or proposed legislation on our business or operations, but the restrictions imposed by these laws and regulations may require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect consumer privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

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

Likewise, because the TomoTherapy platform has only been on the market since 2003, we have limited complication or patient survival rate data with respect to treatment using the systems. In addition, while the effectiveness of radiation therapy is well understood, there is a growing but still limited number of peer‑reviewed medical journal publications regarding the efficacy of highly conformal treatment such as that delivered by the TomoTherapy platform. If future patient studies or clinical experience do not support our beliefs that the TomoTherapy platform offer a more advantageous treatment for a wide variety of cancer types, use of the systems could fail to increase or could decrease, and our business would therefore be adversely affected.

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

Customer service is a critical element of our sales strategy. Third party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of macroeconomic factors or COVID-19, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, we have experienced and continued to experience delays in shipment of parts to customers as well as increased freight and logistics expenses, which has intensified as a result of macroeconomic factors and may also intensify if the COVID-19 pandemic continues to disrupt the global supply chain. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs to continue through at least the remainder of fiscal year 2023, if not longer. If this continues for longer than we expect or if any of the above occurs our customers may experience further delays and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

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

Under our revenue recognition policy, we recognize revenue attributable to a CyberKnife or TomoTherapy platform and related upgrades when control of a platform or upgrade is transferred, which generally happens when a system or upgrade is shipped, while an element of installation is deferred until performed. Events beyond our control may delay shipment or installation and the satisfaction of contingencies required to receive cash inflows and recognition of revenue associated with shipment or installation. Such events may include a delay in the construction at the customer site or customer delay in obtaining receipt of regulatory approvals such as certificates of need. In addition, disruption in operations of certain customers caused by the COVID-19 pandemic or other macroeconomic factors have resulted in delays in construction, shipment or installation and some have failed to timely pay their obligations when due. If the events which are beyond our control delay the customer from obtaining funding or financing of the entire transaction, we may not be able to recognize revenue for the sale of the entire system because the collectability of contract consideration is not reasonably assured.

The long sales cycle, together with delays in the shipment of CyberKnife and TomoTherapy platforms or customer cancellations that could affect our ability to recognize revenue, could adversely affect our cash flows and revenue, which would harm our results of operations and may result in significant fluctuations in our reporting of quarterly revenues. Our historical experience indicates that some of our customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. We anticipate a portion of our open contracts may never result in revenue recognition primarily due to the long sales cycle and factors outside of our control including changes in customers' needs or financial condition, changes in government or health insurance reimbursement policies or changes to regulatory requirements. As a result of these fluctuations, it is likely that in some future quarters, our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of March 31, 2023, customer contracts with extended payment terms of more than one year amounted to approximately 6% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. In addition, as a result of the COVID-19 pandemic and the resulting disruption to the operations of our customers, we have experienced and may continue to experience increased requests by our customers for extended payment terms as well as temporary suspensions of service and the corresponding payment obligations. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

We are a part of certain collaborations, partnerships, strategic alliances, joint ventures and other third-party relationships and depend in part on them to grow our business and market share. Reliance on these third parties subjects us to a number of risks, including that:

•
we may be required to contribute significant amounts of capital or incur losses in the initial stages of a collaboration, partnership, alliance or joint venture, particularly as selling and marketing activities increase ahead of expected long-term revenue. For example, we completed our capital contributions to the JV in the second quarter of fiscal 2020 and one system upgrade in the first quarter of fiscal 2021. Further contributions may be necessary in the future as the JV expands its operations in China in order to achieve our long-term strategy in China;
•
the failure of a collaboration, partnership, strategic alliance, joint venture or other third-party relationship to meet our performance and financial expectations, which could adversely impact our ability to meet internal forecasts and expectations. For example, we have experienced losses in connection with our JV that has negatively impacted our operating results;
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

As a result of these and other factors, we may not realize the expected benefits of any collaboration, partnership, strategic alliance or joint venture or such benefits may not be realized at expected levels or within the expected time period

We may attempt to acquire new businesses, products or technologies, including forming joint ventures, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefits or harm our existing business.

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

Our ability to raise capital or obtain financing in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

While we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the other risk factors described above and below.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, which could be difficult or impossible depending on the state of economic and capital markets environments at the time, as well as the state of our business, operating results and financial condition. For example, any sustained disruption in the capital markets from the global economic environment could negatively impact our ability to raise capital. Our ability to raise additional capital or access capital can be affected by macroeconomic events which affect the economy and the financial and banking sectors in particular. Failures at banks and other financial institutions, such as the failure at Silicon Valley Bank in March 2023, or issues in the broader U.S. financial system, including failure of the U.S. government to raise the debt ceiling, increased interest rates, and lack of availability of credit, which may have an impact on the broader capital markets and, in turn, our ability to access those markets. In addition, the tightening of the credit markets and lending standards could it make more difficult to raise capital through either debt or equity offerings on commercially reasonable terms or at all. Also, our debt levels may impair our ability to obtain additional financing in the future. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. We cannot assure that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected. If we need to accept less favorable terms, it could increase our cost of capital, reduce our cash balances or otherwise restrict our ability to grow.

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

The application of tax laws of various foreign jurisdictions and within the United States is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements including our transfer pricing or determine that the manner in which we operate our business does not achieve the intended tax consequences. The application of tax laws can also be subject to conflicting interpretations by tax authorities in the various jurisdictions we operate. It is not uncommon for taxing authorities in different countries to have conflicting views, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes. Further, tax laws are subject to change, which could adversely impact our tax rate. A number of countries, as well as organizations such as the Organization for Economic Cooperation and Development, support the 15% global minimum tax initiative, and are beginning to adopt laws to implement this initiative. Such countries and organizations are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business, which could materially impact our results of operation.

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

Transparency laws. The Sunshine Act, which was enacted by Congress as part of the Patient Protection and Affordable Care Act on December 14, 2011, requires each applicable manufacturer, which includes medical device companies such as Accuray, to track and report to the federal government on an annual basis all payments and other transfers of value from such applicable manufacturer to U.S. licensed physicians and teaching hospitals as well as physician ownership of such applicable manufacturer’s equity, in each case subject to certain statutory exceptions. Furthermore, on October 25, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”) extends the reporting and transparency requirements for physicians in the Physician Payments Sunshine Act to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives. Such data is available by the government on a publicly searchable website. Failure to comply with the data collection and reporting obligations imposed by the Sunshine Act can result in civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum of $150,000 per reporting period) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum of $1 million per reporting period). In addition, we are subject to similar state and foreign laws related to the tracking and reporting of payments and other transfers of value to healthcare professionals, the violation of which could, among other things, result in civil monetary penalties and adversely impact our reputation and business.

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

Within the EU, we are required under the Medical Device Directive to affix the Conformité Européene ("CE") mark on our products in order to sell the products in member countries of the EU. This conformity to the applicable directives is done through self‑declaration and is verified by an independent certification body, called a Notified Body, before the CE mark can be placed on the device. Once the CE mark is affixed to the device, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws or directives. CE marking demonstrates that our products comply with the laws and regulations required by the European Union countries to allow free movement of trade within those countries. If we cannot support our performance claims and/or demonstrate or maintain compliance with the applicable European laws and directives, we lose our CE mark, which would prevent us from selling our products within the European Union. In addition, the EU’s Medical Device Regulation (“MDR”), which replaced the existing Medical Device Directive, became effective in May 2021. The MDR establishes new requirements and oversight for maintaining the CE mark. The official guidance continues to be published for the implementation of these requirements and the number of Notified Bodies are still limited. There may be variability in review timeframes and requirements as both manufacturers and authorities navigate these new requirements. In addition, the EU and Switzerland failed to establish a Mutual Recognition Agreement (“MRA”) for medical devices to include Switzerland within the MDR and as a result, Switzerland has initiated its own medical device regulation similar to the EU MDR, which will require additional registrations for economic operators and products within Switzerland for our devices.

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

Since the enactment of the ACA, CMS continues its efforts to move away from fee for service payments for furnishing items and services in Medicare. As a result of actions taken in 2020 and 2021, CMS has finalized, but not implemented a radiation oncology alternative payment model ("RO-APM"). This model was designed to determine if a site neutral, modality agnostic, episode based payment model would reduce Medicare expenditures and preserve beneficiary quality of care. However, due to the COVID-19 pandemic, implementation of the RO-APM has been delayed several times. On August 29, 2022, CMS published a final rule in the Federal Register, CMS-5527-F2, that delayed the start date of the RO-APM to a date to be determined through future rulemaking. As such, it remains unclear as to if or when CMS will introduce the RO-APM. If implemented, it is unclear what impact, if any, the RO-APM and other government payer initiatives will have on our business and operating results, but uncertainties surrounding the new payment model or other initiatives could pause or otherwise delay the purchase of our products by our customers and any resulting decrease in reimbursement to our customers may result in reduced demand for our services.

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

The stock market in general has recently experienced relatively large price and volume fluctuations, particularly in response to macroeconomic factors. In addition, the trading prices of the stock of healthcare companies of our size can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of these companies. Our stock price has experienced periods of volatility, including in recent quarters. Broad market fluctuations may also harm our stock price. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Any negative change in the public’s perception of the prospects of companies that employ similar technology or sell into similar markets could also depress our stock price, regardless of our actual results.

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
•
announcement of strategic transactions or capital raising activities; and
•
market conditions in our industry, the industries of our customers and the economy as a whole, including the impact of increased inflation, a recession or instability in the banking and financial services sector.

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

At March 31, 2023, we had $89.1 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect domestic and international financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds may in the future lead to market-wide liquidity problems. In addition, the tightening of the credit markets would it make more difficult to raise capital through either debt or equity offerings on commercially reasonable terms or at all.

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

We have facilities in countries around the world, including two manufacturing facilities, each of which is equipped to manufacture unique components of our products. Our manufacturing facilities are located in Madison, Wisconsin, and Chengdu, China. We do not maintain backup manufacturing facilities for any of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in California, which has experienced major earthquakes and fires in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. In addition, China has suffered health epidemics related to the outbreak of COVID-19 (including resurgences of COVID-19), avian influenza and severe acute respiratory syndrome, which could adversely affect our operations in China, including our manufacturing operations in Chengdu, as well as the operations of the JV and those of our customers. Furthermore, the COVID-19 pandemic has spread widely around the world, including in locations where we have facilities and operations. Unexpected events at any of our facilities or otherwise, including as a result of responses to epidemics or pandemics; fires or explosions; natural disasters, such as hurricanes, floods, tornadoes and earthquakes; war or terrorist activities (including the conflict between Russia and Ukraine); unplanned outages; supply disruptions; and failures of equipment or systems, including telecommunications systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacturing and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our results of operation. In particular, telecommunication system failures or disruptions could significantly disrupt our operations as a result of our increase remote work arrangements. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations and the operations of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

Changes in interpretation or application of generally accepted accounting principles may adversely affect our operating results.

We prepare our financial statements to conform to U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period. For example, upon adoption of ASC 606, we now recognize system revenue upon transfer of control, which is generally at time of delivery. Under the previous accounting guidance, we recognized system revenue upon acceptance when and if we have installation responsibilities. If circumstances change over time or interpretation of the revenue recognition rules change, we could be required to adjust the timing of recognizing revenue and our financial results could suffer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1±	Executive Employment Agreement by and between Registrant and Suzanne Winter, dated January 1, 2023.	—	—	—	—	X

10.2±	Executive Employment Agreement by and between Registrant and Ali Pervaiz, dated January 1, 2023.	—	—	—	—	X

10.3±	Executive Employment Agreement by and between Registrant and Jesse Chew, dated January 1, 2023.	—	—	—	—	X

10.4±	Executive Employment Agreement by and between Registrant and Michael Hoge, dated January 1, 2023.	—	—	—	—	X

10.5±	Consulting Agreement by and between Registrant and Franco Palomba, dated January 5, 2023.	—	—	—	—	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

± Management contract or compensatory plan or arrangement.

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

Date: May 8, 2023
	By:	/s/ Suzanne Winter
Suzanne Winter
President & Chief Executive Officer

	By:	/s/ Ali Pervaiz
Ali Pervaiz
Senior Vice President & Chief Financial Officer