Form 10-K
period 2023-06-30
ACCURAY INC
filed 2023-09-07
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33301

ACCURAY INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	20-8370041
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1240 Deming Way

Madison, Wisconsin 53717

(Address of Principal Executive Offices) (Zip Code)

Registrants’ telephone number, including area code: (608) 824-2800

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant based on the last sale price for such stock on December 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was: $163,066,791. Shares of the registrant’s common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2023, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 96,590,033.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2023 Annual Meeting of stockholders to be filed within 120 days of our fiscal year end (the “2023 Proxy Statement”) are incorporated by reference in Part III of this Form 10‑K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 30, 2023

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

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K includes forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding expectations and beliefs regarding the effect of macroeconomic conditions, including the COVID-19 pandemic and the related responses of governments and private industry on our operations and financial results as well as the markets and industry in general; future revenues and expenses, including our expectations regarding timing of recognition of revenue from performance obligations; our sales, distribution and marketing efforts; reimbursement rates and its effects on our business; regulatory requirements, including our compliance with applicable regulations; future orders and expectations regarding our book-to-bill ratio; the radiation therapy market; expectations regarding the economic impact of cancer; our strategy; our products and offerings, including their capabilities and benefits and anticipated benefits to patients and physicians; the factors that contribute to the long-term success of our products; our suppliers and manufacturing facilities; our intellectual property rights; the expected impact of changes in laws and regulations, including regulatory and tax laws; our expectations regarding litigation matters; our expectations regarding future capital requirements; our expectations regarding our liquidity and capital resources; our earnings or other financial results; our expectations regarding new products and features; our expectations regarding our joint venture with CNNC High Energy Equipment (Tianjin) Co., Ltd (the “JV”); our expectations regarding our debt, including our outstanding convertible notes and credit facility; our expectations regarding the effects of foreign currency fluctuations; and other statements using words such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “seek,” “should,” “will” and “would,” and words of similar import and the negatives thereof. Accuray Incorporated (“we,” “our,” or the “Company”) has based these forward‑looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Forward‑looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Factors that could contribute to such differences include, but are not limited to, those discussed under “Risk Factors” in Part I, Item 1A of this report. These forward‑looking statements speak only as of the date of this Annual Report on Form 10‑K and are subject to business and economic risks. We undertake no obligation to update or revise any forward‑looking statements to reflect any event or circumstance that arises after the date of this report except as required by applicable law.

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

Our solutions are designed to advance patient care: during each individual treatment, throughout the treatment process, and at each stage of the cancer treatment journey, from curative to palliative treatments. Our solutions include:

•
Novel artificial intelligence driven radiation therapy systems that automatically adapt treatment delivery for targets that move, synchronizing the radiation beam with the target’s motion in real-time throughout treatment delivery.
•
Powerful treatment planning software and optimizer that reduces the time to create high quality treatment plans and the time it takes to deliver patient treatments as compared to the prior planning software, so clinicians can treat more patients each day.
•
One-of-a-kind imaging solution designed to produce exceptional diagnostic-like quality CT images, quickly and cost-effectively.
•
Automated tools that help to identify the interfraction changes for which re-planning is clinically beneficial and facilitate adaptation of the radiation dose precisely to the patient’s tumor.
•
Distinctive software that accelerates and automates the re-planning process to make re-treatment of a previously irradiated area more efficient for practices and more effective for patients.
•
Advanced architecture that accommodates third party surface guidance interfaces that can enable Deep Inspiration Breath Hold (“DIBH”) for highly accurate and precise breast treatments.

Our innovative technologies, the CyberKnife® and TomoTherapy® platforms, including the Radixact® System, our next generation TomoTherapy platform, are designed to deliver advanced treatments, including stereotactic radiosurgery (“SRS”), stereotactic body radiation therapy (“SBRT”), intensity modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), and adaptive radiation therapy (“ART”). The CyberKnife and TomoTherapy platforms have complementary clinical applications with the same goal: to empower our customers to deliver the most precise and accurate treatments while still minimizing dose to healthy tissue, helping to reduce the risk of side effects that may impact patients’ quality of life. Each of these systems serve patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities. The CyberKnife platform is also used by neurosurgeons specializing in radiosurgery to treat patients with tumors in the brain and spine, and neurologic and/or endocrine disorders. In addition to these products, we also provide services, which include post-contract customer support (warranty period services and post-warranty services), installation services, training, and other professional services.

We were incorporated in California in 1990 and commenced operations in 1992. We reincorporated in Delaware in 2007. Our principal offices in the United States are located in Madison, Wisconsin and Sunnyvale, California.

Our Strategy

Our goal is to develop equipment and technology that enable physicians to deliver precise and accurate, customized, leading‑edge treatments that help patients with cancerous or benign tumors, or neurologic or endocrine disorders, get back to living their lives, faster. We endeavor to achieve this goal by expanding the clinical options for healthcare providers, helping them offer the best radiation treatment for each patient and by providing patients with treatment tailored to their specific needs. Our vision is to expand the curative power of radiation therapy to improve as many lives as possible. We believe our current technologies and our future innovations can help to achieve this. Some of the key elements of our strategy include the following:

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

Continue to expand the radiosurgery market. The CyberKnife System is a robotic radiosurgery system capable of treating tumors throughout the body. There is an extensive body of published literature supporting the use of the CyberKnife System in the treatment of various targets, including cancers, benign tumors, or functional diseases. Radiosurgery is a commonly used procedure among neurosurgeons, specializing in radiosurgery, who require the high level of precision found with surgery, yet want to offer their brain tumor patients a non-invasive option. With more than two decades of clinical evidence, the CyberKnife System offers distinct advantages in the treatment of diseases in the head, base of the skull, and spine. These areas of the body require extremely accurate treatment because of the proximity of the tumors to critical radiosensitive structures that may impact a person’s ability to perform basic functions and to think, see, hear, walk and breathe.

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

Expand sales in international markets. We intend to continue to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. Outside of the United States, we currently have regional offices in Morges, Switzerland, Hong Kong, China, Shanghai, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada, combined with distributors in Eastern Europe, Russia, the Middle East, the Asia Pacific region, and Latin America. Many of these countries however, are not highly developed at this time and therefore, sales opportunities may be limited. We intend to increase our international revenue by focused additions of direct sales personnel in targeted areas to further penetrate our most promising international markets, and additional distributors strategic partnerships, or joint ventures, where opportune.

Strategic partnerships and joint ventures. We intend to pursue strategic partnerships and joint ventures we believe will allow us to complement our growth strategy, increase sales in our current markets and expand into adjacent markets, broaden our technology and intellectual property, and strengthen our relationships with our customers.

•
In fiscal 2016, we signed an agreement with RaySearch Laboratories AB, which led to the integration of treatment planning support for the TomoTherapy, Radixact and CyberKnife Systems in the RayStation Treatment Planning System (“TPS”) as well as interface to the RayCare Oncology Information System (“OIS”). In fiscal 2017, we signed an agreement with Photo Diagnostic Systems, Incorporated to enhance image quality of our TomoTherapy System through an enhanced image reconstruction software.
•
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
•
In fiscal 2021, we announced a collaboration with Brainlab to enhance and expand the CyberKnife platform’s capabilities for the neuro-radiosurgery market. In fiscal 2022, we signed an agreement with C-RAD to provide customers with a solution for deep inspiration breath hold (“DIBH”) using the C-RAD Catalyst+ HD and Radixact System and with Limbus AI to augment our adaptive radiotherapy capabilities by leveraging Limbus’ artificial intelligence (“AI”)-driven autocontouring algorithms, which is expected to enable automated contouring to further streamline the treatment planning process.
•
In fiscal 2023, we announced a global, commercial partnership with GE Healthcare, intended to enable both companies to advance personalized cancer care and offer solutions throughout the care pathway from precision diagnostics, precision treatment planning, and delivery to precision monitoring post-treatment.

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

The CyberKnife Platform

The CyberKnife platform is the only robotic, full-body SRS and SBRT delivery device on the market. The latest generation is the CyberKnife S7 System, which combines speed, advanced precision, and real-time AI-driven motion tracking and synchronized treatment delivery for all SRS and SBRT treatments, in as little as 15 minutes. The platform is designed to treat cancerous and benign tumors throughout the body, as well as neurologic and endocrine disorders. The use of SRS and SBRT with the CyberKnife platform to treat tumors throughout the body has grown significantly in recent years. SRS and SBRT are performed on an outpatient basis in a limited number of treatment sessions - typically 1-5 fractions. They enable the treatment of patients who might not otherwise be treated with radiation, who may not be good candidates for surgery, or who desire a non-surgical treatment option.

The CyberKnife S7 System is available for sale in most major markets globally. The system includes disease-specific tracking and treatment delivery solutions for brain, spine, lung and prostate tumors, improvements in treatment speed as compared to earlier systems, more options to configure the treatment room, and expanded number of nodes leading to more coverage and minimizing the dose to healthy tissue. The CyberKnife S7 System has the option of fixed collimators plus the Iris Variable Aperture Collimator and/or InCise multi-leaf collimators (“MLC”). With the addition of the InCise MLC, the CyberKnife S7 System is designed to enable the treatment of larger tumors that were previously thought untreatable with radiosurgery and SBRT. The InCise MLC and IMRT planning tools are designed to enable expansion of indications that can be treated with a CyberKnife platform to include many IMRT indications.

Using our Synchrony® real-time target tracking with dynamic delivery technology and computer controlled robotic mobility, the CyberKnife platform is designed to deliver radiation from a wide array of beam angles and autonomously track, detect and correct for even the slightest tumor and patient movement in real‑time throughout the entire treatment. This design is intended to enable the CyberKnife platform to deliver high‑dose radiation with sub-millimeter precision and accuracy, which minimizes damage to surrounding healthy tissue and eliminates the need for invasive head or body immobilization frames.

The Accuray Precision® Treatment Planning System (“TPS”) with the VOLO Optimizer software on the CyberKnife S7 System enables customers to significantly improve operational efficiency by reducing both the time to create high quality treatment plans and the time it takes to deliver patient treatments. The next-generation TPS with the VOLO Optimizer facilitates the development of clinically optimal treatment plans up to an estimated 90 percent faster than before and the delivery of the treatment up to an estimated 50 percent faster than before the availability of this software.

We believe the CyberKnife platform offers clinicians and patients the following benefits over other vendors’ radiation therapy systems in the market:

The only truly robotic system in the market. The CyberKnife platform features a compact linear accelerator mounted on a highly maneuverable robotic arm that moves around the resting patient while delivering isocentric or non-isocentric, non coplanar treatment radiation beams from potentially thousands of unique angles, tailoring radiation delivery to minimize the dose to healthy tissue, while maintaining sub millimeter accuracy and precision even for targets that move during treatment.

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

Treatment of tumors throughout the body. The CyberKnife platform has been cleared by the Food and Drug Administration (“FDA”) to provide treatment planning and image‑guided radiation treatment for tumors anywhere in the body where radiation treatment is indicated. By comparison, traditional frame‑based radiosurgery systems are generally limited to treating brain tumors with some using cobalt 60 radioactive material, which decays over time and is difficult to replace. The CyberKnife platform is being used for the treatment of primary and metastatic tumors outside the brain, including tumors on or near the spine and in the breast, kidney, liver, lung, pancreas and prostate, in addition to tumors in the brain, with the same sub‑millimeter accuracy in every disease site.

Real‑time tracking of tumor movement. The CyberKnife platform is designed to accommodate all forms of patient and tumor motion, even while the treatment is being delivered. With the Accuray-exclusive Synchrony artificial intelligence (AI)-driven tumor tracking with dynamic delivery technology, the CyberKnife platform enables smaller treatment margins around the tumor, minimizing the amount of healthy tissue exposed to high-dose radiation.

Significant patient benefits. The CyberKnife platform is designed to maximize patient comfort. Patients may be treated with the CyberKnife platform on an outpatient basis without anesthesia and without the risks and complications inherent in traditional surgery. Patients do not require substantial pretreatment preparation, and typically there is little to no recovery time or hospital stay associated with CyberKnife platform’s treatments. In addition, the CyberKnife platform eliminates the need for an invasive rigid frame to be screwed into the patient’s skull or affixed to other parts of the body, or gating instruments.

Additional revenue generation through increased patient volumes. We believe clinical use of the CyberKnife platform allows our customers to effectively treat patients where extreme precision and ability to account for motion are important, and patients who otherwise would not have been treated with radiation or who may not have been good candidates for surgery.

Upgradeable modular design. The CyberKnife platform has a modular design that facilitates the implementation of upgrades that often do not require our customers to purchase an entirely new system to gain the benefits of new features. We continue to work to develop and offer new clinical capabilities enhancing ease of use, reducing treatment times, improving accuracy and improving patient access. The main components and options of the CyberKnife platform include: compact X‑band linear accelerator; robotic manipulator arm, real‑time image‑guidance system with continuous target tracking and correction; imaging sources and detectors.

Key features of the main components include:

Compact X-band linear accelerator. The CyberKnife S7 System utilizes a compact X-band linear accelerator (linac) mounted on a robotic manipulator arm. The side-coupled-cavity radiofrequency standing wave linac is fitted with a triode electron gun, demountable target, and demountable radiofrequency window.

Robotic manipulator arm. The robotic manipulator arm, with six‑degrees‑of‑freedom range of movement, is designed to move around the patient to position the linac and direct the radiation with an extremely high level of precision and repeatability. The manipulator arm provides what we believe to be a unique method of positioning the linac to deliver doses of radiation from nearly any direction and position, without the limitations inherent in gantry‑based systems, creating a non‑isocentric composite dose pattern with a high level of conformance to the shape of each treated tumor. This flexibility enhances the ability to diversify beam trajectories and beam entrance and exit points, helping to minimize risks of radiation damage to healthy cells near the tumor. Furthermore, the rapid response time of the manipulator arm allows tracking of tumors that are prone to movement.

Real‑time image‑guidance system with continuous target tracking and correction. Without the need for clinician intervention or treatment interruption, Synchrony is designed to enable continuous monitoring and correction for patient and tumor movements throughout each treatment as it is being delivered. Our patented image guidance technology correlates low dose, real time treatment X-rays with images previously taken with a CT scan of the tumor and surrounding tissue to direct each beam of radiation with increased precision versus treatments without this real time feedback. This, in turn, enables delivery of a highly conformal, non-isocentric dose of radiation to the tumor, minimizing radiation delivered to surrounding healthy tissue. Synchrony is the only technology that uses artificial intelligence, through image guidance, to automatically adapt and synchronize the treatment delivery beam position to the target location precisely and accurately during the delivery of a treatment fraction. The beams of radiation are delivered continuously throughout the treatment session as the patient behaves naturally. The Synchrony technology provides what we believe is unsurpassed clinical accuracy for lung tumors that move with respiration without the need for implanted fiducials. It makes it possible and practical for clinicians to deliver radiation dose with sub-millimeter precision and accuracy, even for tumors that are prone to movement.

Imaging sources. The low‑energy X‑ray sources generate the images that help determine the location of bony or other anatomic landmarks, or implanted fiducials, which are used for tracking throughout the entire treatment.

Imaging detectors. The image detectors capture high‑resolution anatomical images throughout the treatment. These live images are continually compared to the patient’s CT scan to determine real‑time patient positioning. Based on this information, the robotic manipulator automatically corrects for detected movements.

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

InCise Multileaf Collimator. The InCise MLC is designed to deliver the same precise SRS and SBRT treatments clinicians expect from the CyberKnife platform, while significantly reducing treatment times. With the InCise MLC, the CyberKnife S7 Series can be used to treat larger and irregular tumors more efficiently.

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

The system seamlessly integrates with ClearRT helical kilovoltage computerized tomography (“kVCT”) high-fidelity imaging, providing clinicians with an option to produce exceptional diagnostic-like quality CT images, quickly and cost-effectively, to improve patient care. Synchrony on the Radixact System tracks and automatically adapts radiation delivery for targets that move, offering the possibility to decrease margins and hypofractionate treatments while efficiently delivering truly personalized care.

We believe the TomoTherapy platform offers clinicians and patients the following benefits:

Versatile treatment capabilities. The TomoTherapy platform’s ring gantry architecture enables precise and efficient treatments with a high degree of dose conformity. The high‑speed binary MLC is integrated with the linac and consists of 64 individual low leakage tungsten leaves that move across the beam to either block or allow the passage of radiation, effectively modulating and shaping the beam as it is emitted. The combination of the ring gantry and the high‑speed MLC enable treatment to be delivered continuously in a 360‑degree helical pattern around the patient’s body (which we refer to as TomoHelical). Additionally, the TomoDirect feature provides the TomoTherapy platform with added versatility, enabling the delivery of high quality, fixed angle beams for those cases suited to simple fixed angle radiation delivery. All TomoTherapy platform systems enable an operator to provide non‑isocentric 3D conformal radiotherapy (“3D CRT”), IG-IMRT, or stereotactic treatments within a typical cylindrical volume of 40 centimeters in diameter and up to 135 centimeters in length. This expansive treatment field allows single or multiple tumors, located anywhere in body, to be treated in a single session. The TomoTherapy platform’s versatility, efficiency and precision offer clinicians an extensive range of effective treatment possibilities.

Real-time tracking of tumor movement. The Accuray proprietary Synchrony® AI-driven real-time target tracking with dynamic delivery technology is a collection of unique hardware and software technologies that enables personalized real-time adaptive delivery of radiation treatment to targets while they are in motion by synchronizing the treatment delivery beam position to the target location precisely and accurately during the delivery of a treatment fraction. Synchrony is the only technology that uses artificial intelligence, through image guidance, to automatically adapt and synchronize the radiation beam to the position of the tumor if and when it moves during treatment. The beams of radiation are delivered continuously throughout the treatment session as the patient behaves naturally. Synchrony can be used on the Radixact System to adapt treatment delivery for tumors that move as a result of bodily processes, including respiration and digestion, as well as patient movement. Synchrony treatments are truly personalized, as delivery is adapted to the individual’s unique movements throughout treatment delivery. If movement changes during treatment, delivery is adapted for that unique change. The Synchrony technology makes it possible and practical for clinicians to deliver radiation dose with accuracy and precision, even for tumors that move. Synchrony helps to maximize treatment effectiveness and minimize dose to surrounding healthy tissue because it accounts for the current and changing conditions of the patient during treatment delivery.

Diagnostic-like quality kVCT images enable better visualization of tumors, dose verification and re-planning. We recently launched ClearRT™ helical kVCT imaging technology for the Radixact System. The Radixact System seamlessly integrates with ClearRT helical kVCT high-fidelity imaging, providing clinicians with an option to produce exceptional diagnostic-like quality CT images, quickly and cost-effectively, to improve patient care. ClearRT imaging brings low dose diagnostic-like kVCT imaging quality, the largest imaging field of view available on a radiation delivery system at 50 cm (diameter) by 135 cm (long), and speed, as evidenced by its ability to capture a 1-meter image in only 1 minute. ClearRT delivers enhanced imaging capabilities compared to conventional linear accelerator systems that rely on cone-beam CT (“CBCT”) imaging, and as an alternative to MR-based radiation therapy systems that can be complex and cost prohibitive to use. ClearRT offers excellent uniformity and low noise across the entire image, improved soft tissue visualization while maintaining exceptional spatial resolution, which is intended to enhance the versatility and efficiency of the Radixact System in the radiation therapy department.

Integrated treatment system for precise radiation delivery. We believe the integration of our proprietary imaging technologies, treatment planning and helical radiation delivery mode enables highly accurate and precise radiation therapy. Our planning software allows clinicians to establish the contours of a tumor and any normal radio-sensitive structures in close proximity to the treatment beam. The TomoTherapy platform uses an intelligent dose optimization algorithm to ensure the radiation beam conforms to the patient’s tumor and minimizes exposure to surrounding healthy tissue structures, providing a highly‑targeted and effective dose distribution. These features significantly benefit patients by increasing the radiation delivered to cancerous tissues, while minimizing damage to nearby healthy tissues, thus also minimizing side effects.

Efficient clinical workflow for Image-Guided Radiation Therapy and adaptive radiation therapy. The TomoTherapy platform integrates into a single system all of the key elements for radiation therapy, including treatment planning, CT image‑guided patient positioning, treatment delivery, quality assurance and adaptive planning. The imaging and treatment planning capabilities of many traditional systems are more modular or require cumbersome add‑ons or separate treatment planning systems that result in clinicians taking more steps between scanning, planning and treatment of patients. Conversely, the integrated imaging and treatment features of the Radixact System allows clinicians to scan, plan and treat cancer patients efficiently. Treatment plans as well as daily images can be easily accessed remotely, enabling clinical teams to collaboratively work together, regardless of location, ensuring higher quality plan development and delivery. Additionally, ClearRT provides clear, high-fidelity images that are designed to reduce the time required for patient imaging and registration, a crucial part of the treatment delivery process, thereby enabling clinical staff to serve more patients. ClearRT helical kVCT images are also available within the Accuray PreciseART® automated dose trending tool for clinicians to evaluate if plan adaptation would be beneficial, enabling the most personalized patient care.

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

We believe the TomoTherapy platform offers clinicians and patients significant benefits over other vendors’ radiation therapy systems in the market. The long-term success of the TomoTherapy platform is dependent on a number of factors, including the following:

•
Continued adoption of our TomoTherapy platform, including the Radixact System, in markets where it is available;
•
Greater awareness among doctors and patients of the unique benefits of radiation therapy using the TomoTherapy platform, including its ring gantry architecture that enables treatment delivery from multiple 360 degree rotations around the patient, and ClearRT helical kVCT imaging for the Radixact System, which are designed to produce exceptional diagnostic-like quality CT images, quickly and cost-effectively;
•
Advances in our technology that improve the quality of treatments and ease of use of the TomoTherapy platform;
•
Greater awareness among doctors of the reliability of the TomoTherapy platform; and
•
Our ability to expand sales of the TomoTherapy platform in countries throughout the world where we do not currently sell or have not historically sold a significant number of any TomoTherapy platform configurations.

Our Software Solutions

Our Accuray Precision TPS with iDMS Data Management Systems provide fully integrated treatment planning and data management systems for use with all compatible Accuray delivery platforms.

Accuray Precision Treatment Planning. With a streamlined and intuitive interface, Accuray Precision TPS enables clinicians to efficiently generate high quality radiation therapy treatment plans for all case types. It is a complete planning solution, including multi‑modality image fusion with proprietary deformable image registration algorithm, comprehensive suite of contouring tools, AutoSegmentation auto‑contouring options for head and neck, brain, and prostate, side‑by‑side treatment plan comparison, plan summation and evaluation. It supports treatment plan creation for all case types with TomoHelical, TomoDirect IMRT and 3D CRT planning mode on both Radixact and TomoTherapy Systems enabled with iDMS Data Management Systems. It also supports planning for all case types on CyberKnife platforms, including Frameless Intracranial Radiosurgery, Fiducial‑Free Lung Tracking with Dynamic Motion Synchronization, SBRT, for the skull, spine, abdomen and pelvis, as well as IMRT. It provides fast and accurate dose computation engines for both Accuray platforms, including Monte Carlo dose calculation for the CyberKnife InCise Multileaf Collimator and VOLO™ Technology for the CyberKnife, Radixact and TomoTherapy Systems. The VOLO solution features high‑speed parallel processing for both dose calculation and optimization that empowers clinicians to create highly customized treatment plans in less time, with greater flexibility to work interactively and in real time to efficiently develop the best IMRT treatment plans for even the most complex cases.

The Accuray Precision TPS can be further enhanced with optional advanced capabilities described below:

PreciseART Adaptive Radiation Therapy Option. The PreciseART Radiation Therapy Option extends adaptive radiotherapy possibilities, delivering an entirely new level of system integration and workflow automation for Radixact and other TomoTherapy Systems compatible with iDMS. The PreciseART Option enables clinicians to monitor patient treatment and efficiently adapt plans, helping clinics of all sizes deliver more precise treatments to more patients. It offers automated processing of daily imaging to enable clinicians to monitor all patients and set protocol‑specific action levels to flag cases for review and possible plan adaptation. The PreciseART software's streamlined re‑planning capabilities leverage full integration of treatment delivery, planning and database systems to allow clinicians to efficiently generate new treatment plans based on previous plan data. It is also designed to maintain the integrity of original treatment plans to ensure tumor coverage, preserve Organ‑At‑Risk (“OAR”) doses and reduce toxicity.

PreciseRTX Retreatment Option. The PreciseRTX Retreatment Option makes retreatment planning more efficient and effective. The option helps to accelerate and enhance the process of creating new treatment plans for patients who have received previous irradiation. The workflow includes importation of patient dose data, from either Accuray or non-Accuray planning systems, automatic deformation of original plan contours onto a new treatment planning CT, automatic deformation of previously delivered dose onto a new planning CT, generation of the re-treatment plan based on the information from the existing plan and summation of the original and new treatment plans to review the total dose.

Accuray iDMS Data Management System. Accuray iDMS creates a centralized platform for storing and managing all patient treatment plan data. Designed to integrate with a wide range of technologies and systems, iDMS enables users and applications to securely and seamlessly access the data they need to drive efficient, informed, effective treatment. Information for patients to be treated or previously treated on any iDMS compatible Accuray platforms will be maintained as a single treatment record, providing the flexibility to treat patients on any available Accuray platform compatible with iDMS. It can manage users and privileges to control patient data access. It supports the Storage Vault option, which can safely maintain years of encrypted patient data. It also offers customizable report generation of patient, plan and treatment system with Report Administration Application. In addition, the Accuray iDMS enables connectivity between Accuray platforms with other systems in radiation oncology departments, encompassing the entire radiotherapy workflow. iDMS offers several key capabilities:

OIS Connect Option. The OIS Connect software option is a Digital Imaging and Communications in Medicine (“DICOM”) standard-based solution that provides the ability to interface all iDMS enabled Accuray platform to a compatible OIS. This integration with electronic medical record generates a comprehensive export of the radiotherapy treatment history delivered using Accuray platforms.

Total Quality Assurance (TQA™) package. The TQA application offers trending and reporting of many systems and dosimetric parameters that allow physicians to monitor the performance of their TomoTherapy platforms.

Delivery Analysis™. Delivery Analysis is a software option for the TomoTherapy platform that enables easy pretreatment quality assurance. The software also offers an innovative capability to monitor doses throughout the patient treatment using detector signals to ensure that the patient is receiving the expected dose from treatment to treatment. Delivery Analysis provides both high level analytics for summary display as well as detailed analysis capability.

Sales and Marketing

In the United States, we primarily market directly to customers, including hospitals and stand-alone treatment facilities, through our sales organization, and we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through the use of distributors and sales agents. We currently have international offices in Morges, Switzerland; Hong Kong, China; Shanghai, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada. In addition, we have distributors in Eastern Europe, Russia, the Middle East, the Asia Pacific region, and Latin America.

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

We market our products to radiation oncologists, neurosurgeons, general surgeons, oncology specialists and other referring physicians in hospitals and stand‑alone treatment facilities. We intend to continue to increase our focus on marketing and education efforts to surgical specialists and oncologists responsible for treating tumors throughout the body and are also working closely with hospital administrators to demonstrate the economic benefits of our offering. Our marketing activities also include efforts to inform and educate patients with cancerous or benign tumors, or neurologic and/or endocrine disorders, about the benefits of the CyberKnife and TomoTherapy platforms.

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

With the receipt of the necessary permits and licenses to operate, the JV has begun selling products in China, much like a distributor. In the long term, we anticipate that the JV will manufacture and sell a locally branded “Made in China” radiotherapy device in the Class B license category, or Class B device, which would replace our current offering in that category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China. The regulatory submission to the National Medical Products Administration (“NMPA”) has been completed and we expect to receive NMPA clearance in the first half of calendar year 2024 and take orders shortly thereafter. For more information on the JV, see Note 11, “Joint Venture,” of the Notes to the consolidated financial statements.

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

Currently, we manufacture our CyberKnife and TomoTherapy platforms in Madison, Wisconsin. We manufacture the linear accelerator for our CyberKnife and TomoTherapy platforms at our Chengdu, China facility. Our facilities employ state‑of‑the‑art manufacturing techniques and equipment. The components manufactured at our Chengdu facility are produced under the International Standard Organization (“ISO”), 13485:2016 certified quality management systems. The completed medical devices are designed, manufactured, installed, serviced and distributed at our Sunnyvale, Madison and Morges facilities under quality management systems which are compliant to the internationally recognized quality system standard for medical devices ISO, 13485:2016, and the Quality System regulations enforced by the FDA. We believe our manufacturing facilities will be adequate for our expected growth and foreseeable future demands for at least the next three years.

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

As of June 30, 2023, we held an exclusive field of use licenses or ownership of 439 U.S. and foreign patents, and 159 U.S. and foreign patent applications. These patents and applications cover various components and techniques incorporated into the CyberKnife and TomoTherapy platforms, or which may be incorporated into new technologies under current development, all of which we believe will allow us to maintain a competitive advantage in the field of radiation therapy systems. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted to us in the future will provide us with protection.

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

The modular design of our systems support rapid development for new clinical capabilities and performance enhancements by generally allowing each subsystem to evolve within the overall platform design. Access to regular product upgrades protects customer investment in the system, facilitates the rapid adoption of new features and capabilities among existing installed base customers, and drives increasing value in our multiyear service plans. These upgrades will generally consist of software and hardware enhancements designed to increase the ease of use of our systems, improve the speed and accuracy of patient treatment and meet other customer needs.

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

New product sales in this competitive market are primarily dominated by two companies: Elekta AB (Elekta) and Varian Medical Systems, Inc, a Siemens Healthineers company (“Varian”). Some manufacturers of standard linac systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image‑guidance systems to perform both radiosurgical and radiotherapy procedures. Our other competitors include RefleXion Medical Inc., ZAP® Surgical Systems, Inc., and other companies in the radiosurgical and radiation therapy markets.

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
•
Published, peer‑reviewed data supporting the efficiency, efficacy and safety of our platforms;
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

Our customers’ equipment purchase considerations typically include reliability, treatment quality, service capabilities, patient throughput, price, payment terms and equipment supplier viability. We believe we compete favorably with our competitors on price and value based upon the technology offered by our platforms. We strive to provide technologically superior products that cover substantially all aspects of radiation therapy to deliver precise treatments with high‑quality clinical outcomes that meet or exceed customer expectations.

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

U.S. Reimbursement

In the United States, healthcare providers that purchase capital equipment such as the CyberKnife and/or TomoTherapy platforms generally rely on government and private third‑party payors for reimbursement for the healthcare treatment and services they provide. Examples of these types of payors include Medicare, Medicaid, private health insurance plans, and health maintenance organizations, which reimburse all or a portion of the cost of treatment, as well as related healthcare services. Reimbursement involves three components: coverage, coding and payment.

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

Coding

The codes that are used to report radiosurgery treatment delivery in 2023 for the hospital outpatient department are Current Procedural Terminology (“CPT”) codes 77372 and 77373 for single fraction intracranial radiosurgery and single fraction extracranial/multi‑session radiosurgery/stereotactic body radiation therapy. For freestanding centers, robotic radiosurgery is billed with robotic radiosurgery Healthcare Common Procedural Codes (“HCPCs”) G0339 and G0340. The non‑robotic SRS/SBRT codes 77372 and 77373 are also payable codes in the freestanding site of service for non‑robotic SRS/SBRT.

In 2023, in the hospital outpatient department, IMRT delivery is billed under CPT code 77385 for simple IMRT and 77386 for complex IMRT. For 3D CRT three codes are used to report simple, intermediate, and complex treatments. 3D-CRT treatments delivered using the TomoTherapy and Radixact Systems are considered complex treatments and reported under the complex 3D‑CRT code 77412. In December 2015, the Patient Access and Medicare Protection Act (PAMPA) stopped the

IMRT and 3D CRT delivery codes from being implemented and prevented reimbursement reductions in the freestanding center setting through calendar year 2019. Although the payment freeze was set to expire on December 31, 2019, the Centers for Medicare and Medicaid Services (“CMS”) has continued to recognize these temporary HCPCS G codes in this setting. We expect all valid delivery codes will be recognized by commercial payers. Other codes are used to report treatment planning, dosimetry, treatment management, and other procedures routinely performed for treating radiosurgery or radiotherapy patients.

Payment

In the United States, most procedures using the CyberKnife, TomoTherapy, and Radixact Systems are performed in the hospital outpatient department. Payment rates under the Medicare fee-for-service methodology are established based on cost data submitted by hospitals. CMS pays separately for ancillary procedures in addition to the delivery of IMRT, 3D CRT, and SRS/SBRT as well as comprehensive ambulatory payment classifications that bundles delivery and some ancillary services for single session cranial radiosurgery.

Payment for treatment with CyberKnife and TomoTherapy platforms are also available in the freestanding center setting. In 2023, the primary treatment delivery codes for robotic radiosurgery are priced by the regional Medicare Administrative Contractors. In 2023, the robotic SRS/SBRT delivery codes remain contractor priced for providers paid under the traditional fee-for-service methodology. Payment rates for IMRT and 3DRT procedures are set by CMS with adjustments to account for geographic market variations.

The federal government reviews and adjust rates annually, and from time to time considers various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services, including radiotherapy and radiosurgery, in hospitals and free‑standing clinics. In the past, we have seen our customers’ decision‑making process complicated by the uncertainties surrounding reimbursement rates for radiotherapy and radiosurgery in the United States. State government reimbursement for services is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations, subject to the requirements of federal law and regulations.

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

510(k) clearance pathway. When a 510(k) clearance is required, we must submit a pre‑market notification demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre‑market approval (“PMA”) applications. By statute, the FDA has targets to clear or deny a 510(k) pre‑market notification after 90 days of review from submission of the application. Clearance generally takes longer as the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.

In January 2002, we received 510(k) clearance for the TomoTherapy Hi Art System intended to be used as an integrated system for the planning and delivery of IMRT for the treatment of cancer. In August 2008, we received 510(k) clearance for our TomoDirect System. In June 2016, we received 510(k) clearance for the Radixact Treatment Delivery Platform. We also received 510(k) clearance for our new treatment planning and data management systems, Accuray Precision TPS and iDMS Data Management System. In November 2018, we received 510(k) clearance for Synchrony Motion Synchronization and Real-Time Adaptive Radiotherapy Technology for the Radixact System.

In July 1999, we received 510(k) clearance for the CyberKnife System for use in the head and neck regions of the body. In August 2001, we received 510(k) clearance for the CyberKnife System to provide treatment planning and image guided stereotactic radiosurgery and precision radiotherapy for lesions, tumors and conditions anywhere in the body where radiation treatment is indicated. In April 2002, we received 510(k) clearance for the Synchrony Motion Tracking System as an option to the CyberKnife System, intended to enable dynamic image guided stereotactic radiosurgery and precision radiotherapy of lesions, tumors and conditions that move under influence of respiration. In October 2012, we received 510(k) clearance for the InCise MLC with clearance from the FDA on July 1, 2015. In August 2023, we received 510(k) clearance for the VitalHoldTM breast package on the Radixact System.

PMA pathway. A PMA must be submitted to the FDA if the device is not eligible for the 510(k) clearance process. A PMA must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate reasonable evidence of the device’s safety and efficacy to the FDA’s satisfaction. Currently, no device we have developed and commercialized has required pre‑market approval.

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

We have modified aspects of our CyberKnife and TomoTherapy platforms since receiving regulatory clearance, and we have applied for and obtained additional 510(k) clearances for these modifications when we determined such clearances were required. The FDA may review our 510(k) filing decision, and can disagree with our initial determination. The FDA may take regulatory action from requiring new filings to injunction if it disagrees with our determinations not to seek a new 510(k) clearance or PMA approval for modifications. The FDA reviewed and cleared the most recent versions of the CyberKnife System and TomoTherapy platforms, including the Radixact System, in fiscal 2021.

Pervasive and continuing regulation. After a device is placed on the market, numerous regulatory requirements apply. These include:

•
Quality System Regulation (“QSR”), which require manufacturers, including third‑party manufacturers, to follow stringent design, testing, documentation and other quality assurance procedures during product design and throughout the manufacturing process;
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

Anti‑kickback laws. Our operations are subject to broad and changing federal and state anti‑kickback laws. The Office of the Inspector General of the Department of Health and Human Services (“OIG”) is primarily responsible for enforcing the federal Anti‑Kickback Statute and generally for identifying fraud and abuse activities affecting government programs. The federal Anti‑Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. “Remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything of value at less than fair market value.

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

Transparency laws. The Physician Payment Sunshine Act (the “Sunshine Act”), which was enacted by Congress as part of the Patient Protection and Affordable Care Act on December 14, 2011, requires each applicable manufacturer, which includes medical device companies, such as Accuray, to track and report to the federal government on an annual basis all payments and other transfers of value from such applicable manufacturer to U.S. licensed physicians and teaching hospitals as well as physician ownership of such applicable manufacturer’s equity, in each case subject to certain statutory exceptions. Such data will be made available by the government on a publicly searchable website. Failure to comply with the data collection and reporting obligations imposed by the Sunshine Act can result in civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum of $150,000 per reporting period) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum of $1 million per reporting period). In addition, we are subject to similar state and foreign laws related to the tracking and reporting of payments and other transfers of value to healthcare professionals. These laws require or will require that we implement the necessary and costly infrastructure to track and report such payments and transfers of value. Failure to comply with these new tracking and reporting laws could subject us to significant civil monetary penalties.

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

In addition, in July 2008, CMS issued a final rule implementing significant amendments to the regulations under the Stark Law. The final rule, which was effective October 1, 2009, imposes additional limitations on the ability of physicians to refer patients to medical facilities in which the physician or an immediate family member has an ownership interest for treatment. Among other things, the rule provides that leases of equipment between physician owners that may refer patients and hospitals must be on a fixed rate, rather than a per use basis. Prior to enactment of the final rule, physician owned entities had increasingly become involved in the acquisition of medical technologies, including the CyberKnife platform. In many cases, these entities entered into arrangements with hospitals that billed Medicare for the furnishing of medical services, and the physician owners were among the physicians who referred patients to the entity for services. The rule limits these arrangements and could require the restructuring of existing arrangements between physicians owned entities and hospitals and could discourage physicians from participating in the acquisition and ownership of medical technologies. The final rule also prohibits percentage‑based compensation in equipment leases. As a result of the finalization of these regulations, some existing CyberKnife platform operators have modified or restructured their corporate or organizational structures. In addition, certain customers that planned to open CyberKnife centers in the United States involving physician ownership have restructured their legal ownership structure. Certain entities were not able to establish viable models for CyberKnife platform operation and therefore, canceled their CyberKnife platform purchase agreements. Accordingly, these regulations have resulted in cancellations of CyberKnife platform purchase agreements and could also reduce the attractiveness of medical technology acquisitions, including CyberKnife platform purchases, by physician owned joint ventures or similar entities. As a result, these regulations have had, and could continue to have, an adverse impact on our product sales and therefore, on our business and results of operations.

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

Federal False Claims Act. The federal False Claims Act prohibits the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $13,508 and $27,018 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. We have retained the services of a reimbursement consultant, for which we pay certain consulting fees, to provide us and facilities that have purchased a CyberKnife or TomoTherapy platform, with general reimbursement advice. While we believe this will assist our customers in filing proper claims for reimbursement, and even though such consultants do not submit claims on behalf of our customers, the fact that we provide these consultant services could expose us to additional scrutiny and possible liability in the event one of our customers is investigated and determined to be in violation of any of these laws.

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

As a participant in the healthcare industry, we are also subject to extensive federal and state laws and regulations protecting the privacy and integrity of patient medical information, including privacy and security standards required under HIPAA. The HIPAA privacy standard was amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), enacted as part of the American Recovery and Reinvestment Act of 2009. HITECH significantly increases the civil money penalties for violations of patient privacy rights protected under HIPAA. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entities under which we are considered to be a “business associate” under HIPAA. As a business associate, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities. Furthermore, business associates are directly subject to regulations under HIPAA including the new enforcement scheme, criminal and civil penalties for certain violations, and inspection requirements.

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

The primary regulatory environment in Europe is that of the European Union and the three additional member states of the European Economic Area (“EEA”), which have adopted similar laws and regulations with respect to medical devices. The European Union has adopted numerous directives and the European Committee for Standardization has promulgated standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of the relevant directive will be entitled to bear the Conformité Européene (“CE”) conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, may be commercially distributed throughout the member states of the EEA.

The method of assessing conformity to applicable standards and directives depends on the type and class of the product, but normally involves a combination of self‑assessment by the manufacturer and a third‑party assessment by a notified body, an independent and neutral institution appointed by a European Union member state to conduct the conformity assessment. This relevant assessment may consist of an audit of the manufacturer’s quality system (currently ISO 13485), provisions of the Medical Devices Directive, and specific testing of the manufacturer’s device. Our facilities were first awarded the ISO 13485 certification in September 2002 and has been subsequently maintained through periodic assessments, and we are currently authorized to affix the CE mark to our products, allowing us to sell our products throughout the European Economic Area. The Medical Device Regulation (“MDR”) came into effect in the European Union in May 2021. We are required to obtain certification against the MDR to CE mark new products or to make significant changes to existing products. There are fewer notified bodies authorized under the MDR to qualify businesses and products. This may result in additional time for initial product reviews and to obtain authorization to apply the CE mark.

We are also currently subject to regulations in Japan. Under the Pharmaceutical Affairs Law in Japan, a pre‑market approval necessary to sell, market and import a product (Shonin) must be obtained from the Ministry of Health, Labor and Welfare (“MHLW”), for our products. A Japanese distributor received the first government approval to market the CyberKnife System from MHLW in November 1996. We received and maintain Shonin approval from MHLW for CyberKnife Treatment Delivery Systems, M6 Series with InCise MLC, TomoTherapy Treatment Delivery Systems, Radixact Treatment Delivery Systems, and associated Precision and iDMS software products.

Additionally, our products are subject to regulations in China. The China Supervision and Regulation of Medical Devices (No. 680) requires licensing from the National Medical Products Administration (“NMPA”) to market, sell, and import our product type. The NMPA licenses require testing by the Beijing Institute for Medical Devices Testing (“BIMT”) specifically related to China variations of global safety and performance standards. We received and maintain NMPA licenses for various configurations of Radixact Treatment Delivery Systems, CyberKnife Treatment Delivery Systems, TomoTherapy Treatment Delivery Systems, and associated Precision and iDMS software products.

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

Backlog

For a discussion of our fiscal 2023 backlog, please refer to the section entitled “Backlog,” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees and Human Capital Resources

Our employees are critical to the success of our business. As of June 30, 2023, we had 1024 employees, including 411 employees employed outside of the United States. We also engage part-time employees and independent contractors to supplement our workforce. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and we believe our relationship with our employees is good.

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

Geographic Information

For financial reporting purposes, net sales and long‑lived assets attributable to significant geographic areas are presented in Note 14, Segment Disclosure, to the consolidated financial statements, which are incorporated herein by reference.

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

We also use our investor relations website as a channel of distribution for material company information in compliance with Regulation FD. For example, webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. RISK FACTORS

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in Part I, Item 1A titled “Risk Factors.” These risks include, but are not limited to, the following:

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
•
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
•
Our industry is subject to intense competition and rapid technological change, which may result in new products or treatments that are superior to the CyberKnife and TomoTherapy platforms. We may be unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands.
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
•
Provisions in the indenture for the Notes, the credit agreement for our Credit Facilities (as defined below), our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

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

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. Concerns over economic and political stability; inflation levels and related efforts to mitigate inflation; a potential recession; the level of U.S. national debt, the U.S. debt credit rating and U.S. budgetary concerns; currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies; unemployment; the availability and cost of credit; trade relations, including the imposition of various sanctions and tariffs in other countries; the duration and severity of the COVID-19 pandemic; energy costs; instability in the banking and financial services sector and geopolitical uncertainty and conflict have contributed to increased volatility and diminished expectations for the economy and the markets in general. In turn, periods of economic slowdown or recession could lead to a reduction in demand for our products and services, which in turn would reduce our revenues and adversely affect our results of operations and our financial position. The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have and may continue to result in higher inflation in the U.S. and globally, which has led to an increase in costs and caused changes in fiscal and monetary policy, including increased interest rates. Other adverse impacts of recent macroeconomic conditions have been and may continue to be supply chain constraints, logistics challenges, and fluctuations in labor availability. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

In an inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and cost commitments are linked to contractual agreements that extend many years into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures. A higher inflationary environment can also negatively impact raw material, component, and logistics costs that, in turn, has increased the costs of producing and distributing our products. For example, in fiscal year 2023, inflationary pressures resulted in rising costs for certain materials, including increased logistics costs, that have adversely affected our gross margins, which have had a material effect on our business, financial condition or results of operations. Continued pressure from inflationary factors could further exacerbate these effects.

Further, the U.S. federal government has called for, or enacted, substantial changes to healthcare, trade, fiscal, and tax policies, which may include changes to existing trade agreements and may have a significant impact on our operations. For example, the United States has imposed tariffs on certain foreign products, including from China, that have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. In addition, failure of the U.S. Government to pass a budget in a timely manner or any reductions in healthcare spending in the budget may adversely impact us or our customers. If economic conditions worsen, or new legislation is passed related to the healthcare system, trade, fiscal or tax policies, customer demand may not materialize to levels we require to achieve our anticipated financial results, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the uncertain macroeconomic environment, including volatile credit markets and concerns regarding the availability and cost of credit, increased interest rates, inflation, reduced economic growth or a recession, instability in the banking and financial services sector or concerns related to the COVID-19 pandemic, in any of the geographic areas where we do business, could impact consumer and customer demand for our products and services, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions, and the ability of our customers to meet their obligations to us. For example, in the United States, at least one customer has declared bankruptcy causing us to increase our bad debt reserve due to the expectation that they will be unable to pay us. Further, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy platforms. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house the CyberKnife or TomoTherapy platforms, the cost of which can be substantial. These delays have, in some instances, led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders and may cause other customers to postpone their system installation or to cancel their agreements with us. A continuation or further deterioration of the adverse economic environment would further increase delays and order cancellations, or affect our ability to collect from our customers, any of which would continue to adversely affect revenues, and therefore, harm our business and results of operations.

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

We often need to educate physicians about the use of stereotactic radiosurgery, image guided radiation therapy (“IGRT”) and adaptive radiation therapy, convince healthcare payors that the benefits of the CyberKnife and TomoTherapy platforms and their related treatment processes outweigh their costs, and help train qualified physicians in the skilled use of these systems. In addition, we also must educate prospective customers regarding the entire functionality of our radiation therapy systems and their relative benefits compared to alternative products and treatment methods. We must also increase awareness among potential patients, who are increasingly educated about treatment options and therefore, impact adoption of new technologies by clinicians. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and robotic intensity-modulated radiotherapy (“IMRT”) as well as adaptive radiation therapy and IGRT generally and to encourage the acceptance and adoption of our products for these technologies. We cannot be sure that our products will gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

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

As of June 30, 2023, we had an accumulated deficit of $502.1 million. We have incurred net losses, and expect to incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

Governments, public institutions, and other organizations have taken and are taking certain preventative or protective measures to combat the spread of the COVID-19 pandemic. While we are unable to predict the full impact of the COVID-19 pandemic, we are closely monitoring the trends in the COVID-19 pandemic and are continually assessing its current and potential effects on our business. For example, as a result of the COVID-19 related restrictions in China, sales in China have decreased and we have experienced delays in the JV obtaining certain necessary regulatory approvals for a Class B device. Sales in China may continue to experience declines if additional COVID-19 related restrictions are initiated in the future. In addition, as a result of timing delays caused by the COVID-19 pandemic, we have and are continuing to experience disruptions in our sales and revenue cycle as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. These timing delays have been a result of various factors driven by the COVID-19 pandemic, including disruptions in the operations of our customers that have redirected customer resources to the COVID-19 response and away from purchases of capital equipment such as our products, disruptions and restrictions on our ability to travel to customer sites, disruptions in our supply chain, and manufacturing interruptions. We have also experienced delays in payment and planned installations as a result of the changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities, which may continue if COVID-19 resurges in certain areas, particularly as it relates to COVID-19 related lockdowns in China.

In addition, the COVID-19 pandemic and other factors impacted the global supply chain, causing disruptions to service providers, logistics and the flow and availability of supplies and products. In particular, we have experienced disruptions in parts of our supply chain that have resulted in delays in the receipt of certain components for our products that have also delayed shipments of our products as well as increased pricing pressure for such parts. These ongoing supply chain challenges and heightened logistics costs have affected our gross margins and net income (loss), and our current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses at least through the remainder of fiscal year 2024, if not longer. Furthermore, certain parts required for the manufacturing and servicing of our products are scarce and becoming increasingly difficult to source, even at increased prices. If such parts become unavailable to us, we would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss). Additionally, to protect the health and well-being of our employees, suppliers, and customers, we have implemented remote work arrangements. Other impacts of the COVID-19 pandemic have included and could include significant and unpredictable reductions in the demand for our products; a deepening of the changes to the operations and workflows of our customers that could result in increased customer defaults or delays in payment; additional delays, cancellations and redirection of planned capital expenditures and installations of our system by our customers to focus resources on COVID-19; a reduction or interruption in any of our manufacturing processes resulting in our inability to meet demand for our products or services; or closures of our key facilities or the facilities of our customers or suppliers. For example, cancellations of orders have increased due to the COVID-19 pandemic. Further, a lack of coordinated response on or compliance with risk mitigation with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business.

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

As of June 30, 2023, we had total consolidated liabilities of approximately $425.6 million; including long-term liabilities of the Notes of $100.0 million, the Revolving Credit Facility of $10.0 million and the Term Loan Facility of 70.0 million, of which $5.7 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

The credit agreement governing the Credit Facilities (the “Existing Credit Agreement”) also include certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case, subject to certain exceptions. In addition, such agreements require us to meet certain financial covenants, including a consolidated fixed charge coverage ratio and consolidated senior net leverage ratio, as defined in the Existing Credit Agreement. In October 2022, we entered into an amendment with respect of our Existing Credit Agreement to change the requirements of the financial maintenance covenants under the Existing Credit Agreement for the fiscal quarter ending December 31, 2022 through the end of the fiscal quarter ending June 30, 2023. However, following June 30, 2023, our financial maintenance covenants under the Existing Credit Agreement will become more stringent and, as a result could be more difficult to comply with. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because substantially all of our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by our lenders. From time to time, we may not be in compliance with such covenants or other terms governing the Credit Facilities and we may be required to obtain waivers or amendments to the Existing Credit Agreement from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing the Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

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

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. The COVID-19 pandemic has adversely impacted the pace at which the backlog converts to revenue. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 through 2022 caused by the COVID-19 pandemic, which resulted in decreased revenue for these periods. These delays in deliveries and installations may continue, to some degree, through the remainder of calendar year 2023, which could have a negative impact on our revenue during such period. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

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

Our operating results may also be affected by a number of other factors, some of which are outside of our control, including:

•
delays in business operations of our customers or vendors, construction at customer sites and installation, including delays caused by the impact of the COVID-19 pandemic or supply chain delays;
•
timing and level of expenditures associated with new product development activities;
•
regulatory requirements in some states for a certificate of need prior to the installation of a radiation device or foreign regulatory approvals, such as Class A or Class B user licenses in China;
•
delays in shipment due to, among other things, unanticipated construction delays at customer locations where our products are to be installed, cancellations by customers, natural disasters, global or regional health pandemics or epidemics, or labor disturbances;
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

We report our orders and backlog on a quarterly and annual basis. Unlike revenues, orders and backlog are not defined by United States generally accepted accounting principles (“U.S. GAAP”), and are not within the scope of the audit conducted by our independent registered public accounting firm. Also, for the reasons discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Order cancellation or significant delays in installation date will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenues. Particularly high levels of cancellations or age-outs in one or more periods may cause our revenue and gross margins to decline in current or future periods and will make it difficult to compare our operating results from quarter to quarter. We cannot assure you that our backlog will result in revenue on a timely basis or at all, or that any cancelled contracts will be replaced.

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

We consider the competition for the CyberKnife and TomoTherapy platforms to be existing radiation therapy systems, primarily using C‑arm linacs, which are sold by large, well‑capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies, including Varian Medical Systems, Inc., a Siemens Healthineers company (“Varian”), Elekta AB (“Elekta”), RefleXion Medical Inc. and Zap Surgical Systems. Varian has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures. Varian was acquired by Siemens Healthineers in 2021,which may result in Varian having greater resources and increase their ability to develop new products and technologies and provide better pricing to customers.

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
•
U.S. relations with the governments of the foreign countries in which we operate, which may, among other things, affect our access to such markets, including China, where our JV is located;
•
longer payment cycles associated with many customers outside the United States;
•
inability of customers to obtain requisite government approvals, such as customers in China, including customers of the JV, obtaining one of the limited number of Class A or Class B user licenses available in order to purchase our products;
•
effective compliance with privacy, data protection and information security laws, such as the European Union (“EU”) General Data Protection Regulation (the “GDPR”) and new regulations in China;
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

Our results have been and may continue to be impacted by changes in foreign currency exchange rates.

Our operating results are subject to volatility due to fluctuations in foreign currency exchange rates. Currently, the majority of our international sales are denominated in U.S. Dollars. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could require us to reduce our sales price or make our products less competitive in international markets. Foreign exchange continues to be a significant headwind as the U.S. Dollar has strengthened recently, which affect our results of operations and could cause potential delays in orders and we may see our sales and margins outside of the U.S. decline as we may not be able to raise local prices to fully offset the strengthening of the U.S. Dollar. Also, if our international sales continue to increase, we may enter into a greater number of transactions denominated in non‑U.S. Dollars, which would expose us to foreign currency risks, including changes in currency exchange rates. If we are unable to address these risks and challenges effectively, our international operations may not be successful and our business would be materially harmed.

Enhanced international tariffs, including tariffs imposed by the United States and China that affect our products or components within our products, other trade barriers or a global trade war could increase our costs and materially and adversely affect our business operations and financial condition.

Our global business could be negatively affected by trade barriers and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Any exports or sales of our products into Russia and Belarus may be impacted by these restrictions. The military conflict in Ukraine has also led to an unprecedented expansion of sanction programs imposed against Russia by the United States, Canada, the EU, the United Kingdom, Switzerland, and Japan, among others, that in relevant part, impose sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the EU, making it increasingly difficult to transfer money from Russia to other countries. In response to new international sanctions, and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and imposed other economic and financial restrictions. If we are unable to receive payment from customers in Russia or transfer money outside of Russia, it could affect our ability to convert backlog from that region into revenue. The situation continues to evolve, and the United States, the EU, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and measures, as well as existing and potential further responses from Russia or other countries, could adversely affect the global economy and financial markets, as well as our business, financial condition and results of operations, which may also magnify the impact of other risks described in this “Risk Factors” section.

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

In addition, we depend on one of our customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from our major customer could have a material adverse effect on our revenue and operating results. We had one customer that represented 10% or more of total net revenue for the years ended June 30, 2023, 2022, and 2021, respectively. In the future, our major customer may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past. For example, although we did not initiate any product recalls that were reportable to the FDA in fiscal year 2023; in fiscal year 2021, we voluntarily initiated one recall related to the TomoTherapy platform and one recall on the CyberKnife platform; and at the beginning of fiscal year 2024, we voluntarily initiated one recall related to the Radixact platform, which were reported to the FDA. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Our reliance on single‑source suppliers for critical components of the CyberKnife and TomoTherapy platforms could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy platforms, including, with respect to the CyberKnife platform, the robot, couch and magnetron and, with respect to the TomoTherapy platforms, the couch, solid state modulator and magnetron. In addition, as a result of global supply chain disruptions, we have experienced and continue to experience disruptions in parts of our supply chain, which has caused delays in the receipt of certain component parts for our products and increased pricing pressure for such parts, including with respect to parts purchased from our single-source suppliers, adversely affecting our gross margins in the near term, and increasing the risk that these supply chain disruptions could materially affect our ability to meet customer demand. Furthermore, as a result of the effects of the macroeconomic conditions, including inflation, the COVID-19 pandemic and associated supply chain challenges, some of our suppliers have limited or reduced the sale of such components to us or increased the cost of certain components to us. If these conditions worsen, or if these suppliers were to experience financial difficulties, additional supply chain or other problems that prevents them from supplying us with the necessary components, we could fail to meet product demand, which could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components, including as a result of global shortages in important components, have resulted in, and will continue to cause, inflationary pressure on our supply chain and a significant increase in the costs of these components, which have materially affected and could continue to adversely affect our results of operations. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. Difficulties in obtaining a sufficient supply of component materials continue to increase, and we expect such difficulties to persist at least through the remainder of fiscal year 2024, if not longer. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

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

We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we face significant competition for key personnel and other employees, from other medical equipment and software manufacturers, technology companies, universities and research institutions. Fluctuations in labor availability globally, including labor shortages and staff burnout and attrition, may also impact our ability to hire and retain personnel critical to our manufacturing, logistics, and commercial operations. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. Moreover, we have in the past conducted reductions in force in order to optimize our organizational structure and reduce costs, and certain senior personnel have also departed for various reasons. For example, in December 2022, we reduced the global workforce by four and half percent. At the same time, we may face high turnover among employees that are critical to our ongoing operations, requiring us to expend time and resources, including financial resources, to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain key personnel and other employees, we may be unable to continue to grow our business successfully.

Disruption of critical information technology systems, infrastructure and data or cyberattacks or other security breaches or incidents could harm our business and financial condition.

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss, unavailability of or damage to data and intellectual property through a cyberattack (including ransomware and other attacks) or other security breach or incident. While management is committed to identifying and improving data security risks through oversight of data security by our Chief Information Security Officer and implementation of various technical safeguards, procedural requirements and policies, regardless of the resources we allocate and the effectiveness with which we manage them, we face a risk of cyberattacks and other security breaches and incidents. Any cyberattacks or other security breaches or incidents we suffer could expose us to a risk of lost, unavailable, or corrupted information, unauthorized disclosure or other processing of information, claims, litigation and possible liability to employees, customers and others, and investigations and proceedings by regulatory authorities. Additionally, cyberattack activity may be heightened in connection with the military conflict in Ukraine. In addition to potential exposure to cyberattacks, security incidents, or other actions that may compromise the security of or interfere with the function of our products, defects or vulnerabilities in the software or systems of our third party vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, results of operations, or cash flows and may also harm our reputation, brand, and customer relationships.

If our data management systems or those of our third-party providers do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, computer viruses, security breaches or incidents, cyberattacks, catastrophic events or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results. As a result, our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect patient and customer information, and the information technology needs associated with our changing products and services. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, continuing our efforts to build security into the design of our products, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future, or that we will not suffer from disruptions or other systems issues even if we devote substantial resources and personnel to these efforts.

In addition, privacy and security breaches and incidents arising from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized persons or to the public and may compromise our security systems. There can be no assurance that any efforts we make to prevent against such privacy or security breaches or incidents have been or will be able to prevent breakdowns or breaches or incidents in our systems or those of our third-party service providers that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received in the past and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. We may also face increased cybersecurity risks due to our reliance on internet technology and many of our employees working remotely at least part of the time, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties, which, if successful, could pose a risk of loss, unavailability, or corruption of, or unauthorized access to or acquisition of, data, risk to patient safety and risk of product recall. The techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, and we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Third-party service providers store and otherwise process certain personal data and other confidential or proprietary information of ourselves and third parties on our behalf, and these service providers face similar risks. Moreover, we manufacture and sell hardware and software products that allow our customers to store confidential information about their patients. Both types of products are often connected to and reside within our customers’ information technology infrastructures. We do not have measures to configure or secure our customers’ equipment or any information stored in our customers’ systems or at their locations, which is the responsibility of our customers. Our customers are also continually updating their cybersecurity standards for the products that they purchase. While we have implemented security measures designed to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not meet the standards set by our customers or be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and may not be recognized until launched against a target. A network security or systems security breach of incident suffered by ourselves or our third-party service providers or other events that cause the loss or unauthorized use or disclosure of, or access by third parties to, sensitive information stored by us or our customers could result in loss, unavailability, or unauthorized acquisition, modification, or other processing of data, and any such events, or the perception that these events have occurred or that our security measures for our products are lacking, could have serious negative consequences for our business, including indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our customers to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could have an adverse effect on our financial results.

Due to frequently changing attack techniques, along with the increased volume and sophistication of the attacks, including the increasing use of tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence, all of which hinders our ability to identify, investigate, and recover from incidents, we could be adversely impacted by cybersecurity attacks or other security breaches. This impact could result in reputational, competitive, operational, or other business harm as well as financial costs and claims, demands, litigation and regulatory action.

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

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personal information and other data, the scope of which is continually evolving and subject to differing interpretations. Our worldwide operations mean that we are subject to privacy, cyber security and data protection laws and regulations in many jurisdictions to varying degrees, and that some of the data we process, store and transmit may be transmitted across countries. For example, in the U.S., privacy and security rules implementing the Health Insurance Portability and Accountability Act (“HIPAA”) require us as a business associate, in certain instances, to protect the confidentiality of patient health information, and the Federal Trade Commission has consumer protection authority, including regarding privacy and cyber security. In Europe, the GDPR imposes several stringent requirements for controllers and processors of personal data that will increase our obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, the Data Protection Act of 2018 and the UK GDPR collectively implement material provisions of the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues.

Data transfer and localization requirements also appear to be increasing and becoming more complex. With regard to transfers to the U.S. of personal data from our employees and European customers and users, both the EU-U.S. Privacy Shield and standard contractual clauses issued by the European Commission (the “EU SCCs”) have been subject to legal challenge. In July 2020, the Court of Justice of the European Union (“CJEU”) released a decision in the Schrems II case (Data Protection Commissioner v. Facebook Ireland, Schrems) (the “CJEU Decision”), declaring the EU-U.S. Privacy Shield invalid and imposing additional obligations in connection with the use of the EU SCCs, another mechanism for cross-border personal data transfers from the European Economic Area (“EEA”). Although the EU SCCs remain a valid means to transfer personal data from the EEA, the CJEU imposed additional obligations in connection with their use and, on June 4, 2021, the European Commission issued revised EU SCCs that address certain concerns of the CJEU. The United Kingdom also has issued new standard contractual clauses (the “UK SCCs”) that became effective March 21, 2022, and which are required to be implemented. In March 2022, the EU and U.S. reached an agreement in principle on a new EU-U.S. Data Privacy Framework (“DPF”). In October 2022, the U.S. issued an executive order in furtherance of this framework, on which basis the European Commission adopted an adequacy decision with respect to the DPF in July 2023, allowing for the DPF to be implemented and available for companies to use to legitimize transfers of personal data from the E.U. to the U.S. It remains unclear, however, whether this new framework will be appropriate for us to rely upon, and it may be subject to legal challenge. Additionally, the European Commission’s adequacy decision regarding the DPF provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. The CJEU Decision, the revised EU SCCs and UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, and the United Kingdom, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

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

Further, the current U.S. administration is engaged in a comprehensive evaluation of national security concerns and other risks relating to the transfer of personally identifiable information from the United States to China, and on June 9, 2021, U.S. President Biden signed an executive order instituting a framework for determining national security risks of transactions that involve applications connected to governments or militaries of certain foreign adversaries or that collect sensitive personal data from U.S. consumers. In 2019, an executive order citing national security risks in the telecommunications sector served to block U.S. companies from buying Chinese-made Huawei and ZTE products. If our operations, including those involving the processing of U.S.-collected data such as medical imagery, through the JV in China, come to be perceived as a U.S. national security risk, those operations may become subject to executive orders, sanctions, or other measures. Any ban or other restriction on our transfer of data to the JV in China may increase costs as we seek operational and data processing alternatives.

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

Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), approved by California voters in November 2020, became effective on January 1, 2023. The CPRA, which significantly modifies the CCPA, has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA, as modified by the CPRA, is prompting a wave of similar legislative developments in other states in the U.S., which could potentially create a patchwork of overlapping but different state laws. For example, Virginia, Colorado, Utah, and Connecticut all have enacted state laws that have become, or will become, effective in 2023; Texas, Montana, Oregon, and Florida have adopted laws that will become effective in 2024, Iowa and Tennessee have adopted laws that will become effective in 2025; and Indiana has adopted a law that will become effective in 2026. In addition, Delaware has passed a law that is awaiting signature by its state governor and that would go into effect in 2025. These new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. Additionally, the U.S. federal government is contemplating privacy legislation. We cannot fully predict the impact of the CCPA, CPRA, or other new or proposed legislation on our business or operations, but the restrictions imposed by these laws and regulations may require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect consumer privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

Privacy, cyber security and data protection legislation around the world is comprehensive and complex and there has been a trend towards more stringent enforcement of requirements regarding protection and confidentiality of personal data. The restrictions imposed by such laws and regulations may limit the use and adoption of our products and services, reduce overall demand for our products and services, require us to modify our data handling practices and impose additional costs and burdens. With increasing enforcement of privacy, cyber security and data protection laws and regulations, there is no guarantee that we will not be subject to investigation, enforcement actions or other proceedings by governmental bodies or that our costs relating to privacy, data protection or cyber security laws and regulations will not increase significantly. Enforcement actions, investigations and other proceedings can be costly, require significant time and attention of management and other personnel and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies. While we have not been named in any such suits, we may be in the future, including if we were to suffer a security breach or incident. Any inability to adequately address concerns relating to privacy, data protection or cyber security, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Our actual or alleged failure to comply with applicable laws and regulations could result in investigation, enforcement actions or other proceedings against us, including fines and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could harm our business, results of operations and financial condition.

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

Although we believe that the CyberKnife and TomoTherapy platforms have advantages over competing products and technologies, we do not have sufficient clinical data demonstrating these advantages for all tumor indications. In addition, we have only limited five‑year patient survival rate data, which is a common long‑term measure of clinical effectiveness in cancer treatment. We also have limited clinical data directly comparing the effectiveness of the CyberKnife platform to other competing platforms. Future patient studies or clinical experience may indicate that treatment with the CyberKnife platform does not improve patient survival or outcomes relative to other platforms.

Likewise, because the TomoTherapy platform has only been on the market since 2003, we have limited complication or patient survival rate data with respect to treatment using the systems for all clinical indications. If future patient studies or clinical experience do not support our beliefs that the TomoTherapy platform offer a more advantageous treatment for a wide variety of cancer types, use of the systems could fail to increase or could decrease, and our business would therefore be adversely affected.

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

Customer service is a critical element of our sales strategy. Third party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of macroeconomic factors or COVID-19, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, we have experienced and continue to experience delays in shipment of parts to customers as well as increased freight and logistics expenses, which has intensified as a result of macroeconomic factors and may intensify if such factors continues to disrupt the global supply chain. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs to continue through at least the remainder of fiscal year 2024, if not longer. If this continues for longer than we expect or if any of the above occurs our customers may experience further delays and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2023, customer contracts with extended payment terms of more than one year amounted to approximately 6% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, which could be difficult or impossible depending on the state of economic and capital markets environments at the time, as well as the state of our business, operating results and financial condition. For example, any sustained disruption in the capital markets from the global economic environment could negatively impact our ability to raise capital. Our ability to raise additional capital or access capital can be affected by macroeconomic events which affect the economy and the financial and banking sectors in particular. Failures at banks and other financial institutions, such as the failure at Silicon Valley Bank in March 2023, or issues in the broader U.S. financial system, including uncertainty related to the debt ceiling, increased interest rates, and lack of availability of credit, which may have an impact on the broader capital markets and, in turn, our ability to access those markets. In addition, the tightening of the credit markets and lending standards could it make more difficult to raise capital through either debt or equity offerings on commercially reasonable terms or at all. Also, our debt levels may impair our ability to obtain additional financing in the future. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. We cannot assure that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected. If we need to accept less favorable terms, it could increase our cost of capital, reduce our cash balances or otherwise restrict our ability to grow.

We may not be able to fully utilize certain tax loss carryforwards.

As of June 30, 2023, we had approximately $294.1 million and $125.1 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2024 for state purposes. In addition, as of June 30, 2023, we had federal and state research and development tax credit carryforwards of approximately $27.9 million and $22.6 million, respectively. The California research credits have no expiration date, but if not utilized, the federal research credits and other non-California state research credits will begin to expire in 2024.

The Tax Act legislation, as modified by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), among other things, includes changes to the rules governing net operating losses. Net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account). It is uncertain if and to what extent various states will conform to the Tax Act or CARES Act. For state income tax purposes, there may be periods during which the use of net operating losses is suspended or otherwise limited. In addition, utilization of our net operating loss and credit carry-forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Additionally, one of the provisions under the Tax Cuts and Jobs Act that became effective in tax years beginning after December 31, 2021 required the capitalization and amortization of research and experimental expenditures and although this change did not have an impact on our current consolidated financial statements, it may have an impact on future periods as our research and experimental expenditures have been a material amount on our financial statements.

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

In August 2023, we began using a new enterprise resource planning system (the “ERP system”) for financial reporting. Although we have completed this transition to a new enterprise resource planning system any disruption or difficulties in connection with our ERP system could adversely impact the effectiveness of our internal control over financial reporting. Any disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of any acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks) could also adversely affect our ability to manufacture products, process orders, deliver products, provide customer support, fulfill contractual obligations, track inventories, or otherwise operate our business, in particular as a result of our limited experience implementing such systems and the complex nature of the system itself. It is also possible that any disruption or difficulties in connection with our ERP system could adversely impact the effectiveness of our internal control over financial reporting, which could lead to further material weaknesses or significant deficiencies in our controls, which in turn could adversely affect our business, financial condition or results of operations. A failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and operating results and our stock price, and we could be subject to stockholder litigation.

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

Within the EU, we are required under the Medical Device Directive to affix the Conformité Européene (“CE”) mark on our products in order to sell the products in member countries of the EU. This conformity to the applicable directives is done through self‑declaration and is verified by an independent certification body, called a Notified Body, before the CE mark can be placed on the device. Once the CE mark is affixed to the device, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws or directives. CE marking demonstrates that our products comply with the laws and regulations required by the European Union countries to allow free movement of trade within those countries. If we cannot support our performance claims and/or demonstrate or maintain compliance with the applicable European laws and directives, we lose our CE mark, which would prevent us from selling our products within the European Union. In addition, the EU’s Medical Device Regulation (“MDR”), which replaced the existing Medical Device Directive, became effective in May 2021. The MDR establishes new requirements and oversight for maintaining the CE mark. The official guidance continues to be published for the implementation of these requirements and the number of Notified Bodies are still limited. There may be variability in review timeframes and requirements as both manufacturers and authorities navigate these new requirements. In addition, the EU and Switzerland failed to establish a Mutual Recognition Agreement (“MRA”) for medical devices to include Switzerland within the MDR and as a result, Switzerland has initiated its own medical device regulation similar to the EU MDR, which will require additional registrations for economic operators and products within Switzerland for our devices.

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

In May 2021, we issued $100.0 million aggregate principal amount of the Notes. We exchanged approximately $82.1 million aggregate principal amount of then-outstanding 3.75% Convertible Senior Notes due 2022 for approximately $97.1 million aggregate principal amount of the Notes and issued approximately $2.9 million aggregate principal amount of the Notes to certain other qualified new investors for cash. To the extent we issue common stock upon conversion of any outstanding convertible notes, that conversion would dilute the ownership interests of our stockholders.

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

At June 30, 2023, we had $89.4 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Facilities

On July 31, 2023, we moved our corporate headquarters from Sunnyvale, California to Madison, Wisconsin. We lease approximately 187,000 square feet in Madison, Wisconsin for product development, manufacturing, administrative and warehouse space. We lease approximately 124,000 square feet in Sunnyvale, California for administrative and product development functions. We lease approximately 20,000 square feet in Morges, Switzerland, for administrative functions. We lease approximately 42,000 square feet of space in a manufacturing facility in Chengdu, China. We also lease offices in Solon, Ohio and Chapel Hill, North Carolina for research and development functions; and lease international offices in China; Hong Kong; Japan; Korea; India; Spain; and Belgium.

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

As of August 31, 2023, there were 174 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders and believe the number of stockholders of record underestimates our total number of stockholders.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 30, 2018 and June 30, 2023, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 30, 2018 in our common stock, the S&P 500 Health Care Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Accuray Incorporated, the NASDAQ Composite Index and the S&P Health Care Index 6/14 6/15 6/16 6/17 6/18 6/19 $0 $20 $40 $60 $80 $100 $120 $140 $160 $180 $200 Accuray Incorporated NASDAQ Composite S&P Health Care *$100 invested on 6/30/14 in stock or index, including reinvestment of dividends. Fiscal year ending June 30. Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved

The comparisons shown in the graph above are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our consolidated financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report on Form 10‑K, particularly in “Risk Factors.” See “Special Note Regarding Forward‑Looking Statements” for more information. This section generally discusses the results of our operations for the year ended June 30, 2023, compared to the year ended June 30, 2022. For a discussion of the year ended June 30, 2022 compared to the year ended June 30, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on August 17, 2022.

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

Our innovative technologies, the CyberKnife® and TomoTherapy® platforms, including the Radixact® System, our next generation TomoTherapy platform, are designed to deliver advanced treatments, including stereotactic radiosurgery (“SRS”), stereotactic body radiation therapy (“SBRT”), intensity modulated radiation therapy (IMRT), image-guided radiation therapy (“IGRT”), and adaptive radiation therapy (“ART”). The CyberKnife and TomoTherapy platforms have complementary clinical applications with the same goal: to empower our customers to deliver the most precise and accurate treatments while still minimizing dose to healthy tissue, helping to reduce the risk of side effects that may impact patients’ quality of life. Each of these systems serves patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities. The CyberKnife platform is also used by neurosurgeons specializing in radiosurgery to treat patients with tumors in the brain and spine, and neurologic and/or endocrine disorders. In addition to these products, we also provide services, which include post-contract customer support (warranty period services and post-warranty services), installation services, training, and other professional services.

Current Economic Conditions

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts, including, but not limited to, rising inflation, actions taken to counter inflation, including rising interest rates, foreign currency exchange rate fluctuations, instability in the banking sector, the COVID-19 pandemic, and geopolitical concerns, such as the Russian invasion of Ukraine and increasing tension between China and the U.S., including with respect to Taiwan. We are also continuing to navigate supply chain and inflation challenges and foreign exchange, all of which continues to have a negative impact on our results of operations.

We expect that our customers’ business and our business will continue to be adversely impacted, directly or indirectly, by macroeconomic and geopolitical issues, including supply chain issues, inflation, labor, foreign currency exchange rate fluctuations, uncertainty and volatility in the banking and financial services sector, tightening credit markets, the effects of the COVID-19 related restrictions, and other factors that may emerge. In addition, rising inflation and the ongoing supply chain challenges and attendant heightened logistics costs have materially affected our gross margins and net income (loss), and we expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through at least fiscal year 2024, if not longer. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time. Our past results may not be indicative of our future performance, and historical trends including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially. Accordingly, management is carefully evaluating our liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to these factors continues to unfold. We also continue to evaluate our operating expenses, including our real estate needs and continue to assess our operations and how and to what extent we will continue to utilize our current real estate assets. The risks related to our business, including further discussion of the impact and possible future impacts of the current economic conditions on our business and the COVID-19 pandemic, are further described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Sale of Our Products

Generating revenue from the sale of our platforms is a lengthy process. Selling our platforms, from first contact with a potential customer to a signed sales contract that meets our backlog criteria (as discussed below) varies significantly and generally spans between six months and 30 months. The length of time between receipt of a signed contract and revenue recognition is generally governed by the time required by the customer to build, renovate or prepare the treatment room for installation of the platform. We report our customer revenues in four geographic regions: the Americas, EIMEA, Asia Pacific and Japan. The Americas region includes the United States, Canada and Latin America. The EIMEA region includes Europe, India, the Middle East and Africa. The Asia Pacific region consists of Asia, Australia and New Zealand.

In the United States, we primarily market directly to customers, including hospitals and stand-alone treatment facilities, through our sales organization we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through use of distributors and sales agents. In addition to our offices in the United States, we have international offices in Morges, Switzerland; Hong Kong, China; Shanghai, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada. In addition, we have distributors in Eastern Europe, Russia, the Middle East, the Asia Pacific region, and Latin America.

Our systems have been named in 100 out of 118 Class A user licenses awarded in the 13th five year plan by the China National Health Commission to purchase radiation therapy devices. The Chinese Ministry of Health requires a tender process following the license awards for all participating end user hospitals prior to being able to take receipt of a Class A device. This tender process defines the transactional terms and conditions related to each hospital’s equipment order and does not put us in a competitive bidding situation that would result in changes in the specific device for which the hospital has received the Class A user license. During the year ended June 30, 2023, we delivered Class A devices to China and recognized system revenue related to such devices of approximately $32.6 million in the same period. Despite the challenges and uncertainties in China and around the world, including those created by the COVID-19 pandemic, we continue to believe that China remains the world’s fastest growing market for radiation oncology systems and the pandemic does not affect the long-term demand for radiotherapy equipment in China.

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

With the receipt of the necessary permits and licenses to operate, the JV has begun selling products in China, much like a distributor. In the long term, we anticipate that the JV will manufacture and sell a locally branded “Made in China”

radiotherapy device in the Class B license category, or Class B device, which would replace our current offering in that category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China. The regulatory submission to the National Medical Products Administration (“NMPA”) has been completed and we expect to receive NMPA clearance in the first half of calendar year 2024 and take orders shortly thereafter. For more information on the JV, see Note 11, “Joint Venture,” of the Notes to the Consolidated Financial Statements.

Restructuring

In the second quarter of fiscal year 2023, we announced a cost savings initiative designed to reduce operating costs. This cost savings initiative resulted in the reduction of our global workforce by 4.5%. We recorded $2.7 million in restructuring charges during the fiscal year 2023. These charges are cash-based charges, primarily related to severance expenses and other one-time termination benefits. At June 30, 2023, we do not have any remaining accruals related to the restructuring charges.

Backlog

In order for the product portion of a system sales agreement to be included in backlog, it must meet the following criteria:

•
The contract is properly executed by both the customer and us. A customer purchase order that incorporates the terms of our contract quote will be considered equivalent to a signed and executed contract. The contract has either cleared all its contingencies or contained no contingencies when signed;
•
We have received a minimum deposit or a letter of credit; or the sale is to a customer where a deposit is deemed not necessary or customary (i.e., sale to a government entity, a large hospital, group of hospitals or cancer care group that has sufficient credit, customers with trade-in of existing equipment, sales via tender awards, or indirect channel sales that have signed contracts with end-customers);
•
The specific end-customer site has been identified by the customer in the written contract or written amendment; and
•
Less than 30 months have passed since the contract met all the criteria above.

Our backlog includes contractual agreements with our customers for the purchase of our CyberKnife or TomoTherapy platforms, including the Radixact Systems and related upgrades. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and age-ins, and foreign currency fluctuations. We cannot provide assurance that we will convert backlog into recognized revenue, primarily due to factors outside of our control, such as:

•
Orders could be cancelled for reasons such as, changes in customers’ priorities or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business;
•
Orders are considered aged-out and removed from reported backlog if we have not been able to recognize revenue on an agreement after 30 months. Agreements may age-out for many reasons, including but not limited to, the inability of the customer to pay, the inability of the customer to adapt their facilities to accommodate our products in a timely manner, or the inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Age-ins represent orders that previously aged-out but have been recognized as revenue in the current period; and
•
Orders include amounts not denominated in U.S. Dollars and therefore, fluctuations in the U.S. Dollar as compared to other currencies will impact revenue. Generally, strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment.

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Years Ended June 30,
	2023	2022	2021
Gross orders	$311,094	$332,268	$325,929
Age-ins	39,435	34,884	26,647
Age-outs	(152,573)	(183,753)	(148,779)
Cancellations	(6,670)	(11,348)	(15,119)
Currency impacts and other	(8,354)	(4,735)	3,203
Net orders	$182,932	$167,316	$191,881
Order backlog at the end of the period	$510,641	$563,684	$616,399

As of June 30, 2023, the portion of our order backlog that represented upgrades sold through service contracts, totaled $0.6 million, as compared to $0.2 million as of June 30, 2022.

Gross Orders and Book to Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period, adjusted for any revisions to existing orders during the period.

Gross orders decreased by $21.2 million during the year ended June 30, 2023, as compared to the year ended June 30, 2022, primarily due to decreases in EIMEA, partially offset by an increase in Asia Pacific and China. CyberKnife platform gross orders decreased by $45.5 million and TomoTherapy platform gross orders increased by $24.3 million. Gross orders were unfavorably impacted by $12.0 million due to foreign exchange rate fluctuations during the year ended June 30, 2023, as compared to the year ended June 30, 2022.

Our book to bill ratio is defined as gross orders for the period divided by product revenue for the period. Our book to bill ratio for the year ended June 30, 2023, was 1.3 as compared to 1.5 for the year ended June 30, 2022. A book-to-bill ratio greater than 1.2 indicates strong demand for our products. This metric allows management to monitor our business development efforts to ensure we grow our backlog and our business over time.

Net Orders

Net orders are defined as gross orders, less cancellations, age-outs net of age-ins, foreign exchange and other adjustments during the period.

Net orders increased by $15.6 million during the year ended June 30, 2023, as compared to the year ended June 30, 2022, resulting from a reduction in the age-out of orders, a reduction in the cancellation of orders and an increase in the age-ins of orders, partially offset by a decrease in gross orders and unfavorable foreign exchange rate fluctuations.

In recent years, the percentage of gross orders received from our distribution partners in the international markets represented 76%, 71%, and 82% of gross orders for fiscal year ended June 30, 2023, 2022 and 2021, respectively. We anticipate that distributor orders from international markets will continue to represent a significant portion of our gross orders in the foreseeable future. International orders are affected by foreign currency fluctuation as well as government programs that stimulate the purchase of healthcare products, both of which could affect the demand for our products and timing of orders from period to period. In addition, our order-to-revenue conversion cycle for international distributor orders has been generally longer, compared to that of direct channel sales and could cause fluctuations in our age-outs from period to period.

Results of Operations

Fiscal 2023 results compared to fiscal 2022

Net revenue

Net revenue by sales classification is as follows:

	Years Ended June 30,
(Dollars in thousands)	2023	Percent Change	2022	Percent Change	2021
Products (a)	$233,192	9%	$214,715	22%	$176,647
Services (b)	214,413	(0)%	215,194	(2)%	219,642
Net revenue	$447,605	4%	$429,909	8%	$396,289
Products revenue as a percentage of net revenue	52%		50%		45%
Service revenue as a percentage of net revenue	48%		50%		55%

a)
Includes sales of products to the JV, an equity method investment, of $55,658 during the year ended June 30, 2023, $45,545 during the year ended June 30, 2022, and $12,033 during the year ended June 30, 2021, respectively. See Note 11.
b)
Includes sales of services to the JV, an equity method investment, of $10,919 during the year ended June 30, 2023, $10,332 during the year ended June 30, 2022, and $12,360 during the year ended June 30, 2021, respectively. See Note 11.

Products net revenue increased by $18.5 million during the year ended June 30, 2023, as compared to the year ended June 30, 2022, primarily due to an increase in Tomo Therapy platform sales, partially offset by a decrease in CyberKnife platform sales. Product revenues were unfavorably impacted by $7.0 million due to foreign exchange rate fluctuations during the year ended June 30, 2023, as compared to the year ended June 30, 2022.

Services net revenue decreased by $0.8 million during the year ended June 30, 2023, as compared to the year ended June 30, 2022, primarily due to a $4.9 million decrease in revenue from contract services that was largely driven by unfavorable foreign exchange rate fluctuations, partially offset by $4.1 million increase in revenue from training, spare parts, upgrades and installation activity. Service revenues were unfavorably impacted by $10.8 million due to foreign exchange rate fluctuations during the year ended June 30, 2023, as compared to the year ended June 30, 2022.

Net revenue by geographic region, which is based on the shipping location of our customer, is as follows:

	Years Ended June 30,
(Dollars in thousands)	2023	Percent Change	2022	Percent Change	2021
Americas	$122,335	(3)%	$126,005	19%	$105,878
EIMEA	155,879	16%	134,640	11%	121,568
China	75,762	(13)%	86,935	9%	79,782
Japan	61,962	16%	53,376	(15)%	62,636
Asia Pacific, excluding China	31,667	9%	28,953	10%	26,425
Net revenue	$447,605	4%	$429,909	8%	$396,289

Revenue derived from sales outside of the Americas region was $325.3 million during the year ended June 30, 2023, as compared to $303.9 million during the year ended June 30, 2022. Revenue derived from sales outside the Americas region increased primarily due to an increase from system sales in EIMEA and Japan, and an increase from services in EIMEA, Asia Pacific, and China, mostly offset by a decrease from sales of systems in China, which was largely due to COVID-19-related restrictions that occurred during the first quarter of fiscal year 2023. Revenues from the Americas region decreased by $3.7 million during the year ended June 30, 2023, as compared to the year ended June 30, 2022, primarily due to a decrease from service revenue, partially offset by an increase from sales of systems.

Gross profit

Gross profit by sales classification is as follows:

	Years Ended June 30,
(Dollars in thousands)	2023	Percent Change	2022	Percent Change	2021
Products gross profit	$79,565	(9)%	$87,428	17%	$74,547
Services gross profit	74,395	3%	72,527	(15)%	84,960
Gross profit	$153,960	(4)%	$159,955	0%	$159,507
Total gross profit as a percentage of net revenue	34.4%		37.2%		40.3%

The overall gross profit decreased by $6.0 million during the year ended June 30, 2023, as compared to the year ended June 30, 2022, due to a decrease in products gross profit, which was largely driven by unfavorable foreign exchange rate fluctuations, inflation, and an unfavorable product mix in the sales of our systems, partially offset by an increase in service gross profit driven by lower headcount and improved parts efficiency.

Operating Expenses

	Years Ended June 30,
(Dollars in thousands)	2023	Percent Change	2022	Percent Change	2021
Research and development	$57,129	(1)%	$57,752	10%	$52,729
Selling and marketing	46,178	(7)%	49,664	16%	42,820
General and administrative	48,271	9%	44,391	6%	41,723
Total operating expenses	$151,578		$151,807		$137,272
Research and development as a percentage of net revenue	13%		13%		13%
Selling and marketing as a percentage of net revenue	10%		12%		11%
General and administrative as a percentage of net revenue	11%		10%		11%
Total operating expenses as a percentage of net revenue	34%		35%		35%

Research and development expenses decreased by $0.6 million during the year ended June 30, 2023, as compared to the year ended June 30, 2022, primarily due to a reduction in outside services and consulting, partially offset by an increase in employee compensation and benefits, which includes severance payments in the second quarter of fiscal year 2023, and lower research and development credits from our equity method investment.

Selling and marketing expenses decreased by $3.5 million during the year ended June 30, 2023, as compared to the year ended June 30, 2022, primarily due to lower employee compensation and benefits due to lower headcount as a result of our cost savings initiatives during the first half of fiscal year 2023, and a decrease in outside services.

General and administrative expenses increased by $3.9 million during the year ended June 30, 2023, as compared to the year ended June 30, 2022, primarily due to higher external consulting fees related to the implementation of a new enterprise resource planning system, a $2.0 million bad debt reserve in the fourth quarter of fiscal year 2023 related to the unplanned U.S. bankruptcy of one customer, and employee compensation and benefits, as a result of an increase in headcount.

Income on equity method investment

	Years Ended June 30,
(Dollars in thousands)	2023	Percent Change	2022	Percent Change	2021
Income on equity method investment	$2,572	967%	$241	(72)%	$872

Income on equity method investment increased by $2.3 million during the year ended June 30, 2023, as compared to the year ended June 30, 2022, due to an increase in the sales of systems by our JV.

Other expense, net

	Years Ended June 30,
(Dollars in thousands)	2023	Percent Change	2022	Percent Change	2021
Interest expense	$(10,632)	31%	$(8,129)	(52)%	$(16,893)
Foreign currency transaction loss	(878)	(66)%	(2,618)	34%	(1,953)
Loss on debt extinguishment	-	0%	-	(100)%	(9,948)
Other	(232)	(165)%	356	(68)%	1,128
Total other expense, net	$(11,742)		$(10,391)		$(27,666)

Other expense, net, increased by $1.4 million during the year ended June 30, 2023, as compared to the year ended June 30, 2022, primarily due to an increase in interest expense as a result of higher interest rates on our Credit Facility, partially offset by a decrease in foreign currency transaction losses.

Provision for income taxes

	Years Ended June 30,
(Dollars in thousands)	2023	Percent Change	2022	Percent Change	2021
Provision for income taxes	$2,492	(26)%	$3,345	91%	$1,752

Provision for income taxes decreased by $0.9 million during the year ended June 30, 2023, as compared to the year ended June 30, 2022, primarily due to lower deferred tax liability on Switzerland withholding taxes as compared to the prior year.

Liquidity and Capital Resources

At June 30, 2023, we had $89.4 million in cash and cash equivalents. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the ongoing recovery from the COVID-19 pandemic, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations and instability in the banking sector and the risks included in Part I, Item 1A titled “Risk Factors.” Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. We continue however, to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by macroeconomic conditions and ongoing recovery from the COVID-19 pandemic.

Our liquidity and cash flows have been and could continue to be materially impacted by current macroeconomic factors, including facility closures, supply chain disruptions, rising inflation, increased volatility in the financial markets, instability in the banking sector, tightening of credit markets which could impact debt availability, and the COVID-19 pandemic. These factors have and could continue to negatively impact our business operations and cash flows for the foreseeable future, including reductions in revenue, decreases in gross margin and delays in payments from customers, as well as declines or delays in the conversion of backlog to revenue. For example, certain of our revenue may not be collectible to the extent our customers suffer financial difficulty and, in fiscal 2023, we increased our bad debt reserve to account for potentially uncollectible revenue. Accordingly, there remain uncertainties as to how the COVID-19 pandemic and the current macroeconomic environment will impact our business, results of operations, access to sources of liquidity and financial condition in the future. As a result, we are unable to predict with certainty the impacts of these factors on our ability to maintain compliance with the financial covenants contained in the credit and security agreements related to our credit facilities.

In May 2021, we issued $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. Concurrently, with the issuance of the notes, in May 2021, we entered into a senior secured credit agreement with Silicon Valley Bank, individually as a lender and agent, and the other lenders (the “Existing Credit Agreement”), which provides for a five-year $80 million term loan facility (the "Term Loan Facility") and a $40 million revolving credit facility (the “Revolving Credit Facility”). In October 2022, we entered into an amendment with respect of our Existing Credit Agreement to change the requirements of the financial maintenance covenants under the Existing Credit Agreement for the fiscal quarter ending December 31, 2022 through the end of the fiscal quarter ending June 30, 2023. As of June 30, 2023, we had an outstanding balance under the Term Loan Facility of $69.1 million and Revolving Credit Facility of $10.0 million. The weighted average effective interest rate on the outstanding balances under the Term Loan Facility was 7.26% and Revolving Credit Facility was 8.27% during the twelve months ended June 30, 2023. See Note 9, "Debt" to the Notes to the consolidated financial statements for further information regarding the Existing Credit Agreement and 3.75% Convertible Senior Notes due 2026. Also see Note 8, "Commitments and Contingencies" to the Notes to the consolidated financial statements for further information regarding our cash commitments related to our debt.

We may also experience other, unexpected impacts to our business, including matters discussed in the Part I, Item 1A titled “Risk Factors.” While we were in compliance with such covenants for the period ended June 30, 2023, failure to meet the covenant requirements in the future could cause us to be in default and the maturity of the related debt could be accelerated and become immediately payable. Following June 30, 2023, our financial maintenance covenants under the Existing Credit Agreement will become more stringent and, as a result could be more difficult to comply with. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because substantially all of our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by our lenders. This may require us to obtain waivers or amendments to the credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendments will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Additionally, the undistributed earnings of our foreign subsidiaries at June 30, 2023, for all countries except Japan, France, and Switzerland are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of our foreign earnings could be subject to income taxes. As of June 30, 2023, we had $8.5 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there will be additional foreign tax withholdings imposed, depending on the country from which the funds were repatriated.

Cash Flows

	Years Ended June 30,
	2023	2022	2021
Net cash provided by (used in) operating activities	$15,539	$(2,400)	$38,512
Net cash used in investing activities	(12,681)	(4,717)	(2,399)
Net cash used in financing activities	(2,112)	(15,369)	(28,805)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	302	(5,561)	982
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,048	$(28,047)	$8,290

Cash Flows From Operating Activities

Net cash provided by operating activities was $15.5 million during the year ended 2023, resulting primarily from a $20.2 million increase in non-cash items and a $4.6 million increase from the net changes in assets and liabilities, offset by a net loss of $9.3 million.

•
Non-cash items primarily consisted of consisted of share-based compensation expense of $10.1 million, depreciation and amortization expense of $4.5 million, provision for inventories write-down of $4.4 million, and $2.3 million for provision for credit losses, partially offset by income from our equity method investment of $2.6 million.

•
The major contributors to the increase in net changes of assets and liabilities during the year ended 2023 were as follows: an $18.5 million decrease in accounts receivable primarily due to an increase in collections; and a $2.9 million increase in accounts payable primarily due to the timing of payments; partially offset by a $6.9 million increase in inventories primarily due to increased costs for parts; a $4.7 million decrease in customer advances due to delivery of orders, and a $2.6 million decrease in deferred revenue primarily due to the timing of revenue recognition.

Cash Flows From Investing Activities

Net cash used in investing activities was $12.7 million during the year ended 2023, primarily due to the purchase of property and equipment, which included $5.7 million for the implementation of a new enterprise resource planning system in which the costs were capitalized.

Cash Flows From Financing Activities

Net cash used in financing activities during the year ended 2023 was due to the scheduled payment of $6.0 million of the principal amount outstanding on our Term Loan Facility and a $2.9 million repayment of our 3.75% Convertible Senior Notes due 2022, primarily offset by a $5.0 million drawdown on our Revolving Credit Facility and $2.2 million in proceeds from the issuance of common stock to employees from employee stock plans.

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
•
Servicing and maturity of our current future indebtedness, including interest rates;
•
The impact of inflation on our expenses; and
•
The unpredictable impact of the macroeconomic environment and the COVID-19 pandemic, including on collections, supply chain, and logistics.

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

Operating and Capital Expenditure Requirements and Contractual Obligations

Our purchase commitments and obligations include all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services and acquisition and licensing of intellectual property. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our long-term material cash requirements include lease obligations. See Note 5, “Leases” to the Notes to the consolidated financial statements for further information.

Inflation

We are experiencing rising costs for certain materials, including increased logistics costs, that have adversely affected our gross margins, which have had a material effect on our business, financial condition and results of operations for fiscal year 2023. Continued pressure from inflationary factors, such as further increases in the cost of materials for our products, interest rates, overhead costs and logistics costs could further exacerbate these effects and harm our business, operating results, and financial condition.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. The economic uncertainty in the current environment caused by the COVID-19 pandemic however, could limit our ability to accurately make and evaluate our estimates and judgments. Actual results could therefore differ materially from those estimates if actual conditions differ from our assumptions.

All of our significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note 1, The Company and its Significant Accounting Policies, to the consolidated financial statements. The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Management believes the critical accounting policies and estimates are those related to revenue recognition and the assessment of stand-alone selling price ("SSP"), allowance for credit losses, valuation of inventories, and the valuation of equity method investments.

Revenue Recognition and the Assessment of Stand-Alone Selling Price

Our revenue is primarily derived from new system and upgrade sales of CyberKnife and TomoTherapy platforms and services, which include post-contract customer support (“PCS”) contracts (warranty period services and post-warranty services), installation services, training and other professional services. We record our revenue net of any value-added or sales tax. We recognize revenue for certain performance obligations at the point in time when control is transferred, such as delivery of products. We recognize revenue for certain other performance obligations over a period of time as control of the goods or services is transferred, such as PCS and construction contracts. Payments received in advance of system shipment are recorded as customer advances and are deferred until product shipment when they are recognized in revenue. We assess the probability of collection based on a number of factors, including past transaction history with the customer and creditworthiness of the customer. We generally do not request collateral from our customers but will request advance payments or letter’s of credit when deemed necessary.

We frequently enter into sales arrangements that contain multiple performance obligations. For sale arrangements that contain multiple performance obligations, we account for individual products and services separately if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The SSP is determined based on observable prices at which we separately sell the products and services. If the SSP is not directly observable, then we will estimate the SSP considering market conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available.

Allowance for Credit Losses

We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for credit losses. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed and our operating results could be negatively affected.

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

Valuation of Equity Method Investments

We have an equity method investment in CNNC Accuray (Tianjin) Medical Technologies Co. Ltd., our joint venture in China. Our equity method investment is held at cost and adjusted for impairment when it would be deemed to be impaired. We monitor this investment for events or circumstances indicative of a potential impairment, and we make appropriate reductions in carrying value if we determine that an impairment charge is required, based primarily on the financial condition or near term prospects of the investee.

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

For the years ended June 30, 2023, and 2022, there was one customer that represented 10% or more of total net revenue. We had one customer as of June 30, 2023 and two customers as of June 30, 2022, respectively, that each accounted for more than 10% of our total accounts receivable, net.

We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement with such customer. Accounts receivable balances are charged against the allowance for doubtful accounts once collection efforts are unsuccessful.

Single-source suppliers presently provide us with several components. In most cases, if a supplier was unable to deliver these components, we believe that we would be able to find other sources for these components subject to any regulatory qualifications, if required.

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Swiss Franc, Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore, expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of June 30, 2023, we had open currency forward contracts to purchase or sell foreign currencies with stated, or notional value, of approximately $61.5 million.

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

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and our 3.75% Convertible Senior Notes due 2026. The interest rates on the 3.75% Convertible Senior Notes due 2026 are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and the Secured Overnight Financing Rate (“SOFR”). As of June 30, 2023, borrowings under the Term Loan Facility totaled $69.1 million, net of issuance cost, with an annual interest rate of 3.0% plus 90-day term SOFR, and borrowings under the Revolving Credit Facility totaled $10.0 million with an annual interest rate of 3.0% plus 90-day term SOFR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by a 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 9, Debt to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion regarding our debt obligations.

Equity Price Risk

On May 13, 2021, we issued approximately $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 170.5611 shares of common stock per $1,000 principal amount of the 3.75% Convertible Senior Notes due 2026, which is equivalent to a conversion price of approximately $5.86 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.86 upon conversion of the 3.75% Convertible Senior Notes due 2026. For every $1 that the share price of our common stock exceeds $5.86, we expect to issue an additional $17.1 million in cash or shares of our common stock, or a combination thereof, if all of the 3.75% Convertible Senior Notes due 2026 are converted.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 7, 2023 expressed an unqualified opinion.

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

San Jose, California

September 7, 2023

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$89,402	$88,737
Restricted cash	524	204
Accounts receivable, net of allowance for credit losses of $3,079 and $1,000 as of June 30, 2023 and June 30, 2022, respectively (a)	74,777	94,442
Inventories	145,150	142,254
Prepaid expenses and other current assets (b)	27,612	23,794
Deferred cost of revenue	568	1,459
Total current assets	338,033	350,890
Property and equipment, net	20,926	12,685
Investment in joint venture	15,128	13,879
Operating lease right-of-use assets, net	25,853	16,798
Goodwill	57,681	57,840
Intangible assets, net	210	250
Restricted cash	1,276	1,213
Other assets	20,107	19,294
Total assets	$479,214	$472,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,739	$31,337
Accrued compensation	23,793	29,441
Operating lease liabilities	4,151	8,567
Other accrued liabilities	38,271	30,285
Customer advances	20,777	25,290
Deferred revenue	72,185	75,375
Short-term debt	5,721	8,563
Total current liabilities	198,637	208,858
Long-term liabilities:
Operating lease liabilities	23,602	10,453
Long-term other liabilities	4,675	3,748
Deferred revenue	27,079	24,694
Long-term debt	171,562	171,907
Total liabilities	425,555	419,660
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of June 30, 2023 and June 30, 2022, respectively; issued and outstanding: 96,534,609 and 93,499,500 shares at June 30, 2023 and June 30, 2022, respectively	97	94
Additional paid-in-capital	555,276	543,211
Accumulated other comprehensive income	422	2,406
Accumulated deficit	(502,136)	(492,522)
Total stockholders' equity	53,659	53,189
Total liabilities and stockholders’ equity	$479,214	$472,849

(a)
Included accounts receivable from the joint venture, an equity method investment, of $10,304 and $24,828 at June 30, 2023, and June 30, 2022, respectively. See Note 11.
(b)
Included other receivable from the joint venture, an equity method investment, of $100 and $861 at June 30, 2023, and June 30, 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements

Accuray Incorporated

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended June 30,
	2023	2022	2021
Net revenue:
Products (a)	$233,192	$214,715	$176,647
Services (b)	214,413	215,194	219,642
Total net revenue	447,605	429,909	396,289
Cost of revenue:
Cost of products	153,627	127,287	102,100
Cost of services	140,018	142,667	134,682
Total cost of revenue (c)	293,645	269,954	236,782
Gross profit	153,960	159,955	159,507
Operating expenses:
Research and development (d)	57,129	57,752	52,729
Selling and marketing	46,178	49,664	42,820
General and administrative	48,271	44,391	41,723
Total operating expenses	151,578	151,807	137,272
Income from operations	2,382	8,148	22,235
Income on equity method investment	2,572	241	872
Other expense, net	(11,742)	(10,391)	(27,666)
Loss before provision for income taxes	(6,788)	(2,002)	(4,559)
Provision for income taxes	2,492	3,345	1,752
Net loss	$(9,280)	$(5,347)	$(6,311)
Net loss per share - basic	$(0.10)	$(0.06)	$(0.07)
Net loss per share - diluted	$(0.10)	$(0.06)	$(0.07)
Weighted average common shares used in computing net loss per share:
Basic	94,884	92,095	92,031
Diluted	94,884	92,095	92,031
Net loss	$(9,280)	$(5,347)	$(6,311)
Foreign currency translation adjustment	(791)	(3,998)	1,705
Change in defined benefit pension obligation	(1,193)	4,311	872
Comprehensive loss	$(11,264)	$(5,034)	$(3,734)

(a)
Includes sales of products to the joint venture, an equity method investment, of $55,658 during the year ended June 30, 2023, $45,545 during the year ended June 30, 2022, and $12,033 during the year ended June 30, 2021, respectively. See Note 11.

(b)
Includes sales of services to the joint venture, an equity method investment, of $10,919 during the year ended June 30, 2023, $10,332 during the year ended June 30, 2022, and $12,360 during the year ended June 30, 2021, respectively. See Note 11.

(c)
Includes cost of revenue from sales to the joint venture, an equity method investment, of $37,772 during the year ended June 30, 2023, $35,237 during the year ended June 30, 2022, and $13,310 during the year ended June 30, 2021, respectively. See Note 11.

(d)
Includes charge backs to the joint venture, an equity method investment, related to research and development of $1,463 during the year ended June 30, 2023, $2,336 during the year ended June 30, 2022, and $430 during the year ended June 30, 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2020	91,178	$91	$545,741	$(484)	$(481,713)	$63,635
Issuance of common stock to employees	2,830	3	3,028	—	—	3,031
Repurchase of common stock	(3,108)	(3)	(14,078)	—	—	(14,081)
Share-based compensation	—	—	9,385	—	—	9,385
Tax withholding upon vesting of restricted stock units	(78)	—	—	—	—	-
Extinguishment of allocated cost related to convertible note exchange	—	—	(14,562)	—	—	(14,562)
Bifurcation of conversion option upon issuance of convertible notes	—	—	25,166	—	—	25,166
Net loss	—	—	—	—	(6,311)	(6,311)
Foreign currency translation adjustment	—	—	—	1,705	—	1,705
Change in defined benefit pension obligation	—	—	—	872	—	872
Balance at June 30, 2021	90,822	91	554,680	2,093	(488,024)	68,840
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	(25,633)	—	849	(24,784)
Issuance of common stock to employees	2,726	3	3,887	—		3,890
Tax withholding upon vesting of restricted stock units	(48)	—	(258)	—	—	(258)
Share-based compensation	—	—	10,535	—	—	10,535
Net loss	—	—	—	—	(5,347)	(5,347)
Cumulative translation adjustment	—	—	—	(3,998)	—	(3,998)
Change in defined benefit pension obligation	—	—	—	4,311	—	4,311
Balance at June 30, 2022	93,500	$94	$543,211	$2,406	$(492,522)	$53,189
Issuance of common stock to employees	3,108	3	2,197	—	—	2,200
Tax withholding upon vesting of restricted stock units	(73)	—	(199)	—	—	(199)
Share-based compensation	—	—	10,053	—	—	10,053
Net loss	—	—	—	—	(9,280)	(9,280)
Cumulative translation adjustment	—	—	—	(791)	—	(791)
Change in defined benefit pension obligation	—	—	—	(1,193)	—	(1,193)
Other	—	—	14	—	(334)	(320)
Balance at June 30, 2023	96,535	$97	$555,276	$422	$(502,136)	$53,659

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended June 30,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(9,280)	$(5,347)	$(6,311)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,527	5,513	6,389
Share-based compensation	10,053	10,600	9,332
Amortization of debt issuance costs	926	817	1,356
Accretion of interest on debt	—	—	4,887
Provision for credit losses	2,290	266	133
Non-cash revenue transactions related to the joint venture	—	—	(1,365)
Provision for write-down of inventories	4,369	3,478	6,914
(Gain) loss on disposal of property and equipment	(135)	28	106
Income on equity method investment	(2,572)	(241)	(872)
Deferral of equity method investment intra-entity profit on sales	282	3,300	310
Loss on extinguishment of debt	—	—	9,948
Provision (benefit) for deferred income taxes	456	1,785	(114)
Changes in assets and liabilities:
Accounts receivable	18,488	(12,519)	5,235
Inventories	(6,855)	(22,861)	1,688
Prepaid expenses and other assets	(4,029)	(6,042)	(951)
Deferred cost of revenue	891	1,549	(296)
Accounts payable	2,850	11,676	(3,978)
Operating lease liabilities, net of operating lease right-of-use assets	(324)	(880)	(663)
Accrued liabilities	887	6,685	8,089
Customer advances	(4,669)	1,238	2,237
Deferred revenues	(2,616)	(1,445)	(3,562)
Net cash provided by (used in) operating activities	15,539	(2,400)	38,512
Cash flows from investing activities
Purchases of property and equipment, net	(12,614)	(4,717)	(2,320)
Purchase of intangible assets	(67)	—	—
Additional investments in the joint venture	—	—	(79)
Net cash used in investing activities	(12,681)	(4,717)	(2,399)
Cash flows from financing activities
Proceeds from the issuance of common stock to employees	2,200	3,889	3,030
Taxes paid related to net share settlement of equity awards	(199)	(258)	(343)
Convertible senior notes exchange and issued, net of issuance costs	—	—	(142)
Paydown and repayment of prior term loan and prior revolving credit facility	—	—	(115,924)
Proceeds from the issuance of the Term Loan Facility	—	—	80,000
Debt issuance costs	(248)	—	(1,346)
Repayment of convertible notes	(2,865)	—	—
Paydown under Term Loan Facility	(6,000)	(4,000)	—
Borrowings under the Revolving Credit Facility	5,000	—	25,000
Repayments under the Revolving Credit Facility	—	(15,000)	(5,000)
Stock repurchase	—	—	(14,080)
Net cash used in financing activities	(2,112)	(15,369)	(28,805)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	302	(5,561)	982
Net increase (decrease) in cash, cash equivalents and restricted cash	1,048	(28,047)	8,290
Cash, cash equivalents and restricted cash at beginning of period	90,154	118,201	109,911
Cash, cash equivalents and restricted cash at end of period	$91,202	$90,154	$118,201

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Years Ended June 30,
	2023	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$2,150	$1,398	$1,873
Cash paid for interest	$9,847	$7,462	$11,892
Supplemental non-cash disclosure:
Prior convertible note exchanged	$—	$—	$(82,135)
New convertible note exchanged	$—	$—	$97,148
Unpaid purchase of property and equipment at end of year	$2,064	$813	$555
Receivable for the sale of property and equipment	$221	$—	$—
Transfers from inventory to property and equipment	$303	$—	$564

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Notes to Consolidated Financial Statements

Note 1. The Company and its Significant Accounting Policies

The Company

Accuray Incorporated (together with its subsidiaries, the “Company” or “Accuray”) designs, develops and sells advanced radiosurgery and radiation therapy systems for the treatment of tumors throughout the body. The Company is incorporated in Delaware and on July 31, 2023, it moved its principal place of business from Sunnyvale, California to Madison, Wisconsin. The Company has primary offices in the United States, Switzerland, China, Hong Kong, and Japan, and conducts its business worldwide.

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

Reclassifications

Certain amounts on the consolidated statements of cash flows and consolidated statements of stockholders equity in prior periods have been reclassified to conform to current year presentation.

Risks and Uncertainties

The Company is subject to risks and uncertainties caused by events with significant geopolitical and macroeconomic impacts, including, but not limited to, the COVID-19 pandemic, the Russian invasion of Ukraine, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations and instability in the banking sector. The Company is also continuing to navigate supply chain and inflation challenges and foreign exchange continues to be a significant headwind that affects the Company’s results of operations.

These ongoing supply chain challenges and heightened logistics costs have adversely affected the Company's gross margins and net income or loss, and the Company’s current expectations are that gross margins and net income or loss will continue to be adversely affected by increased material costs and freight and logistic expenses through at least fiscal year 2024, if not longer. Furthermore, certain parts required for the manufacturing and servicing of the Company's products, such as electronic components, are scarce and becoming increasingly difficult to source, even at increased prices. If such parts become unavailable to the Company, it would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income or (loss). The Company expects that the business of its customers and its own business will continue to be adversely impacted, directly or indirectly, by macroeconomic and geopolitical issues, including supply chain issues, inflation, labor, foreign currency exchange rate fluctuations, uncertainty and volatility in the banking and financial services sector, tightening credit markets, the effects of the COVID-19 related restrictions, and other factors that may emerge. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by geopolitical and macroeconomic conditions. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. The Company however, is unable to predict with certainty the impact of geopolitical and macroeconomic conditions, including its effect on global supply chain and logistics, will have on its ability to maintain compliance with the debt covenants contained in the credit agreement related to its Credit Facilities (as such terms are defined in Note 9 below), including financial covenants regarding the consolidated fixed charge coverage ratio and consolidated senior net leverage ratio. The Company was in compliance with such covenants at June 30, 2023. Following June 30, 2023, our financial maintenance covenants under the Existing Credit Agreement will become more stringent and, as a result could be more difficult to comply with. These restrictions could adversely affect the Company’s ability to finance its future operations or capital needs, withstand a future downturn in its business or the economy in general, engage in business activities, including future opportunities that may be in its interest, and plan for or react to market conditions or otherwise execute its business strategies. The Company’s ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on its future operating performance. In addition, because substantially all of the Company’s assets are pledged as a security under the Credit Facilities, if the Company is not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by the Company’s lenders. Failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or amendments to the credit agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

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

Foreign Currency

The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rate. Resulting translation adjustments are excluded from the determination of net income or loss and are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Net foreign currency exchange transaction gains or losses are included as a component of other expense, net, in the Company’s consolidated statements of operations and comprehensive income (loss).

Cash, Cash Equivalents and Restricted Cash

The Company considers currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.

Restricted cash primarily consists of cash that is temporarily held in bank accounts which are under the control of the lender to the Credit Facilities, certificates of deposit held as guarantees in connection with customer contracts and corporate leases as well as funds held as guarantees for Value‑Added Tax (“VAT”) obligations in a foreign jurisdiction.

Fair Value Measurements

The carrying values of the Company’s financial instruments including cash equivalents, restricted cash, accounts receivable, accounts payable, and the Credit Facilities, are approximately equal to their respective fair values due to the relatively short‑term nature of these instruments. See Note 7, Fair Value Measurements, of the consolidated financial statements for further information.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash and cash equivalents are primarily deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable. Historically, such losses have been within management’s expectations.

The Company had one customer that represented 10% or more of total net revenue for the years ended June 30, 2023, 2022, and 2021, respectively. The Company had one customer as of June 30, 2023 and two customers as of June 30, 2022, respectively, that each accounted for more than 10% of accounts receivable, net.

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

The Company’s products are generally sold without a right of return, and the Company’s contracts generally provide a fixed transaction price. The Company may offer incentives in the form of discounts, including volume system discounts, which are included in the contract and used to calculate the final fixed price of the arrangement. These discounts may pertain to all performance obligations in a specific contract or may be allocated to a specific performance obligation. The Company reviews payment terms extending beyond one year. If it is determined that a material financing component exists, we recognize this as interest income over time. The Company applies the practical expedient to not adjust for a material financing component if the gap between payment and delivery was expected, at the contract inception, to be less than one year.

The Company offers customers the opportunity to trade in their older systems for a discount off the purchase of a new system. The Company generally does not provide specific trade-in prices or upgrade rights at the time of purchase of the original system. Trade-in or upgrade transactions are based on the then fair value of the system and are separately negotiated, taking into consideration circumstances existing at the time of the trade-in or upgrade. Accordingly, implied trade-ins and upgrades discounts are not considered separate performance obligations in system sales agreements. During fiscal years 2023, 2022 and 2021, no fair value has been assigned to any of the systems that were traded-in.

The SSP of performance obligations is determined based on observable prices at which the Company separately sells the products and services. If the SSP is not directly observable, then the Company estimates the SSP considering market conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available. The contract consideration allocation is based on the SSP at contract inception. The consideration (net of any discounts) is allocated among separate products and services in a bundle based on their relative SSPs. Contract modifications typically add additional goods or services or change pricing. For such modifications, the most recent SSP is used for reallocation to the remaining performance obligations.

The Company recognizes revenue for certain performance obligations at the point in time when control is transferred, such as the delivery of products and upgrades. Service revenue is recognized over the term of the service period as the customer benefits from the services throughout the service period. Revenue related to services that are not part of a service contract and performed on a time-and-materials basis are recognized when performed. Service contracts comprise a single stand-ready performance obligation satisfied over time as our customers simultaneously receive and consume benefits from the Company's performance. This performance obligation constitutes a series of services that are substantially the same and provided over time using the same measure of progress. Revenues derived from these arrangements are recognized over time using an output method based upon the passage of time as this provides a faithful depiction of the pattern of transfer of control.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer when the Company expects to generate future economic benefits from the related revenue-generating contracts. The Company capitalizes incremental contract acquisition costs, and amortizes such costs over a five year period, the period which the Company expects to benefit, based on historical service renewal rates, and expectations of future customer renewals. Most of the Company’s contract costs are associated with its internal sales force compensation program and a portion of its employee bonus program. The Company capitalizes and amortizes the incremental costs of obtaining a contract, primarily related to certain bonuses and sales commissions. The capitalized bonuses and sales commissions are amortized over a period of five years commencing upon the initial transfer of control of the system to the customer. The pattern of amortization is commensurate with the pattern of transfer of control of the performance obligations to the customer. The amortization of these contract assets is included in cost of sales, research and development, sales and marketing, and general and administrative expenses based on department headcount allocations in the consolidated statements of operations. The Company elected to use the practical expedient and expense as incurred commissions related to service renewals and upgrades because the amortization period is one year or less.

The Company invoices its customers based on the billing schedules in its sales arrangements. Payment terms vary from 30 to 90 days, or longer, from the date of invoice. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied, and the contractual billing terms. Deferred revenue for periods presented primarily relates to service contracts where the service fees are billed up-front, generally quarterly or annually, prior to services being performed. The associated deferred revenue is generally recognized over the term of the service period. The Company did not have any significant impairment losses on its contract assets for any period presented.

Deferred Revenue and Customer Advances

Deferred revenue primarily consists of unfulfilled obligations from open contracts for which performance has already started including short-shipped items, deferred warranty, training, maintenance services and other unperformed or incomplete performance obligations. Service contracts outside of the warranty period, for maintenance services, in general, are considered month-to-month contracts. Deferred revenue includes deferred warranty expected to be recognized over the remaining warranty period for systems already installed.

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

Software Capitalization Costs

Costs for the development of new software products and the substantial enhancements to existing software products for internal use are capitalized when it is considered probable that the software will be fully developed and used to perform its intended function. Capitalized costs for the development of internal use software are included in property, plant and equipment, net on the consolidated balance sheets. Capitalized costs for internal use software are amortized on a straight-line basis over its estimated useful life, which is generally five years. Costs related to the preliminary project stage, post-implementation, training and maintenance are expensed as incurred.

Costs for the development of software the Company plans to sell, lease or market on its own or as part of another product is capitalized once technological feasibility is achieved. The Company will capitalize costs until the product is ready to be sold, at which time, it will amortize the capitalized costs over the estimated useful life. As of June 30, 2023, the Company has $2.9 million in capitalized costs for software to be sold and it is included in other assets on the consolidated balances sheets.

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

Goodwill

Goodwill is not amortized but is evaluated for impairment on an annual basis and when impairment indicators are present. The Company has assessed that it has one operating segment and one reporting unit, and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. The Company estimates the fair value of the reporting unit based on the Company’s closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the estimated fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required. There was no impairment of goodwill identified in the fiscal years ended June 30, 2023, 2022 and 2021.

Shipping and Handling

The Company’s billings for shipping and handling for product shipments to customers are included in cost of products. Shipping and handling costs incurred for inventory purchases are capitalized in inventory and expensed in cost of products.

Research and Development Costs

Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct compensation, benefits, and other headcount related costs for research and development personnel, costs for materials used in research and development activities, costs for outside services, and allocated portions of facilities and other corporate costs. The Company has entered into research and clinical study arrangements with selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. These agreements support the Company’s internal research and development capabilities.

Share‑Based Compensation

The Company issues share‑based compensation awards to employees and directors in the form of stock options, restricted stock units (“RSUs”), performance units (“PSUs”), market stock units (“MSUs”) and employee stock purchase plan (“ESPP”) awards (collectively, “awards”).

The exercise price of stock options granted is equal to the market value of the Company’s common stock on the date of grant. Share‑based compensation for stock options and ESPP awards are measured on the date of grant using a Black‑Scholes option pricing model. Share‑based compensation expense for RSUs and PSUs is measured based on the value of the Company’s common stock on the date of grant. Share-based compensation expense for MSUs is based on a Monte Carlo simulation model to estimate the grant date fair value.

The Company measures and recognizes compensation expense for all stock‑based awards based on the awards’ fair value. Share‑based compensation expense for stock options, RSUs, and the ESPP awards is recognized on a straight‑line basis over the service period of the award. Share-based compensation expense for PSUs is recognized on a straight-line basis over the period of time for the performance conditions to be satisfied and only for those awards expected to vest. Forfeitures are recorded as they occur.

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

Net Income (Loss) Per Common Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding share awards. Potentially dilutive shares of the Company’s common stock are excluded from the computation of diluted net loss per share for loss periods presented because including them would have been anti-dilutive. Dilutive earnings per share is the same as basic earnings per share for the periods in which the Company had a net loss because the inclusion of outstanding common stock would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders is as follows (in thousands):

	Years Ended June 30,
	2023	2022	2021
Numerator:
Net loss used to compute basic and diluted loss per share	$(9,280)	$(5,347)	$(6,311)
Denominator:
Weighted average shares used to compute basic and diluted loss per share	94,884	92,095	92,031
Basic and dilutive net loss per share	$(0.10)	$(0.06)	$(0.07)
Anti-dilutive share-based awards, excluded	12,862	12,828	10,228

Outstanding Convertible Notes—Diluted Share Impact

Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof, in cash, the shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Senior Notes due 2026 and the 3.75% Convertible Senior Notes due 2022 (collectively, the “Notes”) are included in the calculation of diluted net income (loss) per share only if their inclusion is dilutive for periods during which the Notes were outstanding. The shares of common stock issuable upon conversion of the outstanding principal amount of the Notes as of June 30, 2023, 2022 and 2021 were 17.1 million, 17.6 million and 17.6 million, respectively, and were not included in the basic and diluted net loss per common share as the effect of adding the shares were anti-dilutive. See Note 9, Debt, of the consolidated financial statements for more information about the Notes.

Leases

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use assets, lease liabilities, current, and lease liabilities, long-term in the consolidated balance sheet. Right-of-use asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statements of operations. The Company determines the lease term by agreement with lessor, including lease renewal and extension. As the leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company elected a practical expedient to account for lease and non-lease components together as a single lease component.

Equity Method Investment

The Company has an equity investment in CNNC Accuray (Tianjin) Medical Technology Co. Ltd., the Company’s JV. The Company applies the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company's investment in the JV is measured at cost and adjusted for the Company’s share of the JV's income or loss, for intra-entity profits and for impairment, if any. The Company recognizes its proportionate share of income or loss from the JV on a one-quarter lag due to the timing of the availability of the JV’s financial records. Profit earned by the Company from the JV is eliminated through cost of goods sold until it is realized; such profits would generally be considered realized when the inventory has been sold through to third parties.

The JV's equity method goodwill is not amortized but is evaluated for impairment on an annual basis and when impairment indicators are present. Our impairment analysis considers qualitative and quantitative factors that may have a significant impact on the JV's fair value. Qualitative factors include the investee's financial condition and business outlook, industry and sector performance, operational and financing cash flow activities, and other relevant factors affecting the JV. When indicators of impairment exist, we prepare quantitative assessments of the fair value of our non-marketable equity investments, which require judgment and the use of estimates, including discount rates, investee revenue and costs, and comparable market data, among others.

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

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) consist of net income (loss), changes in foreign currency exchange rate translation and net changes related to a defined benefit pension plan. The changes in foreign currency exchange rate translation and net changes related to the defined benefit pension plan are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period, whereas revenues and expenses are translated at average exchange rates in effect during the period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive loss account in stockholders’ equity.

Recent Accounting Pronouncements

Accounting Pronouncement Recently Adopted

In March 2020, the FASB issued an update (“ASU 2020-04”) establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. This accounting standard update was effective upon issuance and must be applied prospectively by December 31, 2022. The Company’s Term Loan Facility (as defined below) and Revolving Credit Facility (as defined below) previously applied the Eurodollar rate London Interbank Offer Rate (“LIBOR”) to the variable component of the interest rate, but has moved away from the Eurodollar rate LIBOR in connection with reference rate reform. In October 2022, the Company began using the Secured Overnight Financing Rate (“SOFR”) to calculate the variable component of the interest rate for its Term Loan Facility and Revolving Credit Facility. The change to using SOFR did not have a material impact on the Company's financial statements.

Note 2. Revenue

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

Changes in the contract assets and contract liabilities are as follows (dollars in thousands):

			Change
	June 30, 2023	June 30, 2022	$	%
Assets:
Unbilled accounts receivable – current (1)	$9,847	$13,325	(3,478)	(26)
Interest receivable – current (2)	379	493	(114)	(23)
Long-term accounts receivable (3)	4,734	5,301	(567)	(11)
Interest receivable – non-current (3)	673	683	(10)	(1)
Liabilities:
Customer advances	20,777	25,290	(4,513)	(18)
Deferred revenue – current	72,185	75,375	(3,190)	(4)
Deferred revenue – non-current	27,079	24,694	2,385	10

(1)
Included in accounts receivable on the consolidated balance sheets
(2)
Included in prepaid expenses and other current assets on the consolidated balance sheets
(3)
Included in other assets on the consolidated balance sheets

During the year ended June 30, 2023, contract assets changed primarily due to the timing of billings that occurred after revenues were recognized, and changes in transactions with payment terms exceeding 12 months. During the year ended June 30, 2023, contract liabilities changed due to the timing of revenue recognition as a result of changes in shipping timing, transaction price, reduced customer deposits for system sales, and for which the warranty was deferred.

During the years ended June 30, 2023 and June 30, 2022, the Company recognized revenues of $84.9 million and $81.2 million, respectively, which were included in the deferred revenue balances at June 30, 2022 and June 30, 2021, respectively.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts, for which performance has already started and the transaction price from executed contracts, for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of June 30, 2023, total remaining performance obligations amounted to $1,061.7 million. Of this total amount, $72.2 million related to long-term warranty and non-cancellable post-warranty services, which is the estimated revenue expected to be recognized over the remaining service period and warranty period for systems that have been delivered (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's expected revenue recognition based on the remaining performance obligations related to long-term warranty and non-cancellable post-warranty services as of June 30, 2023 (in thousands):

	Fiscal years
	2024	2025	2026	Thereafter
Long-term warranty and service	$29,796	$21,962	$13,127	$7,358

For the remaining $989.5 million of performance obligations (open systems sales, upgrades, training and other miscellaneous items), the Company estimates 27% to 30% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. The Company anticipates a portion of its open contracts may never result in revenue recognition, primarily due to the long sales cycle and factors outside of its control, including changes in customers' needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. Based on historical experience and management's best estimate, approximately 20% of the Company’s $939.8 million open system sales contracts may never result in revenue.

Capitalized Contract Costs

As of June 30, 2023, and 2022, the balance of capitalized costs to obtain a contract was $11.0 million and $11.4 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. The Company recognized expenses related to the amortization of capitalized contract costs of $3.6 million, $3.3 million and $2.8 million, during the years ended June 30, 2023, 2022 and 2021, respectively. The Company incurred impairment losses related to capitalized contract costs of $0.8 million, $0.6 million and $0.6 million for the years ended June 30, 2023, 2022 and 2021, respectively.

Note 3. Supplemental Financial Information

Consolidated Balance Sheets

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s balance sheets. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, are included in other assets on the consolidated balance sheets. The Company evaluates the credit quality of a customer at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new orders and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near‑term risk of non‑payment. The Company performs an assessment each quarter on the allowance for credit losses related to its financing receivables. The Company did not have any additions to the allowance for credit losses during the years ended June 30, 2023 and 2022.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	June 30, 2023	June 30, 2022
Financing receivable	$5,854	$6,137
Allowance for credit losses	(798)	(943)
Total, net	$5,056	$5,194
Reported as:
Current	$2,016	$2,435
Non-current	3,040	2,759
Total, net	$5,056	$5,194

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2023	June 30, 2022
Raw materials	$62,945	$61,871
Work-in-process	17,469	16,367
Finished goods	64,736	64,016
Total inventories	$145,150	$142,254

The Company's inventories on the consolidated balance sheets are net of reserves.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2023	June 30, 2022
Value added tax receivables	$11,718	$7,058
Prepaid commissions	5,866	6,500
Capitalized contract costs	1,782	1,590
Other prepaid assets	5,763	5,073
Other current assets	2,483	3,573
Total prepaid and other current assets	$27,612	$23,794

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	June 30, 2022
Furniture and fixtures	$1,581	$1,766
Computer and office equipment	7,798	8,605
Software	5,191	5,344
Leasehold improvements	26,641	26,659
Machinery and equipment	44,779	46,522
Construction in progress	13,499	2,999
	99,489	91,895
Less: Accumulated depreciation	(78,563)	(79,210)
Total property and equipment, net	$20,926	$12,685

At June 30, 2023, construction in progress includes $7.5 million in capitalized costs for the development of internal use software. Depreciation expense related to property and equipment was $4.4 million, $5.4 million and $6.2 million, during the years ended June 30, 2023, 2022 and 2021, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2023	June 30, 2022
Capitalized contract costs	$9,244	$9,754
Long-term accounts receivable	4,734	5,301
Capitalized software costs to be sold	2,853	—
Other long-term assets	3,276	4,239
Total other assets	$20,107	$19,294

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2023	June 30, 2022
Value added tax liabilities	$12,368	$8,222
Commissions due to third parties	10,499	6,619
Refunds due to customers	3,364	4,717
Accrued consulting	2,599	1,269
Accrued royalties	2,398	2,424
Other liabilities	7,043	7,034
Total other accrued liabilities	$38,271	$30,285

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Cumulative Translation Adjustment	Defined Pension Benefit Obligation	Total
Balance at June 30, 2021	$2,457	$(364)	$2,093
Other comprehensive income (loss)	(3,998)	4,311	313
Balance at June 30, 2022	$(1,541)	$3,947	$2,406
Other comprehensive loss	(791)	(1,193)	(1,984)
Balance at June 30, 2023	$(2,332)	$2,754	$422

Consolidated Statements of Operations

Other expense, net consisted of the following (in thousands):

	Years Ended June 30,
	2023	2022	2021
Interest expense	$(10,632)	$(8,129)	$(16,893)
Foreign currency exchange loss	(878)	(2,618)	(1,953)
Loss on debt extinguishment	-	-	(9,948)
Other, net	(232)	356	1,128
Total other expense, net	$(11,742)	$(10,391)	$(27,666)

Restructuring

In the second quarter of fiscal year 2023, the Company announced a cost savings initiative designed to reduce operating costs. This cost savings initiative resulted in the reduction of the Company’s global workforce by 4.5%. The Company recorded $2.7 million in restructuring charges during the fiscal year 2023. These charges are cash-based charges, primarily related to severance expenses and other one-time termination benefits. At June 30, 2023, the Company does not have any remaining accruals related to the restructuring charges.

Note 4. Leases

The Company has operating leases for corporate offices and warehouse facilities worldwide. Additionally, the Company leases cars, copy machines and laptops that are considered operating leases. Some of the Company’s leases are non-cancellable operating lease agreements with various expiration dates through June 2035. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised, and therefore are not factored into the determination of lease payments. In August 2022, the Company entered into a material lease agreement to extend the lease terms at its administrative and manufacturing facilities in Madison, Wisconsin through 2035.

Operating lease costs during the years ended June 30, 2023, 2022, and 2021, were $9.4 million, $9.2 million and $9.1 million, respectively, not including short-term operating lease costs during the years ended June 30, 2023, 2022, and 2021, of $0.4 million, $0.4 million and $0.2 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities during the years ended June 30, 2023, 2022, and 2021, were $9.4 million, $9.8 million and $9.7 million, respectively.

Operating lease right-of-use assets and operating lease obligations are represented in the table below (in thousands):

	June 30, 2023	June 30, 2022
Beginning balance operating lease right-of-use assets	$16,798	$22,522
Lease assets added	17,157	3,522
Amortization for the year	(8,102)	(9,246)
Ending balance operating lease right-of-use assets	$25,853	$16,798

Beginning balance operating lease obligations	$19,020	$25,609
Lease liabilities added	16,834	3,209
Repayment and interest accretion	(8,101)	(9,798)
Ending balance operating lease obligations	$27,753	$19,020

Current portion of operating lease obligations	$4,151	$8,567
Noncurrent portion of operating lease obligations	$23,602	$10,453

Maturities of operating lease liabilities as of June 30, 2023, are presented in the table below (in thousands):

Year Ending June 30,	Amount
2024	$4,394
2025	5,777
2026	3,798
2027	3,591
2028	3,347
Thereafter	23,308
Total operating lease payments	44,215
Less: imputed interest	(16,462)
Present value of operating lease liabilities	$27,753
Weighted average remaining lease term (in years)	8.4
Weighted average discount rate	9.6%

Note 5. Goodwill and Purchased Intangible Assets

Goodwill

The Company's carrying amount of its goodwill is as follows (in thousands):

	As of June 30,
	2023	2022
Balance at the beginning of the period	$57,840	$57,960
Currency translation adjustment	(159)	(120)
Balance at the end of the period	$57,681	$57,840

In the second quarter of fiscal year 2023, the Company performed its annual goodwill impairment test and determined that there was no impairment to its goodwill. The Company monitors its recorded goodwill for indicators of impairment every fiscal quarter.

Purchased Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, consisted of the following (in thousands):

	As of June 30, 2023			As of June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Patent license	$1,000	$(893)	$107	$1,170	$(920)	$250
Other intangibles	132	(29)	103	—	—	—
Total intangible assets	$1,132	$(922)	$210	$1,170	$(920)	$250

The Company did not identify any triggering events that would indicate potential impairment of its definite‑lived intangible and long‑lived assets as of June 30, 2023, and 2022.

Amortization expense related to purchased intangible assets during the years ended June 30, 2023, 2022, and 2021, was $0.2 million, $0.1 million and $0.2 million, respectively.

The estimated future amortization expense of purchased intangible assets as of June 30, 2023 is as follows (in thousands):

Year Ending June 30,	Amount
2024	$151
2025	44
2026	15
Total estimated future amortization expense	$210

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

The notional amount of the Company's outstanding forward currency exchange contracts consisted of the following:

	As of June 30,
	2023	2022
Swiss Franc	26,867	27,910
Chinese Yuan	249	2,524
Euro	17,885	16,307
British Pound	516	3,699
Indian Rupee	3,539	3,728
Japanese Yen	12,492	14,167
	$61,548	$68,335

The Company entered into the foreign exchange forward contracts on June 30, 2023 and June 30, 2022, and therefore, there was no amount recorded on the balance sheets.

Gains and losses on the Company's foreign currency forward contracts are recorded in Other expense, net, on the Company's consolidated statements of operations. The following table provides information about the gain or loss associated with the Company’s derivative financial instruments not designated as hedging instruments (in thousands):

	Years ended June 30,
	2023	2022	2021
Foreign currency exchange gain (loss) on forward contracts	$1,881	$502	$(2,457)

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

Assets and Liabilities That Are Measured at Fair Value

At June 30, 2023, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of $61.5 million. The fair value of the forward contract based upon the June 30, 2023 exchange rate was $61.2 million, which it considers to be a Level 2 fair value measurement.

At June 30, 2022, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of $68.3 million. The fair value of the forward contract based upon the June 30, 2022 exchange rate was $68.3 million, which it considers to be a Level 2 fair value measurement.

The Company’s debt is measured on a recurring basis using Level 2 inputs based upon observable inputs of the Company’s convertible debt. The Revolving Credit Facility (as defined below) and the Term Loan Facility (as defined below) reflects the bank quoted market, which the Company considers to be a Level 2 fair value measurement. The Company believes that the carrying value of these financial instruments approximate its estimated fair value based on the effective interest rate, compared to the current market rate, available to the Company and analyzed at quarter-end.

The following table summarizes the carrying value and estimated fair value of the 3.75% Convertible Notes due 2022, the 3.75% Convertible Notes due 2026, the Term Loan Facility, and the Revolving Credit Facility, (in thousands):

	June 30, 2023		June 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes Due 2022	$—	$—	$2,863	$2,729
3.75% Convertible Notes Due 2026	98,189	98,265	97,619	78,561
Term Loan Facility	69,094	69,094	74,988	74,988
Revolving Credit Facility	10,000	10,000	5,000	5,000
Total	$177,283	$177,359	$180,470	$161,278

Note 8. Commitments and Contingencies

Long‑term Debt Commitments

The Company is required to make semi‑annual interest payments on the 3.75% Convertible Senior Notes due 2026, principal and interest payments on the Term Loan Facility and interest payments on the Revolving Credit Facility. See Note 9, Debt, of the consolidated financial statements for more information.

Future minimum long‑term principal payments and interest on the 3.75% Convertible Senior Notes due 2026 and Credit Facilities (as defined below), including short-term portion, as of June 30, 2023, are as follows (in thousands):

Year Ending June 30,	Long-Term Debt (1)
2024	$16,368
2025	17,786
2026	174,045
Total	$208,199

(1)
These amounts represent principal and interest cash payments over the contractual life of the debt obligations, including anticipated interest payments that are not recorded on the Company’s consolidated balance sheet. Any conversion, premium, redemption or purchase of the Notes that would impact cash payments is noted in the preceding table.

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

Indemnities and Commitments

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2023.

Guarantees

As of June 30, 2023 and June 30, 2022, the Company had various bank guarantees totaling approximately $1.3 million and $1.2 million, respectively, primarily related to a bidding process with customers.

Royalty Agreements

The Company enters into software license agreements with third parties that may require royalty payments for each license used. In connection with such agreements, the Company recorded royalty costs of $2.3 million, $1.9 million and $1.9 million for the years ended June 30, 2023, 2022 and 2021, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had approximately $2.4 million and $2.4 million accrued liabilities as of June 30, 2023 and 2022, respectively, related to this agreement.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2023.

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

Note 9. Debt

The Company's outstanding debt as of June 30, 2023 and June 30, 2022 is as follows (in thousands):

	June 30, 2023			June 30, 2022
	Principal Amount	Unamortized Debt Costs	Net Carrying Amount	Principal Amount	Unamortized Debt Costs	Net Carrying Amount
3.75% Convertible Senior Notes due 2026	$100,000	$(1,811)	$98,189	$100,000	$(2,381)	$97,619
3.75% Convertible Senior Notes due 2022	—	—	—	2,865	(1)	2,864
Term Loan Facility	70,000	(906)	69,094	76,000	(1,013)	74,987
Revolving Credit Facility	10,000	—	10,000	5,000	—	5,000
Total debt	$180,000	$(2,717)	$177,283	$183,865	$(3,395)	$180,470
Reported as:
Short-term debt			$5,721			$8,563
Long-term debt			171,562			171,907
Total debt			$177,283			$180,470

3.75% Convertible Senior Notes due July 2026

In May 2021, the Company issued $100.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due 2026 (the “3.75% Convertible Notes due 2026”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The aggregate principal amount of the 3.75% Convertible Notes due 2026 totaling $97.1 million was issued to certain holders of the Company’s outstanding 3.75% Convertible Notes due 2022 in exchange for approximately $82.1 million aggregate principal amount of 3.75% Convertible Notes due 2022, and $2.9 million of 3.75% Convertible Notes due 2026 were issued to certain other qualified new investors for cash (such transactions the “Exchange and Subscription Transactions”).

Holders of the 3.75% Convertible Notes due 2026 may convert their notes at any time on or after March 6, 2026 until the close of the business day immediately preceding the maturity date. Prior to June 6, 2026, holders of the 3.75% Convertible Notes due 2026 may convert their notes only under certain circumstances. Upon conversion, the Company will have the right to pay cash, or deliver shares of common stock of the Company or a combination thereof, at the Company’s election. The initial conversion rate is 170.5611 shares of the Company’s common stock per $1,000 principal amount (which represents an initial conversion price of approximately $5.86 per share of the Company’s common stock). The conversion rate, and therefore, the conversion price, is subject to adjustment, as further described below.

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

As of June 30, 2023 and June 30, 2022, the if-converted value of the 3.75% Convertible Notes due 2026 did not exceed the outstanding principal amount.

3.75% Convertible Senior Notes due July 2022

As of June 30, 2022, the $2.9 million aggregate principal amount of the 3.75% Convertible Senior Notes due July 2022 (the “3.75% Convertible Notes due 2022”) remained outstanding. In July 2022, the remaining outstanding $2.9 million (principal and interest) of the 3.75% Convertible Senior Notes due 2022 was repaid in cash.

Credit Facilities

On May 6, 2021, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with Silicon Valley Bank, individually as a lender and agent (“Agent”), and the other lenders from time to time parties thereto (together with Silicon Valley Bank as a lender, the “Lenders”), which provides for a new five-year $80 million term loan (the “Term Loan Facility”) and a $40 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”).

In fiscal year 2023, interest on the borrowings under the Credit Facilities is payable in arrears on the applicable interest payment date, at an annual interest rate of reserve-adjusted, 90-day term SOFR (subject to a 0.50% floor) plus a margin between 2.50% and 3.25% margin, determined by the Consolidated Senior Net Leverage Ratio (as defined in the Credit Agreement). During the year ended June 30, 2023, the weighted average effective interest rate on the Term Loan Facility was 7.26% and Revolving Credit Facility was 8.27%.

The Credit Agreement requires the Company to pay the Lenders an unused commitment fee equal to the average unused portion of the Revolving Credit Facility. The Company pays a rate of 0.25% to 0.40% per annum of the average unused portion of the Revolving Credit Facility, determined by the Consolidated Senior Net Leverage Ratio (as defined in the Credit Agreement). If all or a portion of the loans under the Term Loan Facility are prepaid, then the Company will be required to pay a fee equal to 1% of the aggregate amount of the loans so prepaid, subject to certain exceptions.

The Credit Agreement contains restrictions and covenants applicable to the Company and its subsidiaries. Among other requirements, the Company may not permit the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the Credit Agreement or the consolidated senior net leverage ratio to be greater than a certain specified ratio for each fiscal quarter during the term of the Credit Agreement. In October 2022, the Company entered into an amendment with respect of the Credit Agreement to change the requirements of the financial maintenance covenants under the Credit Agreement for the fiscal quarter ending December 31, 2022 through the end of the fiscal quarter ending June 30, 2023. As of June 30, 2023, the Company was in compliance with its covenants under the Credit Agreement.

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

A summary of interest expense on the Credit Facilities and the Notes is as follows (in thousands):

	Year ended June 30,
	2023	2022	2021
Interest expense related to contractual interest coupon	$9,473	$7,233	$10,590
Interest expense related to amortization of debt discount	—	—	4,887
Interest expense related to amortization of debt issuance costs	926	909	1,356
Interest expense related to extinguishment of debt	—	—	9,948
Total	$10,399	$8,142	$26,781

Note 10. Stock Incentive Plan and Employee Stock Purchase Plan

As of June 30, 2023, the Company had two outstanding stock incentive plans: the 2016 Equity Incentive Plan (“2016 Plan”) and the 2007 Incentive Award Plan (“2007 Plan”). The 2016 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, performance shares, performance units, and RSUs. The vesting of RSUs granted under the 2016 Plan are primarily service‑based (over the requisite service period) while the vesting of performance units granted under the 2016 Plan primarily consist of PSUs or MSUs. Only employees of the Company are eligible to receive incentive stock options. Non‑employees may be granted non‑qualified stock options.

Stock options granted under the 2016 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date. The stock options have 10-year contractual terms and generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 36 months. Service‑based RSUs granted generally vest 25% of the share units covered by the grant on each of the first through fourth anniversaries of the date of the grant, subject to the continued service of the grantee through each such date. RSUs granted to the Board of Directors vest over one year. PSUs granted generally vest at the end of a three year performance period and the amount of shares that vest are based on the Company's actual performance relative to predefined performance conditions. The Board of Directors has the discretion to use different vesting schedules. As of June 30, 2023, the 2007 Plan continued to remain in effect; however, the Company can no longer grant equity awards under such plans.

The following table summarizes the share‑based compensation charges included in the Company’s consolidated statements of operations and comprehensive income (loss) (in thousands):

	Years ended June 30,
	2023	2022	2021
Cost of revenue	$1,439	$1,584	$1,296
Research and development	1,396	1,371	1,348
Selling and marketing	1,586	2,213	1,457
General and administrative	5,632	5,432	5,231
Total	$10,053	$10,600	$9,332

The following table summarizes the share‑based compensation charges for the Company’s equity awards (in thousands):

	Years ended June 30,
	2023	2022	2021
Stock options	$2,011	$2,565	$2,431
Restricted stock units	7,004	6,160	5,425
Performance stock units	54	571	—
Employee stock purchase plan	984	1,304	1,374
Market stock units	—	—	102
Total	$10,053	$10,600	$9,332

Stock Options

The fair value of each option is estimated at the date of grant using the Black‑Scholes option pricing formula with the following assumptions:

Years Ended June 30,
	2023	2022	2021
Risk–free interest rate	—%	2.71% - 3.21%	0.59% - 1.27%
Dividend yield	—%	—%	—%
Expected term	—	7.30 - 8.94	6.72 - 6.88
Expected volatility	—%	54.1% - 57.3%	54.7% - 55.6%

Determining Fair Value of Stock Options

The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine. The Company estimates the fair value of its stock options using the Black‑Scholes option‑pricing model. This fair value is then amortized over the requisite service periods of the awards. The Company estimates the expected term of stock option by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method. The expected volatility is derived from the Company’s historical stock volatility over a period approximately equal to the expected term of the options. The risk‑free interest rate is based on the U.S. Treasury constant maturity rate on the date of grant. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

A summary of option activity under the Company’s incentive plan is presented below (in thousands except per share and term amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (1)
Balance at June 30, 2022	7,053	$3.73	7.05	$—
Options granted	—	—
Options exercised	—	—
Options forfeited/expired	(1,573)	$4.90
Balance at June 30, 2023	5,480	$3.40	6.53	$3,580
Vested or expected to vest at June 30, 2023	5,480	$3.40	6.53	$3,580
Exercisable at June 30, 2023	4,411	$3.51	6.15	$2,364
1.
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Accuray common stock of $3.87 and $1.96 on June 30, 2023 and June 30, 2022, respectively, The amount represents what would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

There were no options granted during the year ended June 30, 2023. The grant date fair value of options granted during the years ended June 30, 2022 and 2021 was $0.9 million and $3.7 million, respectively. There were no options exercised during the year ended June 30, 2023. The total intrinsic value of options exercised during the years ended June 30, 2022 and 2021 was $0.3 million and $0.2 million, respectively, and the total cash received from option exercises during the years ended June 30, 2022 and 2021 was $1.2 million and $2.2 million, respectively.

Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset, attributable to share compensation costs for such options, are credited to additional paid‑in capital. The benefits are recognized against income taxes. Realized excess tax benefits related to stock options exercises was zero for each of the years ended June 30, 2023, 2022 and 2021.

As of June 30, 2023, there was $1.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information about outstanding and exercisable options at June 30, 2023 (in thousands, except years and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.96 – 2.08	756	8.94	$2.05	201	$2.05
$2.60 – 2.60	1,533	6.34	$2.60	1,405	$2.60
$2.96 – 3.71	311	6.59	$3.05	265	$3.06
$4.10 – 4.10	2,048	5.42	$4.10	2,048	$4.10
$4.46 – 5.00	832	7.41	$4.50	492	$4.52
Total outstanding	5,480			4,411

Restricted Stock, Performance Stock and Market Stock Units

The following table summarizes the activity of RSUs and PSUs (in thousands, except fair value per share):

Unvested Restricted Stock	Restricted Stock Units	Performance Stock Units	Total Number of Shares Underlying Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2022	4,561	1,217	5,778	$3.74
Granted	3,349	1,171	4,520	$2.12
Vested	(1,850)	—	(1,850)	$3.79
Cancelled/forfeited	(726)	(339)	(1,065)	$3.47
Unvested at June 30, 2023	5,334	2,049	7,383	$2.77

As of June 30, 2023, there was $10.7 million of unrecognized compensation cost related to the RSUs, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

The grant date fair value of the RSUs granted was $7.2 million, $12.0 million and $7.1 million for the years ended June 30, 2023, 2022 and 2021, respectively. The aggregate fair market value of the RSUs that vested during the years ended June 30, 2023, 2022 and 2021, was $4.5 million, $6.4 million and $5.8 million, respectively.

Performance Stock Units

The grant date fair value of PSUs granted was $2.4 million, $3.7 million and $1.3 million for the years ended June 30, 2023, 2022 and 2021, respectively. There were no PSUs that vested during the years ended June 30, 2023, 2022 and 2021. As of June 30, 2023, there was $1.5 million of unrecognized compensation cost related to the PSUs, which is expected to be recognized over a weighted average period of 1.6 years.

Market Stock Units

The Compensation Committee approved no MSU grants during the years ended June 30, 2023, 2022 and 2021. As of June 30, 2023, there was no unrecognized compensation cost related to MSUs.

Employee Stock Purchase Plan

Under the Company’s Amended and Restated 2007 Employee Stock Purchase Plan, or ESPP, qualified employees are permitted to purchase the Company’s common stock at 85% of the lower of the fair market value of the common stock on the commencement date of each six month offering period, or the fair market value on the specified purchase date. Employees’ payroll deductions may not exceed 10% of their salaries. Employees may purchase up to 2,500 shares per each six month offering period, provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

The Company estimates the fair value of ESPP shares at the date of grant using the Black‑Scholes option pricing model. The weighted average assumptions were as follows:

Years Ended June 30,
	2023	2022	2021
Risk–free interest rate	4.65% - 5.44%	0.10% - 2.16%	0.04% - 0.10%
Dividend yield	—%	—%	—%
Expected term	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	38.98% - 61.09%	35.49% - 54.33%	36.10% - 65.58%

The risk‑free rate for the expected term of the ESPP option was based on the U.S. Treasury constant maturity rate for each offering period; expected volatility was based on the historical volatility of the Company’s common stock; and the expected term was based upon the offering period of the ESPP.

The Company issued 1.3 million, 1.1 million and 1.2 million shares under the ESPP during fiscal 2023, 2022 and 2021, respectively, at a weighted average purchase price per share of $1.75, $2.51 and $1.90, respectively. As of June 30, 2023, total unrecognized compensation cost related to the ESPP plan was $0.9 million, which the Company expects to recognize over a weighted average period of 0.9 years.

Common Stock Available For Issuance

In November 2022, the number of shares of common stock available for issuance under the Company's 2016 Equity Incentive Plan increased by 4.0 million shares, and increased the number of authorized shares of the Company's common stock that may be issued under its Amended and Restated 2007 Employee Stock Purchase Plan by 2.5 million shares. At June 30, 2023, the Company had 2.7 million shares of common stock reserved for issuance under the stock incentive plans and 4.9 million shares of common stock reserved for issuance under the employee stock purchase plan.
Note 11. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. As of June 30, 2023, the Company owned a 49% interest in the JV, which is reported as an investment in joint venture on the Company’s consolidated balance sheets.

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

The following table shows the reconciliation between the carrying value of the Company's investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	June 30, 2023	June 30, 2022
Carrying value of investment in joint venture	$15,128	$13,879
Deferred intra-entity profit margin	5,737	5,456
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$16,145	$14,615

As of June 30, 2023, the Company’s carrying value of the investment in the JV for the Company's proportional share of the JV's currency translation adjustment was not material. At June 30, 2022, the Company’s carrying value of the investment in the JV was increased for the Company's proportional share of the investee's currency translation adjustment by $1.0 million. No impairment was identified as of June 30, 2023 and June 30, 2022.

Summarized financial information of the JV is as follows (in thousands):

Statement of Operations Data:	Twelve Months Ended March 31, 2023	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Revenue	$109,097	$55,190	$33,054
Gross profit	$21,522	$15,915	$10,578
Net income	$5,280	$422	$1,785
Net income attributable to the Company	$2,572	$241	$872

Summarized Balance Sheet Data:	As of March 31, 2023	As of March 31, 2022
Assets
Current assets	$87,662	$71,730
Non current assets	16,504	21,754
Total assets	$104,166	$93,484
Liabilities and Stockholders' Equity
Current liabilities	$70,189	$61,877
Non current liabilities	398	1,055
Stockholder's equity	33,579	30,552
Total liabilities and stockholders' equity	$104,166	$93,484

The following table shows the activity of the Company’s deferred intra-entity profit margin from sales (in thousands):

	Years Ended June 30,
	2023	2022	2021
Previously deferred intra-entity profit margin from sales - recognized	$(10,436)	$(4,007)	$(2,403)
Intra-entity profit margin from sales - deferred	10,718	7,307	2,713
Total change in deferred intra-entity profit margin from sales	$282	$3,300	$310

Note 12. Income Taxes

Loss before provision for income taxes on the accompanying statements of operations and comprehensive loss included the following components (in thousands):

	Years Ended June 30,
	2023	2022	2021
Domestic	$(17,489)	$(14,092)	$(8,448)
Foreign	10,701	12,090	3,889
Total loss before provision for income taxes	$(6,788)	$(2,002)	$(4,559)

The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	—	25	17
Foreign	2,036	1,535	1,849
Total current	$2,036	$1,560	$1,866
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	456	1,785	(114)
Total deferred	456	1,785	(114)
Total provision for income taxes	$2,492	$3,345	$1,752

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended June 30,
	2023	2022	2021
U.S. federal taxes (benefit):
At federal statutory rate	$(1,426)	$(420)	$(958)
State tax, net of federal benefit	—	25	17
Share-based compensation expense	1,189	592	879
Debt extinguishment	—	—	898
Research and development credits	(1,181)	(415)	(1,278)
Foreign taxes	(164)	(948)	918
Deferred tax on foreign earnings	408	1,730	—
Global intangible low-taxed income	927	2,124	243
Change in valuation allowance	2,546	502	935
Other non-deductible permanent items	193	252	155
Other	—	(97)	(57)
Total provision for income taxes	$2,492	$3,345	$1,752

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets (liabilities) were as follows (in thousands):

	June 30,
	2023	2022
Deferred tax assets:
Federal and state net operating losses	$69,157	$75,450
Accrued expenses and reserves	7,083	7,359
Lease liability	5,401	3,037
Deferred revenue	4,275	5,505
R&D credits	26,425	25,146
Share-based compensation expense	1,367	1,406
Capitalized research and development	13,042	1,440
Unicap	587	489
Fixed assets/intangibles	946	956
Section 163(j) interest	1,702	2,350
Other	245	228
Total deferred tax assets	130,230	123,366
Deferred tax liabilities:
Contract acquisition costs	(1,602)	(1,521)
Right of use assets	(4,941)	(2,517)
Deferred tax on foreign earnings	(1,547)	(1,730)
Total deferred tax liabilities	(8,090)	(5,768)
Valuation allowance	(123,528)	(119,115)
Net deferred tax liabilities	$(1,388)	$(1,517)

As of June 30, 2023, the Company had $294.1 million and $125.1 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2024 for state purposes.

In addition, as of June 30, 2023, the Company had federal and state research and development tax credits of $27.9 million and $22.6 million, respectively. If not utilized, the federal research credits will begin to expire in 2024, the California research credits have no expiration date and the other state research credits will begin to expire in 2024.

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

Certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s United States shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is defined under IRC Section 951A as the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount has been absorbed by net operating losses. The Company has made a policy decision to record GILTI tax as a current-period expense when incurred.

One of the provisions under the Tax Cuts and Jobs Act that became effective in tax years beginning after December 31, 2021 required the capitalization and amortization of research and experimental expenditures. The change in this United States tax law did not have an impact on the Company's consolidated financial statements. The Company will continue to evaluate the impact of this tax law change on future periods.

At June 30, 2023, the Company has $1.5 million of deferred tax liability related to withholding tax expected to be paid on the remittance of unrepatriated distributable reserves in France, Japan and Switzerland. At June 30, 2023, the Company has undistributed earnings of certain foreign subsidiaries of $19.8 million that it has indefinitely invested, and on which it has not recognized deferred taxes.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended June 30,
	2023	2022	2021
Balance at beginning of year	$19,810	$18,765	$16,996
Tax positions related to current year:
Additions	1,692	1,222	1,433
Tax positions related to prior years:
Additions	652	61	786
Reductions	(589)	(238)	(450)
Balance at end of year	$21,565	$19,810	$18,765

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions with respect to legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The reduction in prior year's tax positions primarily relates to lapses of applicable statutes of limitations. The Company anticipates there will be no material changes in uncertain tax positions in the next 12 months. As of June 30, 2023, the amount of gross unrecognized tax benefits was $21.6 million, of which $21.2 million would not affect income tax expense before consideration of any valuation allowance.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2023 and 2022, the Company’s cumulative accrued interest and penalties related to uncertain tax positions, was not material.

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

The Company is also subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other foreign tax authorities, and in some cases the Company has received additional tax assessments which have not been significant. The tax audit in Japan was completed in fiscal year 2023 with a tax assessment of $0.1 million for the 2019 to 2021 fiscal periods. The Company is under the early stages of audit by the Indian tax authorities for the fiscal year 2021.

Note 13. Retirement Plans

Employee Benefit Plan

The Company’s employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax‑deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $2.2 million, $2.3 million and $1.1 million to the 401(k) Plan during the years ended June 30, 2023, 2022 and 2021, respectively.

Defined Benefit Pension Obligation

The Company has established a defined benefit pension plan for its employees in its Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability. The Company uses June 30 as the year‑end measurement date for this plan.

Obligations and Funded Status

The following table presents the funded status of the defined benefit pension plan (in thousands):

	June 30,
	2023	2022
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$17,453	$18,705
Service cost	1,241	1,513
Interest cost	336	75
Plan participants’ contributions	2,486	2,554
Plan amendment	—	(699)
Actuarial (gain) loss	389	(3,460)
Foreign currency changes	1,205	(577)
Settlements	(3,542)	—
Benefit and expense payments	(180)	(658)
Benefit obligation—end of fiscal year	$19,388	$17,453
Change in plan assets:
Plan assets—beginning of fiscal year	$17,350	$14,419
Employer contributions	1,295	1,225
Actual return on plan assets	179	374
Plan participants’ contributions	2,486	2,554
Foreign currency changes	1,173	(564)
Settlements	(3,542)	—
Benefit and expense payments	(180)	(658)
Plan assets—end of fiscal year	$18,761	$17,350
Funded status	$(627)	$(103)
Amounts recognized within the consolidated balance sheets:
Assets	$—	$—
Long-term other liabilities	(627)	(103)
Net amount recognized	$(627)	$(103)

The following table presents the amounts recognized in accumulated other comprehensive loss (before tax) for the defined benefit pension plan (in thousands):

	June 30,
	2023	2022
Net actuarial gain	$2,559	$3,723
Prior service credit	195	224
Accumulated other comprehensive income	$2,754	$3,947

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this defined benefit pension plan where accumulated benefit obligation exceeded the fair value of plan assets (in thousands):

	June 30,
	2023	2022
Projected benefit obligation	$19,388	$17,453
Accumulated benefit obligation	$16,807	$15,546
Fair value of plan assets	$18,761	$17,350

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive loss, before tax, related to the Company’s defined benefit pension plan (in thousands):

	Year ended June 30,
	2023	2022	2021
Net Periodic Benefit Costs:
Service cost	$1,241	$1,513	$1,766
Interest cost	336	75	38
Expected returns on assets	(176)	(144)	(142)
Amortization of prior service cost (credit)	(23)	54	54
Amortization of net gain	(207)	—	—
Gain on settlement	(518)	—	—
Net periodic benefit costs	653	1,498	1,716
Other Amounts Recognized in Other Comprehensive Loss:
Net (gain) loss arising during the year	406	(3,584)	(850)
Prior service cost (credit)	24	(53)	(54)
Amortization of prior service cost (credit)	—	(678)	24
Amortization of net gain	217	—	—
Effect of settlement	546	4	8
Total recognized in other comprehensive (gain) loss	1,193	(4,311)	(872)
Total recognized in net periodic benefit costs and other comprehensive income (loss)	$1,846	$(2,813)	$844

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2024 related to the Company’s defined benefit pension plan are as follows (in thousands):

2023
Net loss	$64
Prior service cost	23
Accumulated other comprehensive income	$87

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long‑term return on assets for the Company’s defined benefit pension plan were as follows:

	Fiscal Years
	2023	2022	2021
Net Periodic Benefit Costs:
Discount rate	1.95%	1.90%	0.40%
Rate of compensation increase	1.75%	1.75%	1.50%
Expected long-term return on assets	1.50%	1.00%	1.00%

The assumptions used to measure the benefit obligation for the Company’s defined benefit pension plan were as follows:

	June 30,
	2023	2022
Benefit Obligation:
Discount rate	1.95%	1.90%
Rate of compensation increase	1.75%	1.75%

Contributions and Future Benefit Payments

The Company made contributions of approximately $1.3 million, $1.2 million and $1.1 million to the defined benefit pension plan during fiscal years 2023, 2022 and 2021, respectively. The Company expects total contributions to the defined benefit pension plan for fiscal year 2024 will be approximately $1.2 million.

Estimated future benefit payments expected to be paid by the defined benefit pension plan at June 30, 2023 are as follows (in thousands):

Year Ending June 30,	Future Benefits
2024	$1,063
2025	1,286
2026	1,112
2027	1,153
2028	1,201
Thereafter	9,152
Total estimated future benefit payments	$14,967

Plan Assets

The plan assets are invested in insurance contracts with Copré Collective Foundation based in Lausanne, Switzerland at the end of fiscal years 2023 and 2022. In fiscal 2023 and 2022, the risks of death and disability are reinsured with Zurich Life Insurance. The Copré Foundation for Occupational Benefits defines and is responsible for the asset strategy and invests the plan assets for the Company. In fiscal 2023 and 2022, the guaranteed interest rate for mandatory retirement savings was 1.5% and 1.0%, respectively. The technical administration and management of the savings account are guaranteed by the Copré Foundation for Occupational Benefits. Insurance benefits due are paid directly to the entitled persons by the Copré Foundation for Occupational Benefits. Accuray International Sàrl has committed itself to pay the annual contributions and costs due under the pension fund regulations.

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

Note 14. Segment Disclosure

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

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by geographic region, as the Company believes this best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. The Company reports its customer revenues in four geographic regions: the Americas, EIMEA, Asia Pacific and Japan. The Americas region primarily includes the United States, Canada, and Latin America. The EIMEA region includes Europe, India, the Middle East and Africa. The Asia Pacific region consists of Asia, Australia and New Zealand.

Additionally, the Company typically recognizes revenue at a point in time for product revenue and recognizes revenue over time for service revenue. Revenues attributed to a country or region are based on the shipping addresses of the Company’s customers.

The following summarizes revenue by geographic region (in thousands):

	Years ended June 30,
	2023	2022	2021
Americas	$122,335	$126,005	$105,878
EIMEA	155,879	134,640	121,568
China	75,762	86,935	79,782
Japan	61,962	53,376	62,636
Asia Pacific, excluding China	31,667	28,953	26,425
Total revenues	$447,605	$429,909	$396,289

The following summarizes countries that represent more than ten percent of the Company’s revenues (in thousands):

	Years ended June 30,
	2023	2022	2021
United States	24%	26%	25%
China	17%	20%	20%
Japan	14%	12%	16%
Rest of world	45%	42%	39%
Total revenues	100%	100%	100%

Disaggregation of Property and Equipment, Net

Information regarding geographic areas in which the Company has property and equipment, net is as follows (in thousands):

	June 30, 2023	June 30, 2022
Americas	$20,065	$11,251
EIMEA	177	228
Asia Pacific, excluding China	202	272
Japan	122	265
China	360	669
Total property and equipment, net	$20,926	$12,685

Property and equipment, net in the Americas region is located in the United States.

Note 15. Subsequent Events

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

None.

Item 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act) as of June 30, 2023.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2023.

The effectiveness of our internal control over financial reporting as of June 30, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

(c)
Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the fourth quarter of fiscal 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2023, and our report dated September 7, 2023 expressed an unqualified opinion on those financial statements.

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

September 7, 2023

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The information in our 2023 Proxy Statement regarding directors and executive officers appearing under the headings “Proposal One—Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” is incorporated herein by reference.

In addition, the information in our 2023 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading “Corporate Governance and Board of Directors Matters” is incorporated herein by reference.

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Item 11. EXECUTIVE COMPENSATION

The information in our 2023 Proxy Statement appearing under the headings “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Non‑Employee Directors” and “Corporate Governance and Board of Directors Matters—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2023 Proxy Statement appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2023 Proxy Statement appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance and Board of Directors Matters—Director Independence” is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in our 2023 Proxy Statement appearing under the headings “Proposal Five—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non‑Audit Services” and “Proposal
Five—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre‑Approval Policies and Procedures” is incorporated herein by reference.

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

3.
Exhibits

The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33301	3.1	02/06/2013
3.2	Amended and Restated Bylaws of Registrant.	8‑K	001‑33301	3.1	03/23/2015
4.1	Indenture between Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of August 7, 2017.	8-K	001-33301	4.1	08/08/2017
4.2	Form of Common Stock Certificate.	S‑1/A	333‑138622	4.3	02/05/2007
4.3	Form of 3.75% Convertible Senior Note due 2022 (included in Exhibit 4.3).	8-K	001-33301	4.1	08/08/2017
4.4	First Supplemental Indenture, dated as of December 4, 2017, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-33301	4.1	12/04/2017
4.5	Indenture, dated as of May 13, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-33301	4.1	05/18/2021
4.6	Form of 3.75% Convertible Senior Note due 2026 (included in Exhibit 4.7)	8-K	001-33301	4.1	05/18/2021
4.7	Description of the Registrant’s Securities					X
10.1	Office Lease between Old Sauk Trails Park Limited Partnership and TomoTherapy Incorporated, dated October 22, 2001.					X
10.2	First Amendment to Lease between Old Sauk Trails Park Limited Partnership and TomoTherapy Incorporated, dated May 1, 2004.					X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.3	Second Amendment to Lease between Old Sauk Trails Park Limited Partnership and Accuray, Inc FKA TomoTherapy, Inc., dated October 19, 2016.					X
10.4	Third Amendment to Lease between Old Sauk Trails Park Limited Partnership and Accuray Incorporated, dated March 27, 2020.					X
10.5	Fourth Amendment to Lease Deming Way Property Group LLC and Accuray Incorporated, dated August 19, 2022.					X
10.6	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	S‑1	333‑138622	10.4	11/13/2006
10.7*	Accuray Incorporated 2007 Incentive Award Plan.	10‑K	001‑33301	10.8	09/19/2011
10.8*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.	8‑K	001‑33301	99.2	09/02/2014
10.9*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	8‑K	001‑33301	99.1	09/02/2014
10.10*	Form of Stock Option Grant Notice and Stock Option Agreement.	8‑K	001‑33301	99.3	11/23/2011
10.11*	Form of 2016 Market Stock Unit Grant Notice and Award Agreement.	8‑K	001‑33301	99.1	10/02/2015
10.12*	Accuray Incorporated Amended and Restated 2016 Equity Incentive Plan and forms of award agreements thereunder.	8‑K	001‑33301	10.1	11/16/2022
10.13*	Amended and Restated 2007 Employee Stock Purchase Plan.	8-K	001-33301	10.2	11/16/2022
10.14*	Accuray Incorporated Company Bonus Plan.	10‑Q	001‑33301	10.6	11/06/2018
10.15*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Patrick Spine.	S-8	333-224547	99.1	04/30/2018
10.16*	Form of Accuray Incorporated Stand-Alone Inducement Performance Unit Agreement for Patrick Spine.	S-8	333-224547	99.2	04/30/2018
10.17*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Patrick Spine.	S-8	333-224547	99.3	04/30/2018
10.18*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Suzanne Winter.	S-8	333-234412	99.1	10/31/2019
10.19*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Suzanne Winter.	S-8	333-234412	99.2	10/31/2019
10.20*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Jim Dennison.	S-8	333-251038	99.4	11/30/2021
10.21*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Jim Dennison.	S-8	333-251038	99.5	11/30/2021
10.22*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Sandeep Chalke.	S-8	333-265330	99.1	05/31/2022

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.23*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Sandeep Chalke.	S-8	333-265330	99.2	05/31/2022
10.24*	TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	S‑8	333‑174952	99.1	06/17/2011
10.25*	TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	S‑8	333‑174952	99.2	06/17/2011
10.26*	TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	S‑8	333‑174952	99.3	06/17/2011
10.27*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	10‑Q	001‑33301	10.7	05/10/2011
10.28*	Executive Employment Agreement by and Between Registrant and Patrick Spine, dated January 1, 2021.	10-Q	001-33301	10.3	02/01/2021
10.29*	Executive Employment Agreement by and Between Registrant and Jesse Chew, dated January 1, 2023.	10-Q	001-33301	10.3	05/08/2023
10.30*	Executive Employment Agreement by and Between Registrant and Suzanne Winter, dated January 1, 2023	10-Q	001-33301	10.1	05/08/2023
10.31*	Executive Employment Agreement by and between Registrant and Michael Hoge, dated January 1, 2023.	10-Q	001-33301	10.4	05/08/2023
10.32*	Executive Employment Agreement by and between Registrant and Ali Pervaiz, dated January 1, 2023.	10-Q	001-33301	10.2	05/08/2023
10.33*	Executive Employment Agreement by and between Registrant and Sandeep Chalke, dated May 2, 2022.	10-K	001-33301	10.46	8/17/2023
10.34	Credit Agreement among the Registrant, as the Borrower, the several lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, lead arranger, issuing lender and swingline lender, dated as of May 6, 2021.	10-K	001-33301	10.56	08/17/2021
10.35	First Amendment to Credit Agreement among Registrant, as the Borrower, the several banks and other financial institutions or entities party hereto, and Silicon Valley Bank, as administrative agent, issuing lender and swingline lender, dated as of October 28, 2022.	10-Q	001-33301	10.1	2/2/2023
10.36	Form of Exchange Agreement, dated as of May 6, 2021, between the Registrant and each signatory thereto.	8-K	001-33301	10.1	05/12/2021
10.37	Form of Subscription Agreement, dated as of May 6, 2021, between the Registrant and each signatory thereto.	8-K	001-33301	10.2	05/12/2021
21.1	List of subsidiaries.					X
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
24.1	Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10‑K).					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Madison, State of Wisconsin, on September 7, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ Suzanne Winter Suzanne Winter	President, Chief Executive Officer and Director (Principal Executive Officer)	September 7, 2023

/s/ Ali Pervaiz Ali Pervaiz	Chief Financial Officer (Principal Financial Officer)	September 7, 2023

/s/ Gina Corradetti Gina Corradetti	Chief Accounting Officer and Controller (Principal Accounting Officer)	September 7, 2023

/s/ Joseph E. Whitters Joseph E. Whitters	Chairperson of the Board and Director	September 7, 2023

Robert C. Kill	Director

/s/ Byron C. Scott Byron C. Scott	Director	September 7, 2023

/s/ Beverly A. Huss Beverly A. Huss	Director	September 7, 2023

/s/ Anne B. Le Grand	Director	September 7, 2023
Anne B. Le Grand

/s/ James M. Hindman James M. Hindman	Director	September 7, 2023

Mika Nishimura	Director