Form 10-Q
period 2023-09-30
ACCURAY INC
filed 2023-11-07
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33301

ACCURAY INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	20-8370041
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1240 Deming Way

Madison, Wisconsin 53717

(Address of Principal Executive Offices Including Zip Code)

(608) 824-2800

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

As of November 1, 2023, there were 97,072,183 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	September 30, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$76,918	$89,402
Restricted cash	524	524
Accounts receivable, net of allowance for credit losses of $2,969 and $3,079 as of September 30, 2023, and June 30, 2023, respectively (a)	77,370	74,777
Inventories	149,977	145,150
Prepaid expenses and other current assets (b)	28,798	27,612
Deferred cost of revenue	560	568
Total current assets	334,147	338,033
Property and equipment, net	24,963	20,926
Investment in joint venture	13,121	15,128
Operating lease right-of-use assets, net	24,378	25,853
Goodwill	57,656	57,681
Intangible assets, net	163	210
Restricted cash	1,249	1,276
Other assets	21,153	20,107
Total assets	$476,830	$479,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,877	$33,739
Accrued compensation	26,496	23,793
Operating lease liabilities, current	6,077	4,151
Other accrued liabilities	36,634	38,271
Customer advances	19,372	20,777
Deferred revenue	71,764	72,185
Short-term debt	6,229	5,721
Total current liabilities	201,449	198,637
Long-term liabilities:
Operating lease liabilities, non-current	22,806	23,602
Long-term other liabilities	4,900	4,675
Deferred revenue, non-current	26,939	27,079
Long-term debt	169,792	171,562
Total liabilities	425,886	425,555
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of September 30, 2023, and June 30, 2023, respectively; issued and outstanding: 96,726,843 and 96,534,609 shares at September 30, 2023, and June 30, 2023, respectively	97	97
Additional paid-in-capital	557,668	555,276
Accumulated other comprehensive income (loss)	(1,716)	422
Accumulated deficit	(505,105)	(502,136)
Total stockholders' equity	50,944	53,659
Total liabilities and stockholders' equity	$476,830	$479,214

(a)
Includes accounts receivable from the joint venture, an equity method investment, of $21,794 and $10,304 at September 30, 2023, and June 30, 2023, respectively. See Note 13.
(b)
Includes other receivables from the joint venture, an equity method investment, of $132 and $100 at September 30, 2023, and June 30, 2023, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2023	2022
Net revenue:
Products (a)	$53,350	$44,623
Services (b)	50,542	51,870
Total net revenue	103,892	96,493
Cost of revenue:
Cost of products	35,699	28,850
Cost of services	28,700	33,046
Total cost of revenue (c)	64,399	61,896
Gross profit	39,493	34,597
Operating expenses:
Research and development (d)	14,013	14,092
Selling and marketing	10,244	10,795
General and administrative	13,023	11,892
Total operating expenses	37,280	36,779
Income (loss) from operations	2,213	(2,182)
Income (loss) from equity method investment, net	431	(368)
Other expense, net	(3,681)	(2,558)
Loss before provision for income taxes	(1,037)	(5,108)
Provision for income taxes	1,932	341
Net loss	$(2,969)	$(5,449)
Net loss per share - basic and diluted	$(0.03)	$(0.06)
Weighted average common shares used in computing net loss per share:
Basic and diluted	96,555	93,529
Net loss	$(2,969)	$(5,449)
Foreign currency translation adjustment	(2,138)	(3,655)
Comprehensive loss	$(5,107)	$(9,104)

(a)
Includes sales of products to the joint venture, an equity method investment, of $21,952 and $8,869 during the three months ended September 30, 2023 and 2022, respectively. See Note 13.
(b)
Includes sales of services to the joint venture, an equity method investment, of $2,854 and $2,957 during the three months ended September 30, 2023 and 2022, respectively, See Note 13.
(c)
Includes cost of revenue from sales to the joint venture, an equity method investment, of $15,271 and $5,907 during the three months ended September 30, 2023 and 2022, respectively.
(d)
Includes charge backs to the joint venture, an equity method investment, related to research and development of $132 and $779 during the three months ended September 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2023	96,535	$97	$555,276	$422	$(502,136)	$53,659
Issuance of common stock to employees	192	—	—	—	—	—
Share-based compensation	—	—	2,392	—	—	2,392
Net loss	—	—	—	—	(2,969)	(2,969)
Foreign currency translation adjustment	—	—	—	(2,138)	—	(2,138)
Balance at September 30, 2023	96,727	$97	$557,668	$(1,716)	$(505,105)	$50,944

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at June 30, 2022	93,500	$94	$543,211	$2,406	$(492,522)	$53,189
Issuance of common stock to employees	279	—	—	—	—	—
Share-based compensation	—	—	2,906	—	—	2,906
Net loss	—	—	—	—	(5,449)	(5,449)
Foreign currency translation adjustment	—	—	—	(3,655)	—	(3,655)
Balance at September 30, 2022	93,779	$94	$546,117	$(1,249)	$(497,971)	$46,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(2,969)	$(5,449)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,251	1,176
Share-based compensation	2,392	2,916
Amortization of debt issuance costs	238	219
Recovery of provision from credit losses	(100)	(23)
Provision for write-down of inventories	1,395	769
Loss on disposal of property and equipment	5	2
(Income) loss on equity method investment	(431)	368
Deferral of equity method investment intra-entity profit margin from sales	1,576	39
Changes in assets and liabilities:
Accounts receivable	(5,197)	15,466
Inventories	(8,917)	(12,355)
Prepaid expenses and other assets	(2,428)	(2,183)
Deferred cost of revenue	8	1,298
Accounts payable	2,756	2,371
Operating lease liabilities, net of operating lease right-of-use assets	11	(25)
Accrued liabilities	2,051	1,851
Customer advances	(1,301)	(6,874)
Deferred revenues	1,069	480
Net cash (used in) provided by operating activities	(8,591)	46
Cash flows from investing activities
Purchases of property and equipment	(1,092)	(1,272)
Net cash used in investing activities	(1,092)	(1,272)
Cash flows from financing activities
Paydown under Term Loan Facility	(1,500)	(1,500)
Repayments of convertible notes	-	(2,865)
Net cash used in financing activities	(1,500)	(4,365)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,328)	(2,173)
Net decrease in cash, cash equivalents and restricted cash	(12,511)	(7,764)
Cash, cash equivalents and restricted cash at beginning of period	91,202	90,154
Cash, cash equivalents and restricted cash at end of period	$78,691	$82,390
Supplemental non-cash disclosure:
Transfers from inventory to property and equipment	$1,591	$-
Leasehold improvement from lease incentive	$2,593	$-
Unpaid purchase of property and equipment	$393	$77

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. The Company and its Significant Accounting Policies

The Company

Accuray Incorporated (together with its subsidiaries, the “Company” or “Accuray”) designs, develops and sells advanced radiosurgery and radiation therapy systems for the treatment of tumors throughout the body. The Company is incorporated in Delaware and its headquarters are located in Madison, Wisconsin. The Company has primary offices in the United States, Switzerland, China, Hong Kong, and Japan, and conducts its business worldwide.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2023, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on September 7, 2023.

Reclassifications

Certain amounts on the unaudited condensed consolidated statements of cash flows and statements of stockholders' equity in prior periods have been reclassified to conform to current year presentation.

Risks and Uncertainties

The Company is subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, rising inflation; actions taken to counter inflation, including rising interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets, the effects of the COVID-19 pandemic; geopolitical concerns, such as the Russia-Ukraine and Israel-Hamas conflicts and increasing tension between China and the U.S., including with respect to Taiwan; and other factors that may emerge. The Company is also continuing to navigate supply chain and inflation challenges, and adverse foreign currency exchange rate fluctuations, all of which continues to be a significant headwind that affects the Company’s results of operations.

The Company expects that the business of its customers and its own business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. Ongoing supply chain challenges and logistics costs have adversely affected the Company's gross margins and net income or loss, and the Company’s current expectations are that gross margins and net income or loss will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of fiscal year 2024, if not longer. Furthermore, certain parts required for the manufacturing and servicing of the Company's products, such as electronic components, are scarce and becoming increasingly difficult to source, even at increased prices. If such parts become unavailable to the Company, it would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss). The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity, however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time. The Company’s past results may not be indicative of its future performance, and historical trends, including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by geopolitical and macroeconomic conditions. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. The Company, however, is unable to predict with certainty the impact of geopolitical and macroeconomic conditions, including its effect on global supply chain and logistics, will have on its ability to maintain compliance with the debt covenants contained in the credit agreement related to its Credit Facilities, including financial covenants regarding the consolidated fixed charge coverage ratio and consolidated senior net leverage ratio. The Company was in compliance with such covenants at September 30, 2023. Failing to comply with these covenants could adversely affect the Company’s ability to finance its future operations or capital needs, withstand a future downturn in its business or the economy in general, engage in business activities, including future opportunities that may be in its interest, and plan for or react to market conditions or otherwise execute its business strategies. The Company’s ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on its future operating performance. In addition, because substantially all of the Company’s assets are pledged as a security under the Credit Facilities, if the Company is not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by the Company’s lenders. Failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or amendments to the credit agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendments and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company. Actual results could differ materially from those estimates.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the three months ended September 30, 2023, compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

Changes in the contract assets and liabilities are as follows (dollars in thousands):

			Change
	September 30, 2023	June 30, 2023	$	%
Contract Assets:
Unbilled accounts receivable – current (1)	$13,805	$9,847	3,958	40%
Interest receivable – current (2)	382	379	3	1%
Long-term accounts receivable (3)	5,052	4,734	318	7%
Interest receivable – non-current (3)	611	673	(62)	(9%)
Contract Liabilities:
Customer advances	19,372	20,777	(1,405)	(7%)
Deferred revenue – current	71,764	72,185	(421)	(1%)
Deferred revenue – non-current	26,939	27,079	(140)	(1%)

(1)
Included in accounts receivable on the unaudited condensed consolidated balance sheets.
(2)
Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
(3)
Included in other assets on the unaudited condensed consolidated balance sheets.

During the three months ended September 30, 2023, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. During the three months ended September 30, 2023, contract liabilities changed due to changes in the timing of revenue recognition as a result of changes in shipping timing, transaction price, reduced customer deposits for system sales and for which the warranty was deferred.

During the three months ended September 30, 2023, the Company recognized revenue of $30.0 million which was included in the deferred revenue balances at June 30, 2023. During the three months ended September 30, 2022, the Company recognized revenue of $34.9 million which was included in the deferred revenue balances at June 30, 2022.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of September 30, 2023, total remaining performance obligations amounted to $1,034.4 million. Of this total amount, $68.2 million related to long-term warranty and non-cancellable post-warranty services, which is the estimated revenue expected to be recognized over the remaining service period and warranty period for systems that have been delivered (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's remaining performance obligations related to long-term warranty and non-cancellable post-warranty services as of September 30, 2023 (in thousands):

	Fiscal years of revenue recognition
	2024	2025	2026	Thereafter
Long-term warranty and non-cancellable post-warranty services	$22,445	$23,665	$14,438	$7,691

For the remaining $966.2 million of performance obligations (i.e., open systems sales, upgrades, training and other miscellaneous items), the Company estimates 28% to 31% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. The Company anticipates a portion of its open contracts may never result in revenue recognition primarily due to the long sales cycle and factors outside of its control, including changes to its customers' needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. Based on historical experience and management's best estimate, approximately 20% of the Company’s $915.4 million open system sales contracts as of September 30, 2023, may never result in revenue.

Capitalized Contract Costs

As of September 30, 2023, and June 30, 2023, the balance of capitalized costs to obtain a contract was $11.4 million and $11.0 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the unaudited condensed consolidated balance sheets.

The Company did not incur any capitalized contract impairment losses during the three months ended September 30, 2023, and recorded $0.2 million in capitalized contract impairment losses during September 30, 2022. The Company recognized expenses related to the amortization of the capitalized contract costs of $0.9 million for both the three months ended September 30, 2023 and 2022, respectively.

Note 3. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s balance sheets. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year are included in other assets on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of a customer at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new orders and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non‑payment. The Company performs an assessment each quarter of the allowance for credit losses related to its financing receivables.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	September 30, 2023	June 30, 2023
Financing receivables	$4,870	$5,854
Allowance for credit losses	(798)	(798)
Total, net	$4,072	$5,056
Reported as:
Current	$1,713	$2,016
Non-current	2,359	3,040
Total, net	$4,072	$5,056

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Raw materials	$64,889	$62,945
Work-in-process	11,028	17,469
Finished goods	74,060	64,736
Inventories	$149,977	$145,150

The Company's inventories on the unaudited condensed consolidated balance sheets are net of reserves.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Value added tax receivables	$10,445	$11,718
Prepaid commissions	5,791	5,866
Capitalized contract costs	1,793	1,782
Other prepaid assets	7,929	5,763
Other current assets	2,840	2,483
Total prepaid and other current assets	$28,798	$27,612

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Furniture and fixtures	$1,636	$1,581
Computer and office equipment	7,790	7,798
Software	12,887	5,191
Leasehold improvements	33,774	26,641
Machinery and equipment	44,479	44,779
Construction in progress	3,821	13,499
	104,387	99,489
Less: Accumulated depreciation	(79,424)	(78,563)
Property and equipment, net	$24,963	$20,926

At September 30, 2023, software includes $7.7 million in capitalized costs for the completed transition of the Company's new enterprise resource planning system in August 2023. The Company will depreciate the enterprise resource planning system over five years. Depreciation expense related to property and equipment was $1.2 million and $1.1 million during the three months ended September 30, 2023 and 2022, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Capitalized contract costs	$9,642	$9,244
Long-term accounts receivable	5,052	4,734
Capitalized software costs to be sold	3,185	2,853
Other long-term assets	3,274	3,276
Total other assets	$21,153	$20,107

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Value added tax liabilities	$12,515	$12,368
Commissions due to third parties	6,685	10,499
Refunds due to customers	4,534	3,364
Accrued consulting	1,104	2,599
Accrued royalties	2,884	2,398
Income tax payable	1,431	900
Other liabilities	7,481	6,143
Total other accrued liabilities	$36,634	$38,271

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

The components of accumulated other comprehensive income (loss) in the stockholders' equity section of the Company’s unaudited condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2023	June 30, 2023
Cumulative foreign currency translation adjustment	$(4,470)	$(2,332)
Defined benefit pension obligation	2,754	2,754
Accumulated other comprehensive income (loss)	$(1,716)	$422

Statements of Operations

Other expense, net, consisted of the following (in thousands):

	Three Months Ended September 30,
	2023	2022
Interest expense	$(2,922)	$(2,262)
Foreign currency exchange loss	(956)	(251)
Other, net	197	(45)
Total other expense, net	$(3,681)	$(2,558)

Note 4. Leases

The Company has operating leases for corporate offices and warehouse facilities worldwide. Additionally, the Company leases cars, copy machines and laptops that are considered operating leases. Some of the Company’s leases are non-cancellable operating lease agreements with various expiration dates through June 2035. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore, are not factored into the determination of lease payments.

Operating lease costs were $2.6 million and $2.3 million during the three months ended September 30, 2023 and 2022, respectively, not including short-term operating lease costs of $0.1 million and $0.1 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $2.5 million and $2.2 million during the three months ended September 30, 2023 and 2022, respectively.

Operating lease right-of-use assets and operating lease liabilities consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Operating lease right-of-use assets
Balance at the beginning of period	$25,853	$16,798
Lease assets added	462	17,157
Amortization for the year	(1,937)	(8,102)
Balance at the end of period	$24,378	$25,853

Operating lease liabilities
Balance at the beginning of period	$27,753	$19,020
Lease liabilities added	2,926	16,834
Repayment and interest accretion	(1,796)	(8,101)
Balance at the end of period	$28,883	$27,753

Current portion of operating lease liabilities	$6,077	$4,151
Non-current portion of operating lease liabilities	22,806	23,602

Maturities of operating lease liabilities as of September 30, 2023, are presented in the table below (dollars in thousands):

Amount
2024 (remaining nine months)	$4,342
2025	5,757
2026	3,762
2027	3,654
2028	3,349
Thereafter	23,306
Total operating lease payments	44,170
Less: imputed interest	(15,287)
Present value of operating lease liabilities	$28,883
Weighted average remaining lease term (in years)	9.1
Weighted average discount rate	9.7%

Note 5. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Balance at the beginning of the period	$57,681	$57,840
Currency translation	(25)	(159)
Balance at the end of the period	$57,656	$57,681

The Company performed its annual goodwill impairment test in the second quarter of fiscal year 2023, and determined that there was no impairment to goodwill. The Company did not identify any triggering events that would indicate a potential impairment of its goodwill as of September 30, 2023. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Purchased Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, consisted of the following (in thousands):

	September 30, 2023			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Patent license	$1,000	$(929)	$71	$1,000	$(893)	$107
Other intangibles	132	(40)	92	132	(29)	103
Total intangible assets	$1,132	$(969)	$163	$1,132	$(922)	$210

The Company did not identify any triggering events that would indicate a potential impairment of its definite-lived intangible and long-lived assets as of September 30, 2023.

The estimated future amortization expense of acquired intangible assets, net, as of September 30, 2023, is as follows (in thousands):

Amount
2024 (remaining nine months)	$104
2025	44
2026	15
Total estimated future amortization expense	$163

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

The notional amount of the Company's outstanding forward currency exchange contracts consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Swiss Franc	$30,679	$26,867
Chinese Yuan	4,054	249
Euro	11,618	17,885
British Pound	—	516
Indian Rupee	3,261	3,539
Japanese Yen	9,919	12,492
Total outstanding forward currency exchange contracts	$59,531	$61,548

Gains and losses on the Company's foreign currency forward contracts are recorded in Other expense, net, on the Company's unaudited condensed consolidated statements of operations. The following table provides information about the gain or loss associated with the Company’s derivative financial instruments not designated as hedging instruments (in thousands):

	Three Months Ended September 30,
	2023	2022
Foreign currency exchange gain (loss) on forward contracts	$(818)	$398

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

Assets and Liabilities That Are Measured at Fair Value

As of September 30, 2023, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated or notional value of $59.5 million. The fair value of the underlying currency, based upon the September 30, 2023 exchange rate, was $59.4 million, which it considers to be a Level 2 fair value measurement.

As of June 30, 2023, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated or notional value of $61.5 million. The fair value of the underlying currency, based upon the June 30, 2023 exchange rate, was $61.2 million, which it considers to be a Level 2 fair value measurement.

The Company’s convertible debt is measured on a recurring basis using Level 2 based upon observable inputs. The Company's Revolving Credit Facility and Term Loan Facility (as defined in Note 9) collectively (the “Credit Facilities”) reflect the bank quoted market rates, which the Company considers to be a Level 2 fair value measurement. The Company believes that the carrying value of the Credit Facilities approximates its estimated fair value based on the effective interest rate, compared to the current market rate available to the Company at quarter-end.

The table below summarizes the carrying value and estimated fair value of the 3.75% Convertible Senior Notes due 2026, Term Loan Facility, and the Revolving Credit Facility (in thousands):

	September 30, 2023		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes due 2026	98,335	$90,122	$98,189	$98,265
Term Loan Facility	67,686	67,686	69,094	69,094
Revolving Credit Facility	10,000	10,000	10,000	10,000
Total	$176,021	$167,808	$177,283	$177,359

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2023.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers, agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2023.

Guarantees

As of September 30, 2023 and June 30, 2023, the Company had various bank guarantees totaling $1.2 million and $1.3 million, respectively, primarily related to bidding processes with customers.

Royalty Agreement

The Company enters into software license agreements with third parties that require royalty payments for each license used. In connection with such agreements, the Company recorded royalty costs of $0.5 million and $0.5 million during the three months ended September 30, 2023 and 2022, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had approximately $2.9 million and $2.4 million in accrued royalty payments as of September 30, 2023, and June 30, 2023, respectively, related to royalty agreements.

Note 9. Debt

3.75% Convertible Senior Notes due June 2026

In May 2021, the Company issued $100.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due June 2026 (the “3.75% Convertible Notes due 2026”) under an indenture agreement between the Company and The Bank of New York Mellon

Trust Company, N.A., as trustee. As of September 30, 2023, the if-converted value of its 3.75% Convertible Notes due 2026 did not exceed the outstanding principal amount.

Credit Facilities

As of September 30, 2023, $10.0 million of aggregate principal amount was outstanding under the Company's $40.0 million revolving credit facility (the “Revolving Credit Facility”), $68.5 million aggregate principal amount was outstanding under the Company's five-year $80.0 million term loan (the “Term Loan Facility”), and $0.8 million of associated unamortized debt costs. As of June 30, 2023, $10.0 million of aggregate principal amount was outstanding under the Revolving Credit Facility, $70.0 million aggregate principal amount was outstanding under the Term Loan Facility, and $0.9 million of associated unamortized debt costs.

In fiscal year 2024, interest on the borrowings under the Credit Facilities is payable in arrears on the applicable interest payment date, at an annual interest rate of reserve-adjusted, 90-day term Secured Overnight Financing Rate (subject to a 0.50% floor) plus a margin between 2.50% and 3.25% margin, determined by the Consolidated Senior Net Leverage Ratio (as defined in the credit agreement governing the Credit Facilities, (the “Credit Agreement”). During the three months ended September 30, 2023, the weighted average effective interest rate on both the Term Loan Facility and Revolving Credit Facility was approximately 8.3%.

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

The Credit Agreement contains restrictions and covenants applicable to the Company and its subsidiaries. Among other requirements, the Company may not permit the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the Credit Agreement or the consolidated senior net leverage ratio to be greater than a certain specified ratio for each fiscal quarter during the term of the Credit Agreement. As of September 30, 2023, the Company was in compliance with its covenants under the Credit Agreement.

The following table presents the carrying value of the 3.75% Convertible Notes due 2026, the Term Loan Facility and the Revolving Credit Facility (in thousands):

	September 30, 2023			June 30, 2023
	Principal Amount	Unamortized Debt Costs	Net Carrying Amount	Principal Amount	Unamortized Debt Costs	Net Carrying Amount
3.75% Convertible Senior Notes due 2026	$100,000	$(1,665)	$98,335	$100,000	$(1,811)	$98,189
Term Loan Facility	68,500	(814)	67,686	70,000	(906)	69,094
Revolving Credit Facility	10,000	—	10,000	10,000	—	10,000
Total debt	$178,500	$(2,479)	$176,021	$180,000	$(2,717)	$177,283
Reported as:
Short-term debt			$6,229			$5,721
Long-term debt			169,792			171,562
Total debt			$176,021			$177,283

A summary of interest expense on the Notes, the Revolving Credit Facility, and the Term Loan Facility is as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Interest expense related to contractual interest coupon	$2,669	$2,032
Interest expense related to amortization of debt issuance costs	238	$219
Total	$2,907	$2,251

Note 10. Stock Incentive Plan and Employee Stock Purchase Plan

The following table presents details of share-based compensation expenses, by functional line item, noted within the Company's operating expenses (in thousands):

	Three Months Ended September 30,
	2023	2022
Cost of revenue	$236	$366
Research and development	401	368
Selling and marketing	408	486
General and administrative	1,347	1,696
Total share-based compensation	$2,392	$2,916

Note 11. Net Loss Per Common Share

The Company reports both basic and diluted net loss per share, which is based on the weighted average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except for per share amounts):

	Three Months Ended September 30,
	2023	2022
Numerator:
Net loss	$(2,969)	$(5,449)
Denominator:
Weighted average shares outstanding - basic and diluted	96,555	93,529
Basic and diluted net loss per share	$(0.03)	$(0.06)
Anti-dilutive share-based awards, excluded	12,673	12,371

The potentially dilutive shares of the Company’s common stock are excluded from the computation of diluted net loss per share when their effect would have been anti‑dilutive. Additionally, the outstanding 3.75% Convertible Notes due 2026 are included in the calculation of diluted net loss per share only if their inclusion is dilutive for periods during which the 3.75% Convertible Notes due 2026 were outstanding. The shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes due 2026 as of three months ended September 30, 2023 and 2022 totaled approximately 17.1 million shares and were not included in the basic and diluted net loss per common share as the effect of adding the shares were anti-dilutive.

Note 12. Segment Information

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

The following summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2023	2022
Americas	$20,557	$27,285
EIMEA	39,533	36,746
China	26,215	13,000
Japan	12,592	11,488
Asia Pacific, excluding China	4,995	7,974
Total	$103,892	$96,493

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived assets, which consists of property, plant and equipment, net, and operating lease right-of-use assets are as follows (in thousands):

	September 30,	June 30,
	2023	2023
Americas	$44,317	$41,569
EIMEA	2,621	3,074
China	1,056	501
Japan	913	1,096
Asia Pacific, excluding China	434	539
Total	$49,341	$46,779

Note 13. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. As of September 30, 2023, the Company owned a 49% interest in the JV, which is reported as an investment in joint venture on the Company’s unaudited condensed consolidated balance sheets.

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

The following table shows the reconciliation between the carrying value of the Company's investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	September 30, 2023	June 30, 2023
Carrying value of investment in joint venture	$13,121	$15,128
Deferred intra-entity profit margin	7,314	5,737
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$15,715	$16,145

As of September 30, 2023, the Company’s carrying value of the investment in the JV was decreased for the Company's proportional share of the JV's currency translation adjustment by $0.9 million. As of June 30, 2023, the Company’s carrying value of the investment in the JV for the Company's proportional share of the JV's currency translation adjustment was not material.

Summarized financial information of the JV is as follows (in thousands):

	Three Months Ended June 30,
Statement of Operations Data:	2023	2022
Revenue	$31,855	$26,740
Gross profit	5,813	4,596
Net income (loss)	879	(752)
Net income (loss) attributable to the Company	431	(368)

Summarized Balance Sheet Data:	As of June 30, 2023	As of June 30, 2022
Assets
Current assets	$76,394	$72,241
Non-current assets	14,345	19,701
Total assets	$90,739	$91,942
Liabilities and Stockholders' Equity
Current liabilities	$57,898	$63,006
Non-current liabilities	227	862
Stockholders' equity	32,614	28,074
Total liabilities and stockholders' equity	$90,739	$91,942

The following table shows the activity of the Company’s deferred intra-entity profit margin from sales (in thousands):

	Three Months Ended September 30,
	2023	2022
Previously deferred intra-entity profit margin from sales - recognized	$(1,585)	$(2,348)
Intra-entity profit margin from sales - deferred	3,161	2,387
Total change in deferred intra-entity profit margin from sales	$1,576	$39

Note 14. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income tax expense of $1.9 million and $0.3 million during the three months ended September 30, 2023 and 2022, respectively, primarily related to foreign taxes.

Starting in fiscal year 2019, certain income earned by controlling foreign corporations (“CFCs”) must be included in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is defined under IRC Section 951A as the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount is expected to be fully absorbed by net operating losses carryforward and is not expected to cause the Company to be in a U.S. taxable income position for fiscal year 2024.

There is no material impact on the Company’s unaudited condensed consolidated financial statements for fiscal year 2024 relating to the change in U.S. tax law that requires capitalization and amortization of research and experimental expenditures incurred after July 1, 2022 which has been fully offset by pre-2018 net operating loss carryforwards. The Company will continue to evaluate the impact of this tax law change on future periods.

As of September 30, 2023, the Company’s gross unrecognized tax benefits were $21.6 million, of which $21.2 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Interest and penalties accrued on unrecognized tax benefits and are recorded as a component of income tax expense.

Note 15. Subsequent Events

On October 25, 2023, the Company informed affected employees of a cost savings initiative to reduce operating expenses resulting in the elimination of approximately 5.9 percent of the Company’s global workforce. The Company estimates the total cost of this initiative to be approximately $2.5 million, which is expected to be recorded in the second quarter of fiscal year 2024. The Company expects to substantially complete the cost savings initiative in the second quarter of fiscal year 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2023, and results of operations for the three months ended September 30, 2023 and 2022 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; expectations regarding our cost savings initiatives, including our reduction in our global workforce and any related costs; our expectations regarding backlog and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; expectations regarding our strategy in China and our China joint venture as well as its expected impact on our business; expectations regarding our new enterprise resource planning system, SAP; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the global macroeconomic conditions and the COVID-19 pandemic on our financial results and business as well as the business of our customers and suppliers; expectations regarding delays in deliveries and installations and its impact on our business; expectations regarding supply chain challenges and heightened logistics costs and its impact on our business; expectations regarding the timing of deliveries and revenue conversion related to China; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; the amount of unrecognized tax amounts; the sufficiency of our cash, cash equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Current Economic Conditions

We are subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, rising inflation; actions taken to counter inflation, including rising interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets, the effects of the COVID-19 pandemic; geopolitical concerns, such as the Russian-Ukraine and Israel-Hamas conflicts and increasing tension between China and the U.S., including with respect to Taiwan; and other factors that may emerge. We are also continuing to navigate supply chain and inflation challenges and adverse foreign currency exchange rate fluctuations, all of which continues to have a negative impact on our results of operations.

We expect that our customers’ business and our business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. In addition, rising inflation and the ongoing supply chain challenges and logistics costs have materially affected our gross margins and net income (loss), and we expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of fiscal year 2024, if not longer. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time. Our past results may not be indicative of our future performance, and historical trends including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially. Accordingly, management is carefully evaluating our liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to these factors continues to unfold. We also continue to evaluate our operating expenses, including our real estate needs and continue to assess our operations and how and to what extent we will continue to utilize our current real estate assets. The risks related to our business, including further discussion of the impact and possible future impacts of current economic conditions and the COVID-19 pandemic on our business, are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

With the receipt of the necessary permits and licenses to operate, the JV has begun selling products in China, much like a distributor. In the long term, we anticipate that the JV will manufacture and sell a locally branded “Made in China” radiotherapy device in the Class B license category, or Class B device, which would replace our current offering in that category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China. In September 2023, we received approval for our Class B device from the National Medical Products Administration.

Restructuring

On October 25, 2023, we informed affected employees of a cost savings initiative (the “2024 restructuring initiative”) to reduce operating costs resulting in the elimination of approximately 5.9 percent of our global workforce, which is expected to be substantially complete in the second quarter of fiscal 2024. We estimate the total cost of this initiative to be approximately $2.5 million for employee-related costs, which is expected to be recorded in the second quarter of fiscal 2024.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Gross orders	$63,734	$69,848
Age-ins	8,726	5,891
Age-outs	(30,993)	(51,176)
Cancellations	(8,841)	(1,460)
Currency impacts and other	(886)	(3,532)
Net orders	$31,740	$19,571
Order backlog at the end of the period	$489,031	$538,447

Gross Orders and Book to Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders decreased by $6.1 million during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to decreased orders in our China and Americas regions, partially offset by increases in our Asia Pacific and Japan regions. TomoTherapy System gross orders and upgrades decreased by $9.6 million and CyberKnife Systems gross orders and upgrades increased by $3.5 million during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year.

Our book to bill ratio is defined as gross orders for the period divided by product revenue for the period. Our book to bill ratio was 1.2 and 1.6 during the three months ended September 30, 2023 and 2022 respectively. A book-to-bill ratio greater than 1.2 indicates strong demand for our products. This metric allows management to monitor our business development efforts to ensure we grow our backlog and our business over time.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs net of age-ins, foreign currency impacts and other adjustments during the period.

Net orders increased by $12.2 million during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to a decrease in age-outs, an increase in age-ins and a lower foreign exchange impact, partially offset by higher cancellations and a decrease in gross orders.

Results of Operations — Three months ended September 30, 2023 and 2022

Net revenue

Net revenue by sales classification is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	Percent Change
Products (a)(c)	$53,350	$44,623	20%
Services (b)	50,542	51,870	(3)%
Net revenue	$103,892	$96,493	8%
Products revenue as a percentage of net revenue	51%	46%
Service revenue as a percentage of net revenue	49%	54%

(a)
Includes sales to the JV, an equity method investment of $21,952 and $8,869 during the three months ended September 30, 2023 and 2022, respectively. See Note 13.
(b)
Includes sales to the JV, an equity method investment of $2,854 and $2,957 during the three months ended September 30, 2023 and 2022, respectively. See Note 13.
(c)
The three months ended September 30, 2023 includes revenue from certain upgrades that were recorded in services net revenue in the three months ended September 30, 2022.

Products net revenue increased by $8.7 million during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, mostly driven by an increase in revenues from TomoTherapy System sales and CyberKnife Systems sales. Product net revenues were favorably impacted by $1.0 million due to foreign exchange during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year.

Services net revenue decreased by $1.3 million during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to a decrease in revenue from training, spare parts, certain upgrades and installation activity, partially offset by an increase in revenues from contract services. Services net revenues were favorably impacted by $0.2 million due to foreign exchange during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year.

Net revenue by geographic region, based on the shipping location of our customers, is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	Percent Change
Americas	$20,557	$27,285	(25)%
EIMEA	39,533	36,746	8%
China	26,215	13,000	102%
Japan	12,592	11,488	10%
Asia Pacific, excluding China	4,995	7,974	(37)%
Net revenue	$103,892	$96,493	8%

Revenue derived from sales outside of the Americas region was $83.3 million and $69.2 million during the three months ended September 30, 2023 and 2022, respectively. Revenue derived from sales outside the Americas region increased primarily due to an increase in system sales in the China region. Revenue from the Americas region decreased primarily due to a decrease in system sales.

Gross Profit

Gross profit by sales classification is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	Percent Change
Gross profit	$39,493	$34,597	14%
Total gross profit as a percentage of net revenue	38.0%	35.9%

Gross profit increased by $4.9 million during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year primarily due to an increase in revenue from system sales and lower service part consumption and freight costs, partially offset by an increase in shipment related gross margin deferrals for the JV.

Operating Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	Percent Change
Research and development	$14,013	$14,092	(1)%
Selling and marketing	10,244	10,795	(5)%
General and administrative	13,023	11,892	10%
Total operating expenses	$37,280	$36,779	1%
Research and development as a percentage of net revenue	13%	15%
Selling and marketing as a percentage of net revenue	10%	11%
General and administrative as a percentage of net revenue	13%	12%
Total operating expenses as a percentage of net revenue	36%	38%

Research and development expenses decreased by $0.1 million during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year. The decrease was primarily due to a reduction in compensation and benefits as a result of lower headcount and lower costs due to cost-cutting efforts, partially offset by lower research and development credits from our equity method investment and an increase in consulting costs.

Selling and marketing expenses decreased by $0.6 million during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year. The decrease was primarily due to a reduction in compensation and benefits as a result of lower headcount and a decrease in consulting costs due to cost-cutting efforts.

General and administrative expenses increased by $1.1 million during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year. The increase was due to an higher external consulting costs and amortization expense related to the implementation of a new enterprise resource planning system, and higher rent expense as a result of an expansion at our Madison offices during the second quarter of fiscal year 2023, partially offset by a decrease in stock compensation and recruiting fees.

Income (loss) on equity method investment, net

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	Percent Change
Income (loss) on equity method investment	$431	$(368)	217%

Income on equity method investment, which relates to our JV, increased by $0.8 million during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to an increase in product and service revenues, and an increase in gross profit.

Other Expense, net

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	Percent Change
Interest expense	$(2,922)	$(2,262)	29%
Foreign currency transaction loss	(956)	(251)	281%
Other, net	197	(45)	538%
Total other expense, net	$(3,681)	$(2,558)	44%

Other expense, net, increased by $1.1 million during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to an increase in interest expense as a result of higher interest rates on our Credit Facility and an increase in foreign currency transaction losses due to a stronger U.S. Dollar.

Provision for Income Taxes

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	Percent Change
Provision for income taxes	$1,932	$341	467%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. The provision for income taxes increased by $1.6 million during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to an increase in foreign earnings and deferred tax liability on unremitted foreign earnings.

Liquidity and Capital Resources

At September 30, 2023, we had $76.9 million in cash and cash equivalents. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the ongoing recovery from the COVID-19 pandemic, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations, instability in the banking sector and the risks included in Part II, Item 1A titled “Risk Factors.” Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by macroeconomic conditions and ongoing recovery from the COVID-19 pandemic.

On October 25, 2023, we informed affected employees of the 2024 restructuring initiative, which is expected to be substantially complete in the second quarter of fiscal 2024. We estimate the total cost of this initiative to be approximately $2.5 million, which is expected to be recorded in the second quarter of fiscal 2024, all of which will result in cash expenditures for employee-related costs.

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

In May 2021, we issued $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. Concurrently, with the issuance of the convertible notes, in May 2021, we entered into a senior secured credit agreement with Silicon Valley Bank, individually as a lender and agent, and the other lenders (the “Credit Agreement”), which provides for a five-year $80 million term loan facility (the "Term Loan Facility") and a $40 million revolving credit facility (the “Revolving Credit Facility”). As of September 30, 2023, we had an outstanding balance under the Term Loan Facility of $68.5 million and Revolving Credit Facility of $10.0 million. Refer to Note 9. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan Facility, the Revolving Credit Facility and our Convertible Notes outstanding as of September 30, 2023.

Additionally, the undistributed earnings of our foreign subsidiaries at September 30, 2023, for all countries except Japan, France, and Switzerland are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of our foreign earnings could be subject to income taxes. As of September 30, 2023, we had $12.1 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there will be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated.

Our cash flows for three months ended September 30, 2023 and 2022, are summarized as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$(8,591)	$46
Net cash used in investing activities	(1,092)	(1,272)
Net cash used in financing activities	(1,500)	(4,365)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,328)	(2,173)
Net decrease in cash, cash equivalents and restricted cash	$(12,511)	$(7,764)

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended September 30, 2023 was from a decrease in the net changes from assets and liabilities of $11.9 million and a net loss of $3.0 million, partially offset by non-cash items of $6.3 million.

•
Non-cash items primarily consisted of share-based compensation expense of $2.4 million, the deferral of equity method investment intra-entity profit margin on sales of $1.6 million, provision for write-down of inventories of $1.4 million, and depreciation and amortization expense of $1.2 million, partially offset by income from our equity method investment of $0.4 million.

•
The major contributors to the decrease in net changes of assets and liabilities during the three months ended September 30, 2023, were as follows: a $8.9 million increase in inventories primarily due to increased costs for parts; a $5.2 million increase in accounts receivable primarily due to a decrease in collections; a $2.4 million increase in prepaid and other assets, which was primarily due to prepaid contracts; and a $1.3 million decrease in customer advances due to the delivery of orders; partially offset by a $2.7 million decrease in accounts payable primarily due to the timing of payments; a $2.1 million increase in accrued liabilities, primarily due to an increase in accrued compensation; and a $1.1 million increase in deferred revenues primarily due to the timing of revenue recognition.

Cash Flows from Investing Activities

Net cash used by investing activities was $1.1 million during the three months ended September 30, 2023 and was for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used by financing activities during the three months ended September 30, 2023 was due to the scheduled payment of $1.5 million of the principal amount outstanding on our Term Loan Facility.

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
•
The implementation of our cost savings initiatives, including the reduction of our workforce;
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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended September 30, 2023 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2023.

Inflation

We experienced rising costs for certain materials, including increased logistics costs that adversely affected our gross margins, and had a material effect on our business, financial condition and results of operations for fiscal year 2023. Continued pressure from inflationary factors, such as further increases in the cost of materials for our products, cost of labor, interest rates, overhead costs and logistics costs could further exacerbate these effects and harm our business, operating results, and financial condition.

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

During the three months ended September 30, 2023, there have been no material changes to the critical accounting policies and estimates, previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K filed with the SEC on September 7, 2023.

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

During the three months ended September 30, 2023 and 2022, one customer represented 10% or more of total net revenue. As of September 30, 2023, and June 30, 2023, we had one customer that accounted for 10% or more of our total accounts receivable, net.

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

Foreign Currency Exchange Rate Risk

A majority of our sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which does expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are mostly payable in local currencies and therefore, expose us to currency risk. Foreign exchange continues to be a significant headwind as the U.S. Dollar has strengthened recently, which affect our results of operations and could cause potential delays in orders, and we may see our sales and margins outside of the U.S. decline as we may not be able to raise local prices to fully offset the strengthening of the U.S. Dollar.

We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. We have developed a foreign exchange risk management policy to mitigate foreign currency exchange rate fluctuation risk. As of September 30, 2023, we had entered into foreign currency forward contracts to purchase or sell foreign currencies with a stated or notional value of approximately $59.5 million. These foreign currency forward contracts do not qualify for hedge accounting treatment and all changes in fair value are reported in earnings as part of other expense, net. We have not entered into any other types of derivative financial instruments for trading or speculative purpose.

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk including, but not limited to the Credit Facilities and Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and the Secured Overnight Financing Rate ("SOFR"). As of September 30, 2023, our borrowings under the Term Loan Facility totaling $68.5 million and Revolving Credit Facility totaling $10.0 million, are both subject to a 90-day SOFR (subject to a 0.50% floor) plus a margin between 2.50% and 3.25% as determined by the Consolidated Senior Net Leverage Ratio as defined in the credit agreement governing the Credit Facilities. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by a 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 9. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligation.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We have implemented new enterprise resource planning system, SAP, which went live in August 2023. We expect to experience certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.

Other than discussed above, there were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023, that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Control Over Financial Reporting

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. These inherent limitations, however, are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

In an inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and cost commitments are linked to contractual agreements that extend many years into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures. A higher inflationary environment can also negatively impact raw material, component, and logistics costs that, in turn, has increased the costs of producing and distributing our products. For example, inflationary pressures beginning in fiscal year 2023 have resulted in rising costs for certain materials, including increased logistics costs, that have adversely affected our gross margins, which have had a material effect on our business, financial condition or results of operations. Continued pressure from these inflationary factors could further exacerbate these effects.

Further, the U.S. federal government has called for, or enacted, substantial changes to healthcare, trade, fiscal, and tax policies, which may include changes to existing trade agreements and may have a significant impact on our operations. For example, the United States has imposed tariffs on certain foreign products, including from China, that have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. In addition, failure of the U.S. Government to pass a budget in a timely manner or any reductions in healthcare spending in the budget may adversely impact us or our customers. Any failure of the U.S. Government to pass a budget in a timely manner or any reductions in healthcare spending in the budget may adversely impact us or our customers. If economic conditions worsen, or new legislation is passed related to the healthcare system, trade, fiscal or tax policies, customer demand may not materialize to levels we require to achieve our anticipated financial results, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2023, we had an accumulated deficit of $505.1 million. We have incurred net losses, and expect to incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

As of September 30, 2023, we had total consolidated liabilities of approximately $425.9 million; including long-term liabilities of the Notes of $100.0 million, the Revolving Credit Facility of $10.0 million and the Term Loan Facility of $68.5 million, of which $6.2 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. The COVID-19 pandemic has adversely impacted the pace at which the backlog converts to revenue. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 through 2022 caused by the COVID-19 pandemic, which resulted in decreased revenue for these periods. These delays in deliveries and installations as a result of the COVID-19 pandemic and its effects on the global economic environment may continue, to some degree, through the remainder of calendar year 2024, which could have a negative impact on our revenue during such period. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

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

We consider the competition for the CyberKnife and TomoTherapy platforms to be existing radiation therapy systems, primarily using C‑arm linacs, which are sold by large, well‑capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies, including Varian Medical Systems, Inc., a Siemens Healthineers company (“Varian”), Elekta AB (“Elekta”), RefleXion Medical Inc. and Zap Surgical Systems. Varian has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures. Varian was acquired by Siemens Healthineers in 2021, which may result in Varian having greater resources and increase their ability to develop new products and technologies and provide better pricing to customers.

Furthermore, many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, MRI‑guided radiotherapy systems, proton therapy systems, radiopharmaceutical/pharmaceutical treatments, gene therapy (which is the treatment of disease by replacing, manipulating, or supplementing nonfunctional genes) and other approaches. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

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

As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:

•
economic or political instability in the world or in particular regions or countries in which we do business, including the market volatility resulting from the COVID-19 related restrictions and conflicts or war, such as the Russia-Ukraine and Israel-Hamas conflicts;
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

Our operating results are subject to volatility due to fluctuations in foreign currency exchange rates. Currently, the majority of our international sales are denominated in U.S. Dollars. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could require us to reduce our sales price or make our products less competitive in international markets. Foreign exchange continues to be a significant headwind as the U.S. Dollar has continued to strengthen, which affect our results of operations and could cause potential delays in orders and we may see our sales and margins outside of the U.S. decline as we may not be able to raise local prices to fully offset the strengthening of the U.S. Dollar. Also, if our international sales continue to increase, we may enter into a greater number of transactions denominated in non‑U.S. Dollars, which would expose us to foreign currency risks, including changes in currency exchange rates. If we are unable to address these risks and challenges effectively, our international operations may not be successful and our business would be materially harmed.

Enhanced international tariffs, including tariffs imposed by the United States and China that affect our products or components within our products, other trade barriers or a global trade war could increase our costs and materially and adversely affect our business operations and financial condition.

Our global business could be negatively affected by trade barriers and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Any exports or sales of our products into Russia and Belarus may be impacted by these restrictions. The military conflict in Ukraine has also led to an unprecedented expansion of sanction programs imposed against Russia by the United States, Canada, the EU, the United Kingdom, Switzerland, and Japan, among others, that in relevant part, impose sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the EU, making it increasingly difficult to transfer money from Russia to other countries. In response to international sanctions, and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and imposed other economic and financial restrictions. If we are unable to receive payment from customers in Russia or transfer money outside of Russia, it could affect our ability to convert backlog from that region into revenue. The situation continues to evolve, and the United States, the EU, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and measures, as well as existing and potential further responses from Russia or other countries, could adversely affect the global economy and financial markets, as well as our business, financial condition and results of operations, which may also magnify the impact of other risks described in this “Risk Factors” section.

There is also currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. Since the beginning of 2018, there has been legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife platforms, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from our suppliers. China responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which include certain of our products. Although the U.S. and China signed an initial trade deal in January 2020 and we have thus far been able to obtain tariff exemptions for medical linear accelerators imported into the U.S. from China, there is no assurance that the exemption on medical linear accelerators will continue or that we will continue to qualify for such exemption. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

Governments, public institutions, and other organizations have taken and are taking certain preventative or protective measures to combat the spread of the COVID-19 pandemic. While we are unable to predict the full impact of the COVID-19 pandemic, we are closely monitoring the trends in the COVID-19 pandemic and are continually assessing its current and potential effects on our business. For example, as a result of the COVID-19 related restrictions in China, sales in China have decreased and we have experienced delays in the JV obtaining certain necessary regulatory approvals for a Class B device. Sales in China may continue to experience declines if additional COVID-19 related restrictions are initiated in the future. In addition, as a result of timing delays caused by the COVID-19 pandemic, we experience disruptions in our sales and revenue cycle as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. These timing delays have been a result of various factors driven by the COVID-19 pandemic, including disruptions in the operations of our customers that have redirected customer resources to the COVID-19 response and away from purchases of capital equipment such as our products, disruptions and restrictions on our ability to travel to customer sites, disruptions in our supply chain, and manufacturing interruptions.

In addition, the COVID-19 pandemic and other factors impacted the global supply chain, causing disruptions to service providers, logistics and the flow and availability of supplies and products. In particular, we have experienced disruptions in parts of our supply chain that have resulted in delays in the receipt of certain components for our products that have also delayed shipments of our products as well as increased pricing pressure for such parts. These ongoing supply chain challenges and logistics costs have affected our gross margins and net income (loss), and our current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of fiscal year 2024, if not longer. Furthermore, certain parts required for the manufacturing and servicing of our products are scarce and becoming increasingly difficult to source, even at increased prices. If such parts become unavailable to us, we would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss). Additionally, to protect the health and well-being of our employees, suppliers, and customers, we have implemented remote work arrangements. Other impacts of the COVID-19 pandemic have included and could include significant and unpredictable reductions in the demand for our products; a deepening of the changes to the operations and workflows of our customers that could result in increased customer defaults or delays in payment; additional delays, cancellations and redirection of planned capital expenditures and installations of our system by our customers to focus resources on COVID-19; a reduction or interruption in any of our manufacturing processes resulting in our inability to meet demand for our products or services; or closures of our key facilities or the facilities of our customers or suppliers. For example, cancellations of orders have increased due to the COVID-19 pandemic. Further, a lack of coordinated response on or compliance with risk mitigation with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past. For example, in fiscal year 2021, we voluntarily initiated one recall related to the TomoTherapy platform and one recall on the CyberKnife platform; and in fiscal year 2024, we voluntarily initiated one recall related to the Radixact platform, both of which were reported to the FDA. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Our reliance on single‑source suppliers for critical components of the CyberKnife and TomoTherapy platforms could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy platforms, including, with respect to the CyberKnife platform, the robot, couch and magnetron and, with respect to the TomoTherapy platforms, the couch, solid state modulator and magnetron. In addition, as a result of global supply chain disruptions, we have experienced and continue to experience disruptions in parts of our supply chain, which has caused delays in the receipt of certain component parts for our products and increased pricing pressure for such parts, including with respect to parts purchased from our single-source suppliers, adversely affecting our gross margins in the near term, and increasing the risk that these supply chain disruptions could materially affect our ability to meet customer demand. Furthermore, as a result of the effects of the macroeconomic conditions, including rising inflation, the COVID-19 pandemic and associated supply chain challenges, some of our suppliers have limited or reduced the sale of such components to us or increased the cost of such components to us. If these conditions worsen, or if these suppliers were to experience financial difficulties, additional supply chain or other problems that prevents them from supplying us with the necessary components, we could fail to meet product demand, which could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components, including as a result of global shortages in important components, have resulted in, and will continue to cause, inflationary pressure on our supply chain and a significant increase in the costs of these components, which have materially affected and could continue to adversely affect our results of operations. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. Difficulties in obtaining a sufficient supply of component materials continue to increase as well as the costs associated with such components, and we expect such difficulties to persist through at least the remainder of fiscal year 2024, if not longer. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

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

Failures of components also affect the reliability and performance of our products, can reduce customer confidence in our products, increase service parts consumption, and may adversely affect our financial performance. From time to time, we may receive components that do not perform according to their specifications, which could result in the inability of such customer utilize our systems in their practices until such components are replaced. Any future difficulty in obtaining reliable component parts could result in increased customer dissatisfaction and adversely affect our reputation, our ability to protect and retain our installed base of customers and results of operations.

We depend on key employees, the loss of whom would adversely affect our business. If we fail to attract and retain employees with the expertise required for our business, we may be unable to continue to grow our business.

We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we face significant competition for key personnel and other employees, from other medical equipment and software manufacturers, technology companies, universities and research institutions. Fluctuations in labor availability globally, including labor shortages and staff burnout and attrition, may also impact our ability to hire and retain personnel critical to our manufacturing, logistics, and commercial operations. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. Moreover, we have in the past conducted reductions in force in order to optimize our organizational structure and reduce costs, and certain senior personnel have also departed for various reasons. For example, in December 2022, we reduced the global workforce by four and half percent and, on October 25, 2023, we informed affected employees of a cost savings initiative to reduce operating expenses resulting in the elimination of approximately 5.9 percent of our global workforce. At the same time, we may face high turnover among employees that are critical to our ongoing operations, requiring us to expend time and resources, including financial resources, to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain key personnel and other employees, we may be unable to continue to grow our business successfully.

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

In addition, privacy and security breaches and incidents arising from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized persons or to the public and may compromise our security systems. There can be no assurance that any efforts we make to prevent against such privacy or security breaches or incidents have been or will be able to prevent breakdowns or breaches or incidents in our systems or those of our third-party service providers that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or customers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received in the past and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. We may also face increased cybersecurity risks due to our reliance on internet technology and many of our employees working remotely at least part of the time, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties, which, if successful, could pose a risk of loss, unavailability, or corruption of, or unauthorized access to or acquisition of, data, risk to patient safety and risk of product recall. The techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, and we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Third-party service providers store and otherwise process certain personal data and other confidential or proprietary information of ourselves and third parties on our behalf, and these service providers face similar risks. In addition, our employees, third-party service providers, strategic partners, or other contractors or consultants may input personal or confidential information, or other business data of ours, into an artificial intelligence system (in particular, a system that is managed, owned, or controlled by a third party), which may disrupt and otherwise compromise our business operations, divert the attention of management and key information technology resources, potentially lead to security breaches or incidents or other unauthorized access to, or other use or processing of, personal information, our confidential information or other business data. Moreover, we manufacture and sell hardware and software products that allow our customers to store confidential information about their patients. Both types of products are often connected to and reside within our customers’ information technology infrastructures. We do not have measures to configure or secure our customers’ equipment or any information stored in our customers’ systems or at their locations, which is the responsibility of our customers. Our customers are also continually updating their cybersecurity standards for the products that they purchase. While we have implemented security measures designed to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not meet the standards set by our customers or be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and may not be recognized until launched against a target. A network security or systems security breach of incident suffered by ourselves or our third-party service providers or other events that cause the loss or unauthorized use or disclosure of, or access by third parties to, sensitive information stored by us or our customers could result in loss, unavailability, or unauthorized acquisition, modification, or other processing of data, and any such events, or the perception that these events have occurred or that our security measures for our products are lacking, could have serious negative consequences for our business, including indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our customers to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could have an adverse effect on our business, financial condition, and operating results.

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

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personal information and other data, the scope of which is continually evolving and subject to differing interpretations. Our worldwide operations mean that we are subject to privacy, cybersecurity and data protection laws and regulations in many jurisdictions to varying degrees, and that some of the data we process, store and transmit may be transmitted across countries. For example, in the U.S., privacy and security rules implementing the Health Insurance Portability and Accountability Act (“HIPAA”) require us as a business associate, in certain instances, to protect the confidentiality of patient health information, and the Federal Trade Commission has consumer protection authority, including regarding privacy and cybersecurity. In Europe, the GDPR imposes several stringent requirements for controllers and processors of personal data that will increase our obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, the Data Protection Act of 2018 and the UK GDPR collectively implement material provisions of the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues.

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

Other jurisdictions have adopted laws and regulations addressing privacy, data protection, data security, or other aspects of data processing, such as data localization. For example, the People’s Republic of China (“PRC”) and Russia have passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data if certain data quantity thresholds are triggered. Additionally, the Personal Information Protection Law (“PIPL”) of the PRC went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million Renminbi or 5% of a covered company’s revenue in the prior year. We may be required to modify our policies, procedures, and data processing measures in order to address requirements under these or other privacy, data protection, or cybersecurity regimes, and may face claims, litigation, investigations, or other proceedings regarding them and may incur related liabilities, expenses, costs, and operational losses.

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

Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), approved by California voters in November 2020, became effective on January 1, 2023. The CPRA, which significantly modifies the CCPA, has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA, as modified by the CPRA, is prompting a wave of similar legislative developments in other states in the U.S., which could potentially create a patchwork of overlapping but different state laws. For example, Virginia, Colorado, Utah, and Connecticut all have enacted state laws that have become, or will become, effective in 2023; Texas, Montana, Oregon, and Florida have adopted laws that will become effective in 2024, Delaware, Iowa and Tennessee have adopted laws that will become effective in 2025; and Indiana has adopted a law that will become effective in 2026. These new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. Additionally, the U.S. federal government is contemplating privacy legislation. We cannot fully predict the impact of the CCPA, CPRA, or other new or proposed legislation on our business or operations, but the restrictions imposed by these laws and regulations may require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect consumer privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

Privacy, cybersecurity and data protection legislation around the world is comprehensive and complex and there has been a trend towards more stringent enforcement of requirements regarding protection and confidentiality of personal data. The restrictions imposed by such laws and regulations may limit the use and adoption of our products and services, reduce overall demand for our products and services, require us to modify our data handling practices and impose additional costs and burdens. With increasing enforcement of privacy, cybersecurity and data protection laws and regulations, there is no guarantee that we will not be subject to investigation, enforcement actions or other proceedings by governmental bodies or that our costs relating to privacy, data protection or cybersecurity laws and regulations will not increase significantly. Enforcement actions, investigations and other proceedings can be costly, require significant time and attention of management and other personnel and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies. While we have not been named in any such suits, we may be in the future, including if we were to suffer a security breach or incident. Any inability to adequately address concerns relating to privacy, data protection or cybersecurity, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Our actual or alleged failure to comply with applicable laws and regulations could result in investigation, enforcement actions or other proceedings against us, including fines and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could harm our business, results of operations and financial condition.

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

Customer service is a critical element of our sales strategy. Third party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of macroeconomic factors or COVID-19, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, in recent years we have experienced delays in shipment of parts to customers as well as increased freight and logistics expenses, which were the result of macroeconomic factors. In the current environment, this could intensify if such factors continue to disrupt the global supply chain. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs may continue through the remainder of fiscal year 2024, if not longer. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs to continue through at least the remainder of fiscal year 2024, if not longer. If this continues for longer than we expect or if any of the above occurs our customers may experience further delays and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of September 30, 2023, customer contracts with extended payment terms of more than one year amounted to approximately 6% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

The Tax Act legislation, as modified by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), among other things, includes changes to the rules governing net operating losses. Net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account). It is uncertain if and to what extent various states will conform to the Tax Act or CARES Act. For state income tax purposes, there may be periods during which the use of net operating losses is suspended or otherwise limited. In addition, utilization of our net operating loss and credit carryforwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section

382 of the Internal Revenue Code. Additionally, one of the provisions under the Tax Cuts and Jobs Act that became effective in tax years beginning after December 31, 2021 required the capitalization and amortization of research and experimental expenditures and although this change did not have an impact on our current consolidated financial statements, it may have an impact on future periods as our research and experimental expenditures have been a material amount on our financial statements.

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

In August 2023, we began using a new enterprise resource planning system (the “ERP system”) for financial reporting. Although we have completed this transition to the ERP system, any disruption or difficulties in connection with our ERP system could adversely impact the effectiveness of our internal control over financial reporting. Further, any disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of any acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks) could also adversely affect our ability to manufacture products, process orders, deliver products, provide customer support, fulfill contractual obligations, track inventories, or otherwise operate our business, in particular as a result of our limited experience implementing such systems and the complex nature of the system itself. It is also possible that any disruption or difficulties in connection with our ERP system could adversely impact the effectiveness of our internal control over financial reporting, which could lead to further material weaknesses or significant deficiencies in our controls, which in turn could adversely affect our business, financial condition or results of operations. A failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and operating results and our stock price, and we could be subject to stockholder litigation.

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
•
political or social uncertainties, including as a result of the Russia-Ukraine and Israel-Hamas conflicts;
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

At September 30, 2023, we had $76.9 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

We have facilities in countries around the world, including two manufacturing facilities, each of which is equipped to manufacture unique components of our products. Our manufacturing facilities are located in Madison, Wisconsin, and Chengdu, China. We do not maintain backup manufacturing facilities for any of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in California, which has experienced major earthquakes and fires in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. In addition, China has suffered health epidemics including more recently, COVID-19, which could adversely affect our operations in China, including our manufacturing operations in Chengdu, as well as the operations of the JV and those of our customers. Furthermore, the COVID-19 pandemic has spread widely around the world, including in locations where we have facilities and operations. Unexpected events at any of our facilities or otherwise, including as a result of responses to epidemics or pandemics; fires or explosions; natural disasters, such as hurricanes, floods, tornadoes and earthquakes; war or terrorist activities (including the conflicts between Russia and Ukraine and Israel and Hamas); unplanned outages; supply disruptions; and failures of equipment or systems, including telecommunications systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacturing and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our results of operation. In particular, telecommunication system failures or disruptions could significantly disrupt our operations as a result of our increase remote work arrangements. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations and the operations of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the first quarter of fiscal 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Bylaws of Accuray Incorporated	8-K	001-33301	3.1	9/20/2023

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: November 7, 2023
	By:	/s/ Suzanne Winter
Suzanne Winter
President & Chief Executive Officer

	By:	/s/ Ali Pervaiz
Ali Pervaiz
Senior Vice President & Chief Financial Officer