Form 10-Q
period 2023-12-31
ACCURAY INC
filed 2024-02-07
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 1, 2024, there were 99,168,765 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

+

Table of Contents

		Page No.

PART I.	Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2023 and 2022	4

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2023 and 2022	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2023 and 2022	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II.	Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3.	Defaults Upon Senior Securities	68

Item 4.	Mine Safety Disclosures	68

Item 5.	Other Information	68

Item 6.	Exhibits	69

Signatures		70

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	December 31, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$72,756	$89,402
Restricted cash	485	524
Accounts receivable, net of allowance for credit losses of $2,866 and $3,079 as of December 31, 2023, and June 30, 2023, respectively (a)	77,397	74,777
Inventories	155,228	145,150
Prepaid expenses and other current assets (b)	25,020	27,612
Deferred cost of revenue	284	568
Total current assets	331,170	338,033
Property and equipment, net	25,919	20,926
Investment in joint venture	14,536	15,128
Operating lease right-of-use assets, net	23,094	25,853
Goodwill	57,771	57,681
Intangible assets, net	116	210
Restricted cash	1,251	1,276
Other assets	22,493	20,107
Total assets	$476,350	$479,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,180	$33,739
Accrued compensation	21,345	23,793
Operating lease liabilities, current	5,707	4,151
Other accrued liabilities	36,253	38,271
Customer advances	22,677	20,777
Deferred revenue	77,406	72,185
Short-term debt	6,738	5,721
Total current liabilities	209,306	198,637
Long-term liabilities:
Operating lease liabilities, non-current	21,758	23,602
Long-term other liabilities	4,804	4,675
Deferred revenue, non-current	24,809	27,079
Long-term debt	168,020	171,562
Total liabilities	428,697	425,555
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of December 31, 2023, and June 30, 2023, respectively; issued and outstanding: 99,163,920 and 96,534,609 shares at December 31, 2023, and June 30, 2023, respectively	99	97
Additional paid-in-capital	561,223	555,276
Accumulated other comprehensive income	1,057	422
Accumulated deficit	(514,726)	(502,136)
Total stockholders' equity	47,653	53,659
Total liabilities and stockholders' equity	$476,350	$479,214

(a)
Includes accounts receivable from the joint venture, an equity method investment, of $19,893 and $10,304 at December 31, 2023, and June 30, 2023, respectively. See Note 13.
(b)
Includes other receivables from the joint venture, an equity method investment, of $67 and $100 at December 31, 2023, and June 30, 2023, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net revenue:
Products (a)	$51,538	$63,269	$104,888	$107,892
Services (b)	55,700	51,491	106,242	103,361
Total net revenue	107,238	114,760	211,130	211,253
Cost of revenue:
Cost of products	34,333	39,248	70,032	68,098
Cost of services	37,003	32,545	65,703	65,591
Total cost of revenue (c)	71,336	71,793	135,735	133,689
Gross profit	35,902	42,967	75,395	77,564
Operating expenses:
Research and development (d)	15,281	14,641	29,294	28,733
Selling and marketing	11,361	13,586	21,605	24,381
General and administrative	13,224	12,035	26,247	23,927
Total operating expenses	39,866	40,262	77,146	77,041
Income (loss) from operations	(3,964)	2,705	(1,751)	523
Income (loss) from equity method investment, net	(427)	(699)	4	(1,067)
Other expense, net	(4,352)	(2,831)	(8,033)	(5,389)
Loss before provision for income taxes	(8,743)	(825)	(9,780)	(5,933)
Provision for income taxes	878	1,049	2,810	1,390
Net loss	$(9,621)	$(1,874)	$(12,590)	$(7,323)
Net loss per share - basic and diluted	$(0.10)	$(0.02)	$(0.13)	$(0.08)
Weighted average common shares used in computing net loss per share:
Basic and diluted	97,776	94,567	97,165	94,048
Other comprehensive income (loss):
Net loss	$(9,621)	$(1,874)	$(12,590)	$(7,323)
Foreign currency translation adjustment	2,773	2,790	635	(865)
Comprehensive income (loss)	$(6,848)	$916	$(11,955)	$(8,188)

(a)
Includes sales of products to the joint venture, an equity method investment, of $17,890 and $39,842 during the three and six months ended December 31, 2023 and $16,715 and $25,584 during the three and six months ended December 31, 2022, respectively. See Note 13.
(b)
Includes sales of services to the joint venture, an equity method investment, of $4,134 and $6,988 during the three and six months ended December 31, 2023 and $2,494 and $5,451 during the three and six months ended December 31, 2022, respectively. See Note 13.
(c)
Includes cost of revenue from sales to the joint venture, an equity method investment, of $11,102 and $26,373 during the three and six months ended December 31, 2023 and $9,916 and $15,823 during the three and six months ended December 31, 2022. respectively.
(d)
Includes charge backs to the joint venture, an equity method investment, related to research and development of $67 and $199 during the three and six months ended December 31, 2023 and $487 and $1,266 during the three and six months ended December 31, 2022, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2023	96,535	$97	$555,276	$422	$(502,136)	$53,659
Issuance of common stock to employees	192	—	—	—	—	—
Share-based compensation	—	—	2,392	—	—	2,392
Net loss	—	—	—	—	(2,969)	(2,969)
Foreign currency translation adjustment	—	—	—	(2,138)	—	(2,138)
Balance at September 30, 2023	96,727	$97	$557,668	$(1,716)	$(505,105)	$50,944
Issuance of common stock to employees	2,484	2	1,358	—	—	1,360
Tax withholding upon vesting of restricted stock units	(47)	—	(117)	—	—	(117)
Share-based compensation	—	—	2,314	—	—	2,314
Net loss	—	—	—	—	(9,621)	(9,621)
Foreign currency translation adjustment	—	—	—	2,773	—	2,773
Balance at December 31, 2023	99,164	$99	$561,223	$1,057	$(514,726)	$47,653

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at June 30, 2022	93,500	$94	$543,211	$2,406	$(492,522)	$53,189
Issuance of common stock to employees	279	—	—	—	—	—
Share-based compensation	—	—	2,906	—	—	2,906
Net loss	—	—	—	—	(5,449)	(5,449)
Foreign currency translation adjustment	—	—	—	(3,655)	—	(3,655)
Balance at September 30, 2022	93,779	$94	$546,117	$(1,249)	$(497,971)	$46,991
Issuance of common stock to employees	1,765	1	1,138	—	—	1,139
Tax withholding upon vesting of restricted stock units	(50)	—	(116)	—	—	(116)
Share-based compensation	—	—	3,136	—	—	3,136
Net loss	—	—	—	—	(1,874)	(1,874)
Foreign currency translation adjustment	—	—	—	2,790	—	2,790
Other			13		(334)	(321)
Balance at December 31, 2022	95,494	$95	$550,288	$1,541	$(500,179)	$51,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(12,590)	$(7,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,797	2,327
Share-based compensation	4,706	6,042
Amortization of debt issuance costs	475	447
Provision (recoveries) for provision from credit losses	(218)	68
Provision for write-down of inventories	2,676	1,972
Loss on disposal of property and equipment	5	2
(Income) loss on equity method investment	(4)	1,067
Net revenue recognized from intra-entity profit margin from sales	(294)	(986)
Changes in assets and liabilities:
Accounts receivable	(357)	5,701
Inventories	(14,641)	(14,237)
Prepaid expenses and other assets	1,269	(2,488)
Deferred cost of revenue	293	817
Accounts payable	5,103	3,037
Operating lease liabilities, net of operating lease right-of-use assets	(120)	23
Accrued liabilities	(4,834)	(8,123)
Customer advances	1,551	(8,203)
Deferred revenues	499	1,889
Net cash used in operating activities	(13,684)	(17,968)
Cash flows from investing activities
Purchases of property and equipment	(2,341)	(2,773)
Purchase of intangible asset	-	(33)
Net cash used in investing activities	(2,341)	(2,806)
Cash flows from financing activities
Proceeds from the issuance of common stock to employees	1,360	1,139
Taxes paid related to net share settlement of equity awards	(117)	(116)
Debt issuance costs	-	(248)
Paydown under Term Loan Facility	(3,000)	(3,000)
Repayments of convertible notes	-	(2,865)
Borrowings under Revolving Credit Facility	-	5,000
Net cash used in financing activities	(1,757)	(90)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,072	(79)
Net decrease in cash, cash equivalents and restricted cash	(16,710)	(20,943)
Cash, cash equivalents and restricted cash at beginning of period	91,202	90,154
Cash, cash equivalents and restricted cash at end of period	$74,492	$69,211
Supplemental non-cash disclosure:
Transfers from inventory to property and equipment, net	$2,911	$-
Leasehold improvement from lease incentive	$2,593	$-
Transfers from property and equipment, net to intangible assets	$-	$59
Unpaid purchase of property and equipment	$212	$316

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and six months ended December 31, 2023, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024, or for any other future interim period or fiscal year.

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

The Company expects that the business of its customers and its own business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. Delays in deliveries and installations as a result of the COVID-19 pandemic and its effects on the global economic environment may continue, to some degree, through the remainder of calendar year 2024, which could have a negative impact on our revenue during such period. In addition, ongoing supply chain challenges and logistics costs, including difficulties in obtaining a sufficient supply of component materials and increased component costs, have adversely affected the Company's gross margins and net income or loss, and the Company’s current expectations are that gross margins and net income or loss will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of fiscal year 2024, if not longer. Furthermore, certain parts required for the manufacturing and servicing of the Company's products, such as electronic components, are scarce and becoming increasingly difficult to source, even at increased prices. If such parts become unavailable to the Company, it would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss). The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity, however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time. The Company’s past results may not be indicative of its future performance, and historical trends, including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by geopolitical and macroeconomic conditions. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. The Company, however, is unable to predict with certainty the impact of geopolitical and macroeconomic conditions, including its effect on global supply chain and logistics, will have on its ability to maintain compliance with the debt covenants contained in the credit agreement related to its Credit Facilities, including financial covenants regarding the consolidated fixed charge coverage ratio and consolidated senior net leverage ratio. The Company was in compliance with such covenants at December 31, 2023. Failing to comply with these covenants could adversely affect the Company’s ability to finance its future operations or capital needs, withstand a future downturn in its business or the economy in general, engage in business activities, including future opportunities that may be in its interest, and plan for or react to market conditions or otherwise execute its business strategies. The Company’s ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on its future operating performance. In addition, because substantially all of the Company’s assets are pledged as a security under the Credit Facilities, if the Company is not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by the Company’s lenders. Failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or amendments to the credit agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendments and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the six months ended December 31, 2023, compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Accounting Pronouncements Not Yet Effective

In December 2023, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update (“ASU”) 2023-09 to improve the transparency and usefulness of income tax disclosures. The accounting standard expands disclosures to the entity’s income tax rate reconciliation table and requires cash taxes paid disaggregated by jurisdiction. These changes will be applied on a prospective basis. The update will be effective for annual periods beginning after December 15, 2024. The Company plans to adopt ASU 2023-09 on July 1, 2025. The Company is currently assessing the impact of this update on its consolidated financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07 to improve reportable segment disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures to be disclosed in interim periods. The update is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company plans to adopt ASU 2023-07 on July 1, 2024. The ASU requires retrospective application to all prior periods presented in the financial statements. The Company is currently assessing the timing and impact of adopting the updated provisions.

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

Changes in the contract assets and liabilities are as follows (dollars in thousands):

			Change
	December 31, 2023	June 30, 2023	$	%
Contract Assets:
Unbilled accounts receivable – current (1)	$13,187	$9,847	3,340	34%
Interest receivable – current (2)	332	379	(47)	(12%)
Long-term accounts receivable (3)	4,564	4,734	(170)	(4%)
Interest receivable – non-current (3)	605	673	(68)	(10%)
Contract Liabilities:
Customer advances	22,677	20,777	1,900	9%
Deferred revenue – current	77,406	72,185	5,221	7%
Deferred revenue – non-current	24,809	27,079	(2,270)	(8%)

(1)
Included in accounts receivable on the unaudited condensed consolidated balance sheets.
(2)
Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
(3)
Included in other assets on the unaudited condensed consolidated balance sheets.

During the six months ended December 31, 2023, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. During the six months ended December 31, 2023, contract liabilities changed due to changes in the timing of revenue recognition as a result of changes in shipping timing, modifications to the transaction price, reduced customer deposits for system sales and for which the warranty was deferred.

During the three and six months ended December 31, 2023, the Company recognized revenue of $21.2 million and $51.2 million, which was included in the deferred revenue balances at June 30, 2023. During the three and six months ended December 31, 2022, the Company recognized revenue of $20.6 million and $55.5 million, which was included in the deferred revenue balances at June 30, 2022.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of December 31, 2023, total remaining performance obligations amounted to $987.9 million. Of this total amount, $67.5 million related to long-term warranty and non-cancellable post-warranty services, which is the estimated revenue expected to be recognized over the remaining service period and warranty period for systems that have been delivered (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's remaining performance obligations related to long-term warranty and non-cancellable post-warranty services as of December 31, 2023 (in thousands):

	Fiscal years of revenue recognition
	2024	2025	2026	Thereafter
Long-term warranty and non-cancellable post-warranty services	$15,979	$24,780	$18,225	$8,563

For the remaining $920.4 million of performance obligations (i.e., open systems sales, upgrades, training and other miscellaneous items), the Company estimates 28% to 31% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. The Company anticipates a portion of its open contracts may never result in revenue recognition primarily due to the long sales cycle and factors outside of its control, including changes to its customers' needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. Based on historical experience and management's best estimate, approximately 23% of the Company’s $870.4 million open system sales contracts as of December 31, 2023, may never result in revenue.

Capitalized Contract Costs

As of December 31, 2023, and June 30, 2023, the balance of capitalized costs to obtain a contract was $12.5 million and $11.0 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the unaudited condensed consolidated balance sheets.

The Company recognized expenses related to the amortization of the capitalized contract costs of $0.7 million and $1.6 million during the three and six months ended December 31, 2023, respectively, and $1.0 million and $1.9 million during the three and six months ended December 31, 2022, respectively. The Company recorded $0.1 million in capitalized contract impairment losses during both the three and six months ended December 31, 2023, and recorded $0.2 million and $0.4 million in capitalized contract impairment losses during the three and six months ended December 31, 2022, respectively.

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

A summary of the Company’s financing receivables is presented as follows (in thousands):

	December 31, 2023	June 30, 2023
Financing receivables	$4,717	$5,854
Allowance for credit losses	(798)	(798)
Total, net	$3,919	$5,056
Reported as:
Current	$1,604	$2,016
Non-current	2,315	3,040
Total, net	$3,919	$5,056

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Raw materials	$63,699	$62,945
Work-in-process	16,387	17,469
Finished goods	75,142	64,736
Inventories	$155,228	$145,150

The Company's inventories on the unaudited condensed consolidated balance sheets are net of reserves.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Value added tax receivables	$7,321	$11,718
Prepaid commissions	5,906	5,866
Capitalized contract costs	1,800	1,782
Other prepaid assets	6,495	5,763
Other current assets	3,498	2,483
Total prepaid and other current assets	$25,020	$27,612

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Furniture and fixtures	$1,848	$1,581
Computer and office equipment	7,781	7,798
Software	13,238	5,191
Leasehold improvements	35,667	26,641
Machinery and equipment	44,649	44,779
Construction in progress	3,426	13,499
	106,609	99,489
Less: Accumulated depreciation	(80,690)	(78,563)
Property and equipment, net	$25,919	$20,926

At December 31, 2023, software includes $8.1 million in capitalized costs for the completed transition of the Company's new enterprise resource planning system in August 2023. The Company will depreciate the enterprise resource planning system over five years. Depreciation expense related to property and equipment was $1.5 million and $2.7 million during the three and six months ended December 31, 2023, respectively, and $1.1 million and $2.2 million during the three and six months ended December 31, 2022, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Capitalized contract costs	$10,736	$9,244
Long-term accounts receivable	4,564	4,734
Capitalized software costs to be sold	3,624	2,853

Other long-term assets	3,569	3,276
Total other assets	$22,493	$20,107

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Value added tax liabilities	$8,540	$12,368
Commissions due to third parties	8,777	10,499
Refunds due to customers	4,041	3,364
Accrued consulting	1,246	2,599
Accrued royalties	2,518	2,398
Income tax payable	1,869	900
Other liabilities	9,262	6,143
Total other accrued liabilities	$36,253	$38,271

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

The components of accumulated other comprehensive income in the stockholders' equity section of the Company’s unaudited condensed consolidated balance sheets are as follows (in thousands):

	December 31, 2023	June 30, 2023
Cumulative foreign currency translation adjustment	$(1,697)	$(2,332)
Defined benefit pension obligation	2,754	2,754
Accumulated other comprehensive income	$1,057	$422

Statements of Operations

Other expense, net, consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Interest expense	$(2,922)	$(2,644)	$(5,844)	$(4,906)
Foreign currency exchange loss	(1,278)	(33)	(2,234)	(284)
Other, net	(152)	(154)	45	(199)
Total other expense, net	$(4,352)	$(2,831)	$(8,033)	$(5,389)

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

The following table provides information related to the Company’s operating leases:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Operating lease costs (1)	$2,456	$2,314	$5,010	$4,651
Short-term operating lease costs	$72	$130	$133	$231
Cash paid for amounts included in the measurement of lease liabilities	$2,536	$2,211	$5,025	$4,443

(1)
Excludes expenses related to short-term lease operating costs.

Operating lease right-of-use assets and operating lease liabilities consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Operating lease right-of-use assets
Balance at the beginning of period	$25,853	$16,798
Lease assets added	1,046	17,157
Amortization for the period	(3,805)	(8,102)
Balance at the end of period	$23,094	$25,853

Operating lease liabilities
Balance at the beginning of period	$27,753	$19,020
Lease liabilities added	3,361	16,834
Repayment and interest accretion	(3,649)	(8,101)
Balance at the end of period	$27,465	$27,753

Current portion of operating lease liabilities	$5,707	$4,151
Non-current portion of operating lease liabilities	21,758	23,602

Maturities of operating lease liabilities as of December 31, 2023, are presented in the table below (dollars in thousands):

Amount
2024 (remaining six months)	$3,955
2025	4,094
2026	3,736
2027	3,638
2028	3,349
Thereafter	23,306
Total operating lease payments	42,078
Less: imputed interest	(14,613)
Present value of operating lease liabilities	$27,465
Weighted average remaining lease term (in years)	9.0
Weighted average discount rate	9.8%

Note 5. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Balance at the beginning of the period	$57,681	$57,840
Currency translation	90	(159)
Balance at the end of the period	$57,771	$57,681

The Company performed its annual goodwill impairment test in the second quarter of fiscal year 2024, and determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Purchased Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, consisted of the following (in thousands):

	December 31, 2023			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Patent license	$1,000	$(964)	$36	$1,000	$(893)	$107
Other intangibles	132	(52)	80	132	(29)	103
Total intangible assets	$1,132	$(1,016)	$116	$1,132	$(922)	$210

The Company did not identify any triggering events that would indicate a potential impairment of its definite-lived intangible and long-lived assets as of December 31, 2023.

The estimated future amortization expense of acquired intangible assets, net, as of December 31, 2023, is as follows (in thousands):

Amount
2024 (remaining six months)	$58
2025	44
2026	14
Total estimated future amortization expense	$116

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

The notional amount of the Company's outstanding forward currency exchange contracts consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Swiss Franc	$45,238	$26,867
Chinese Yuan	6,191	249
Euro	20,545	17,885
British Pound	736	516
Indian Rupee	6,356	3,539
Korean Won	2,338	—
Japanese Yen	18,799	12,492
Total outstanding forward currency exchange contracts	$100,203	$61,548

Gains and losses on the Company's foreign currency forward contracts are recorded in Other expense, net, on the Company's unaudited condensed consolidated statements of operations. The following table provides information about the gain or loss associated with the Company’s derivative financial instruments not designated as hedging instruments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Foreign currency exchange gain on forward contracts	$959	$363	$141	$761

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

Assets and Liabilities That Are Measured at Fair Value

As of December 31, 2023, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated or notional value of $100.2 million. The fair value of the underlying currency, based upon the December 31, 2023 exchange rate, was $100.4 million, which it considers to be a Level 2 fair value measurement.

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

The table below summarizes the carrying value and estimated fair value of the 3.75% Convertible Senior Notes due 2026, Term Loan Facility, and the Revolving Credit Facility (in thousands):

	December 31, 2023		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes due 2026	$98,483	$91,349	$98,189	$98,265
Term Loan Facility	66,275	66,275	69,094	69,094
Revolving Credit Facility	10,000	10,000	10,000	10,000
Total	$174,758	$167,624	$177,283	$177,359

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2023.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers, agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2023.

Guarantees

As of December 31, 2023 and June 30, 2023, the Company had various bank guarantees totaling $1.2 million and $1.3 million, respectively, primarily related to bidding processes with customers.

Royalty Agreement

The Company enters into software license agreements with third parties that require royalty payments for each license used. In connection with such agreements, the Company recorded royalty costs of $0.4 million and $0.9 million during the three and six months ended December 31, 2023, respectively, and $0.6 million and $1.1 million during the three and six months ended December 31, 2022, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had approximately $2.5 million and $2.4 million in accrued royalty payments as of December 31, 2023, and June 30, 2023, respectively, related to royalty agreements.

Restructuring Charges

On October 25, 2023, the Company informed affected employees of a cost savings initiative to reduce operating expenses resulting in the elimination of approximately 5.9 percent of the Company’s global workforce. The Company recorded a charge of $2.6 million during the three months ended December 31, 2023. These charges are cash-based and are primarily related to severance expenses and other one-time termination benefits. The Company paid approximately $1.9 million in cash for the restructuring charges during the three months ended December 31, 2023. At December 31, 2023, the Company has a remaining accrual of $0.7 million, which is included in accrued compensation on the unaudited condensed consolidated balance sheets, and expects to pay the remaining amounts over the remainder of fiscal year 2024.

Note 9. Debt

The Company's outstanding debt as of December 31, 2023 and June 30, 2023, is as follows (in thousands):

	December 31, 2023			June 30, 2023
	Principal Amount	Unamortized Debt Costs	Net Carrying Amount	Principal Amount	Unamortized Debt Costs	Net Carrying Amount
3.75% Convertible Senior Notes due 2026	$100,000	$(1,517)	$98,483	$100,000	$(1,811)	$98,189
Term Loan Facility	67,000	(725)	66,275	70,000	(906)	69,094
Revolving Credit Facility	10,000	—	10,000	10,000	—	10,000
Total debt	$177,000	$(2,242)	$174,758	$180,000	$(2,717)	$177,283
Reported as:
Short-term debt			$6,738			$5,721
Long-term debt			168,020			171,562
Total debt			$174,758			$177,283

3.75% Convertible Senior Notes due June 2026

In May 2021, the Company issued $100.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due June 2026 (the “3.75% Convertible Notes due 2026”) under an indenture agreement between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. As of December 31, 2023, the if-converted value of its 3.75% Convertible Notes due 2026 did not exceed the outstanding principal amount.

Credit Facilities

The Company has a $40.0 million revolving credit facility (the “Revolving Credit Facility”) and a five-year $80.0 million term loan (the “Term Loan Facility”). In fiscal year 2024, interest on the borrowings under the Credit Facilities is payable in arrears on the applicable interest payment date, at an annual interest rate of reserve-adjusted, 90-day term Secured Overnight Financing Rate (subject to a 0.50% floor) plus a margin between 2.50% and 3.25% margin, determined by the Consolidated Senior Net Leverage Ratio (as defined in the credit agreement governing the Credit Facilities (the “Credit Agreement”)). The weighted average effective interest rate on the Term Loan Facility and Revolving Credit Facility was approximately 8.4% during both the three and six months ended December 31, 2023.

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

The Credit Agreement contains restrictions and covenants applicable to the Company and its subsidiaries. Among other requirements, the Company may not permit the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the Credit Agreement or the consolidated senior net leverage ratio to be greater than a certain specified ratio for each fiscal quarter during the term of the Credit Agreement. As of December 31, 2023, the Company was in compliance with its covenants under the Credit Agreement.

A summary of interest expense on the 3.75% Convertible Notes due 2026, the Revolving Credit Facility, and the Term Loan Facility is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Interest expense related to contractual interest coupon	$2,653	$2,362	$5,322	$4,394
Interest expense related to amortization of debt issuance costs	237	228	475	447
Total	$2,890	$2,590	$5,797	$4,841

Note 10. Stock Incentive Plan and Employee Stock Purchase Plan

The following table presents details of share-based compensation expenses, by functional line item, noted within the Company's operating expenses (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Cost of revenue	$390	$443	$626	$809
Research and development	280	403	681	771
Selling and marketing	437	458	845	944
General and administrative	1,207	1,822	2,554	3,518
Total share-based compensation	$2,314	$3,126	$4,706	$6,042

On November 9, 2023, the Company’s stockholders approved amending and restating the Company’s 2016 Equity Incentive Plan to increase the number of shares of the Company’s common stock available for issuance by 5.0 million shares.

Note 11. Net Loss Per Common Share

The Company reports both basic and diluted net loss per share, which is based on the weighted average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except for per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(9,621)	$(1,874)	$(12,590)	$(7,323)
Denominator:
Weighted average shares outstanding - basic and diluted	97,776	94,567	97,165	94,048
Basic and diluted net loss per share	$(0.10)	$(0.02)	$(0.13)	$(0.08)
Anti-dilutive share-based awards, excluded	14,601	14,910	14,601	14,910

The potentially dilutive shares of the Company’s common stock are excluded from the computation of diluted net loss per share when their effect would have been anti‑dilutive. Additionally, the outstanding 3.75% Convertible Notes due 2026 are included in the calculation of diluted net loss per share only if their inclusion is dilutive for periods during which the 3.75% Convertible Notes due 2026 were outstanding. The shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes due 2026 as of three and six months ended December 31, 2023 and 2022 totaled approximately 17.1 million shares and were not included in the basic and diluted net loss per common share as the effect of adding the shares were anti-dilutive.

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

The following summarizes revenue by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Americas	$23,742	$27,919	$44,299	$55,204
EIMEA	43,800	39,664	83,333	76,410
China	23,375	22,278	49,590	35,278
Japan	10,648	15,700	23,240	27,188
Asia Pacific, excluding China	5,673	9,199	10,668	17,173
Total	$107,238	$114,760	$211,130	$211,253

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived assets, which consists of property, plant and equipment, net, and operating lease right-of-use assets are as follows (in thousands):

	December 31,	June 30,
	2023	2023
Americas	$44,360	$41,569
EIMEA	2,369	3,074
China	1,139	501
Japan	803	1,096
Asia Pacific, excluding China	342	539
Total	$49,013	$46,779

Note 13. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. As of December 31, 2023, the Company owned a 49% interest in the JV, which is reported as an investment in joint venture on the Company’s unaudited condensed consolidated balance sheets.

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

The following table shows the reconciliation between the carrying value of the Company's investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	December 31, 2023	June 30, 2023
Carrying value of investment in joint venture	$14,536	$15,128
Deferred intra-entity profit margin	5,443	5,737
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$15,259	$16,145

As of December 31, 2023, the Company’s carrying value of the investment in the JV was decreased for the Company's proportional share of the JV's currency translation adjustment by $0.9 million. As of June 30, 2023, the Company’s carrying value of the investment in the JV for the Company's proportional share of the JV's currency translation adjustment was not material.

Summarized financial information of the JV is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Statement of Operations Data:	2023	2022	2023	2022
Revenue	$22,457	$23,983	$54,312	$50,723
Gross profit	2,800	3,719	8,613	8,315
Net income (loss)	(872)	(1,416)	7	(2,168)
Net income (loss) attributable to the Company	(427)	(699)	4	(1,067)

Summarized Balance Sheet Data:	As of September 30, 2023	As of September 30, 2022
Assets
Current assets	$94,504	$74,525
Non-current assets	13,576	17,658
Total assets	$108,080	$92,183
Liabilities and Stockholders' Equity
Current liabilities	$76,338	$66,618
Non-current liabilities	174	669
Stockholders' equity	31,568	24,896
Total liabilities and stockholders' equity	$108,080	$92,183

The following table shows the activity of the Company’s net revenue recognized from intra-entity profit margin from sales (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Sales recognized from released deferred intra-entity profit margin	$4,728	$4,067	$6,313	$6,415
Deferred intra-entity profit margin from sales	(2,858)	(3,042)	(6,019)	(5,429)
Net revenue recognized from intra-entity profit margin from sales (1)	$1,870	$1,025	$294	$986

(1)
Profit earned by the Company from the JV is eliminated through cost of goods sold until it is realized; such profits would generally be considered realized when the inventory has been sold through to third parties.

Note 14. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income tax expense, which were primarily related to foreign taxes, of $0.9 million and $2.8 million during the three and six months ended December 31, 2023, respectively, and $1.0 million and $1.4 million during the three and six months ended December 31, 2022, respectively.

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

As of December 31, 2023, the Company’s gross unrecognized tax benefits were $21.6 million, of which $21.2 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Interest and penalties accrued on unrecognized tax benefits and are recorded as a component of income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of December 31, 2023, and results of operations for the three and six months ended December 31, 2023 and 2022 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; expectations regarding our cost savings initiatives, including our reduction in our global workforce and any related costs; our expectations regarding backlog and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; expectations regarding our strategy in China and our China joint venture as well as its expected impact on our business; expectations regarding our new enterprise resource planning system, SAP; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the global macroeconomic conditions and the COVID-19 pandemic on our financial results and business as well as the business of our customers and suppliers; expectations regarding delays in deliveries and installations and its impact on our business; expectations regarding inflation, supply chain challenges and heightened logistics costs and its impact on our business, including gross margins and net income (loss); expectations regarding the timing of deliveries and revenue conversion related to China; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; the amount of unrecognized tax amounts; the sufficiency of our cash, cash equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

We expect that our customers’ business and our business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. Delays in deliveries and installations as a result of the COVID-19 pandemic and the ongoing recovery from the COVID-19 pandemic as well as its effects on the global economic environment have occurred and may continue, to some degree, through the remainder of calendar year 2024, which could have a negative impact on our revenue during such period. In addition, rising inflation and the ongoing supply chain challenges and logistics costs have materially affected our gross margins and net income (loss), and we expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of fiscal year 2024, and potentially longer. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time. Our past results may not be indicative of our future performance, and historical trends including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially. Accordingly, management is carefully evaluating our liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to these factors continues to unfold. We also continue to evaluate our operating expenses, including our real estate needs and continue to assess our operations and how and to what extent we will continue to utilize our current real estate assets. The risks related to our business, including further discussion of the impact and possible future impacts of current economic conditions and the COVID-19 pandemic on our business, are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Restructuring

On October 25, 2023, we informed affected employees of a cost savings initiative (the “2024 restructuring initiative”) to reduce operating costs resulting in the elimination of approximately 5.9 percent of our global workforce. We incurred a charge of $2.6 million during the three months ended December 31, 2023. These charges are cash-based and are primarily related to severance expenses and other one-time termination benefits. We will record the restructuring charges of the affected employees in their respective department cost center. The restructuring charges recorded during the period ending December 31, 2023 are as follows: cost of sales $0.2 million, research and development $1.7 million, sales and marketing $0.1 million, and general and administrative $0.6 million. We paid approximately $1.9 million in cash for the restructuring charges during the three months ended December 31, 2023. At December 31, 2023, we have a remaining accrual of $0.7 million, which is included in accrued compensation on the unaudited condensed consolidated balance sheets, and expect to pay the remaining amounts over the remainder of fiscal year 2024.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Gross orders	$93,856	$79,035	$157,590	$148,883
Age-ins	4,846	6,526	13,572	12,416
Age-outs	(40,366)	(41,350)	(71,359)	(92,526)
Cancellations	-	-	(8,841)	(1,460)
Currency impacts and other	(3,730)	(3,342)	(4,616)	(6,874)
Net orders	$54,606	$40,869	$86,346	$60,439
Order backlog at the end of the period	$492,100	$515,236	$492,100	$515,236

Gross Orders and Book to Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders increased by $14.8 million during the three months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to an increase in gross orders from the China and EIMEA regions, partially offset by a decrease in gross orders from the Americas region. CyberKnife System gross orders and upgrades increased by $12.0 million, and TomoTherapy System gross orders and upgrades increased by $2.8 million during three months ended December 31, 2023, as compared to the same period in the prior fiscal year.

Gross orders increased by $8.7 million during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to an increase in gross orders from the EIMEA, Asia Pacific, and Japan regions, partially offset by a decrease in gross orders from the Americas and China regions. CyberKnife System gross orders and upgrades increased by $15.5 million, and TomoTherapy System gross orders and upgrades decreased by $6.8 million during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year.

Our book to bill ratio is defined as gross orders for the period divided by product revenue for the period. Our book to bill ratio was 1.8 and 1.5 during the three and six months ended December 31, 2023, respectively, as compared to 1.2 and 1.4 during the three and six months ended December 31, 2022, respectively. A book-to-bill ratio greater than 1.2 indicates strong demand for our products. This metric allows management to monitor our business development efforts to ensure we grow our backlog and our business over time.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs net of age-ins, foreign currency impacts and other adjustments during the period.

Net orders increased by $13.7 million during the three months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to an increase in gross orders. Net orders increased by $25.9 million during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to an increase in gross orders and a decrease in age-outs.

Results of Operations — Three and six months ended December 31, 2023 and 2022

Net revenue

Net revenue by sales classification is as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2023	2022	Percent Change	2023	2022	Percent Change
Products (a)(c)	$51,538	$63,269	(19)%	$104,888	$107,892	(3)%
Services (b)	55,700	51,491	8%	106,242	103,361	3%
Net revenue	$107,238	$114,760	(7)%	$211,130	$211,253	(0)%
Products revenue as a percentage of net revenue	48%	55%		50%	51%
Service revenue as a percentage of net revenue	52%	45%		50%	49%

(a)
Includes sales of products to the joint venture, an equity method investment, of $17,890 and $39,842 during the three and six months ended December 31, 2023 and $16,715 and $25,584 during the three and six months ended December 31, 2022, respectively. See Note 13.
(b)
Includes sales of services to the joint venture, an equity method investment, of $4,134 and $6,988 during the three and six months ended December 31, 2023 and $2,494 and $5,451 during the three and six months ended December 31, 2022, respectively. See Note 13.
(c)
The three and six months ended December 31, 2023 includes revenue from certain upgrades that were recorded in services net revenue in the three and six months ended December 31, 2022.

Products net revenue decreased by $11.7 million and $3.0 million during the three and six months ended December 31, 2023, respectively, as compared to the same periods in the prior fiscal year, mostly driven by a lower volume of shipments of system units of our TomoTherapy System and CyberKnife System.

Services net revenue increased by $4.2 million and $2.9 million during the three and six months ended December 31, 2023, respectively, as compared to the same periods in the prior fiscal year, primarily due to an increase in revenue from service contracts as a result of an increase in our installed base and an increase in revenue from training as a result of more systems put into service, partially offset by a decrease in revenue from the purchase of spare parts by customers and revenue recognized from the installation of systems at customer locations.

Net revenue by geographic region, based on the shipping location of our customers, is as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2023	2022	Percent Change	2023	2022	Percent Change
Americas	$23,742	$27,919	(15)%	$44,299	$55,204	(20)%
EIMEA	43,800	39,664	10%	83,333	76,410	9%
China	23,375	22,278	5%	49,590	35,278	41%
Japan	10,648	15,700	(32)%	23,240	27,188	(15)%
Asia Pacific, excluding China	5,673	9,199	(38)%	10,668	17,173	(38)%
Net revenue	$107,238	$114,760	(7)%	$211,130	$211,253	(0)%

Revenue derived from sales outside of the Americas region was $83.5 million and $86.8 million during the three months ended December 31, 2023 and 2022, respectively. Revenue derived from sales outside the Americas region decreased primarily due to a lower volume of shipments of system units in our Japan and Asia Pacific regions, partially offset by a higher volume of shipments of system units and an increase in revenues from services in our EIMEA region. Revenue from the Americas region decreased primarily due to a lower volume of shipments of system units.

Revenue derived from sales outside of the Americas region was $166.8 million and $156.0 million during the six months ended December 31, 2023 and 2022, respectively. Revenue derived from sales outside the Americas region increased primarily due to a higher volume of shipments of system units in our China and EIMEA regions, partially offset by a lower volume of shipments of system units in our Asia Pacific and Japan regions. Revenue from the Americas region decreased primarily due to a lower volume of shipments of system units.

Gross Profit

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2023	2022	Percent Change	2023	2022	Percent Change
Gross profit	$35,902	$42,967	(16)%	$75,395	$77,564	(3)%
Total gross profit as a percentage of net revenue	33.5%	37.4%		35.7%	36.7%

Gross profit decreased by $7.1 million during the three months ended December 31, 2023, as compared to the same period in the prior fiscal year primarily due to a decrease in revenue from the sale of systems and higher service parts consumption, partially offset by an increase in net revenue recognized from intra-entity profit margin from sales related to shipments for the JV.

Gross profit decreased by $2.2 million during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year primarily due to a lower margin on product shipments, incremental scrap, price inflation for materials, inbound duties, and lower net revenue recognized from intra-entity profit margin from sales related to shipments for the JV.

Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2023	2022	Percent Change	2023	2022	Percent Change
Research and development	$15,281	$14,641	4%	$29,294	$28,733	2%
Selling and marketing	11,361	13,586	(16)%	21,605	24,381	(11)%
General and administrative	13,224	12,035	10%	26,247	23,927	10%
Total operating expenses	$39,866	$40,262	(1)%	$77,146	$77,041	0%
Research and development as a percentage of net revenue	14%	13%		14%	14%
Selling and marketing as a percentage of net revenue	11%	12%		10%	12%
General and administrative as a percentage of net revenue	12%	10%		12%	11%
Total operating expenses as a percentage of net revenue	37%	35%		37%	36%

Research and development expenses increased by $0.6 million and $0.6 million during the three and six months ended December 31, 2023, respectively, as compared to the same periods in the prior fiscal year. The increases in both periods were primarily due to severance costs related to the 2024 restructuring initiative, partially offset by lower costs due to a decrease in headcount and project activity as a result of the 2024 restructuring initiative.

Selling and marketing expenses decreased by $2.2 million and $2.8 million during the three and six months ended December 31, 2023, respectively, as compared to the same periods in the prior fiscal year. The decreases in both periods were primarily due to a reduction in compensation and benefits as a result of the restructuring activity in the prior fiscal year, and a decrease in consulting costs due to cost-cutting efforts, partially offset by an increase in trade show expenses.

General and administrative expenses increased by $1.2 million and $2.3 million during the three and six months ended December 31, 2023, respectively, as compared to the same periods in the prior fiscal year. The increases in both periods were primarily due to higher external consulting costs and amortization expense related to the implementation of a new enterprise resource planning system, and higher rent expense as a result of an expansion at our Madison offices during the second quarter of fiscal year 2023, partially offset by a decrease in bonus expenses, stock compensation and recruiting fees.

Income (loss) on equity method investment, net

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2023	2022	Percent Change	2023	2022	Percent Change
Income (loss) on equity method investment	$(427)	$(699)	(39)%	$4	$(1,067)	(100)%

Loss on equity method investment, which relates to our JV, decreased by $0.3 million in the three months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to an increase in service revenues and lower operating expenses, partially offset by a decrease in revenue from the sale of system units. Income on equity method investment increased by $1.1 million in the six months ended December 31, 2023, primarily due to an increase in revenues from the sale of system units and services and lower operating expenses.

Other Expense, net

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2023	2022	Percent Change	2023	2022	Percent Change
Interest expense	$(2,922)	$(2,644)	11%	$(5,844)	$(4,906)	19%
Foreign currency transaction loss	(1,278)	(33)	3773%	(2,234)	(284)	687%
Other, net	(152)	(154)	1%	45	(199)	(123)%
Total other expense, net	$(4,352)	$(2,831)	54%	$(8,033)	$(5,389)	49%

Other expense, net, increased by $1.5 million and $2.6 million during the three and six months ended December 31, 2023, respectively, as compared to the same periods in the prior fiscal year, primarily due to an increase in interest expense as a result of higher interest rates on our Credit Facility and an increase in foreign currency transaction losses due to a stronger U.S. Dollar.

Provision for Income Taxes

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2023	2022	Percent Change	2023	2022	Percent Change
Provision for income taxes	$878	$1,049	(16)%	$2,810	$1,390	102%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. The provision for income taxes decreased by $0.2 million during the three months ended December 31, 2023 primarily due to an additional expense in the prior year period for a tax audit in Japan. The provision for income taxes increased by $1.4 million during six months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to an increase in foreign earnings and deferred tax liability on unremitted foreign earnings as compared to prior fiscal year.

Liquidity and Capital Resources

At December 31, 2023, we had $72.8 million in cash and cash equivalents. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the ongoing recovery from the COVID-19 pandemic, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations, instability in the banking sector and the risks included in Part II, Item 1A titled “Risk Factors.” In particular, we expect rising inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least the remainder of fiscal year 2024, if not longer. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by macroeconomic conditions and ongoing recovery from the COVID-19 pandemic.

On October 25, 2023, we informed affected employees of the 2024 restructuring initiative. We incurred a charge of $2.6 million and paid $1.9 million during the three months ended December 31, 2023. We expect the remaining amounts to be paid over the remainder of fiscal year 2024.

Our liquidity and cash flows have been and could continue to be materially impacted by current macroeconomic factors, including facility closures, supply chain disruptions, rising inflation, increased volatility in the financial markets, instability in the banking sector, tightening of credit markets which could impact debt availability, and the ongoing recovery from the COVID-19 pandemic. These factors have and could continue to negatively impact our business operations and cash flows for the foreseeable future, including reductions in revenue, decreases in gross margin and delays in payments from customers, as well as declines or delays in the conversion of backlog to revenue. Certain of our revenue may not be collectible to the extent our customers suffer financial difficulty and, in fiscal 2023, we increased our bad debt reserve to account for potentially uncollectible revenue. For example, in the United States, at least one has declared bankruptcy in fiscal 2023 causing us to increase our bad debt reserve due to the expectation that they will be unable to pay us. Accordingly, there remain uncertainties as to how the ongoing recovery from the COVID-19 pandemic and the current macroeconomic environment will impact our business, results of operations, access to sources of liquidity and financial condition in the future. As a result, we are unable to predict with certainty the impacts of these factors on our ability to maintain compliance with the financial covenants contained in the credit and security agreements related to our credit facilities.

In May 2021, we issued $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. Concurrently, with the issuance of the convertible notes, in May 2021, we entered into a senior secured credit agreement with Silicon Valley Bank, individually as a lender and agent, and the other lenders (the “Credit Agreement”), which provides for a five-year $80 million term loan facility (the “Term Loan Facility”) and a $40 million revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2023, we had an outstanding balance under the Term Loan Facility of $67.0 million and Revolving Credit Facility of $10.0 million. Refer to Note 9. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan Facility, the Revolving Credit Facility and our Convertible Notes outstanding as of December 31, 2023.

Additionally, the undistributed earnings of our foreign subsidiaries at December 31, 2023, for all countries except Japan, France, and Switzerland are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of our foreign earnings could be subject to income taxes. As of December 31, 2023, we had $9.0 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there will be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated.

Our cash flows for the six months ended December 31, 2023 and 2022, are summarized as follows (in thousands):

	Six Months Ended December 31,
	2023	2022
Net cash used in operating activities	$(13,684)	$(17,968)
Net cash used in investing activities	(2,341)	(2,806)
Net cash used in financing activities	(1,757)	(90)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,072	(79)
Net decrease in cash, cash equivalents and restricted cash	$(16,710)	$(20,943)

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended December 31, 2023 was from a net loss of $12.6 million and a decrease from the net changes from assets and liabilities of $11.2 million, partially offset by an increase from non-cash items of $10.1 million.

•
Non-cash items primarily consisted of share-based compensation expense of $4.7 million, depreciation and amortization expense of $2.8 million and the provision for write-down of inventories of $2.7 million.

•
The major contributors to the decrease from the net changes of assets and liabilities during the six months ended December 31, 2023, were as follows: a $14.6 million increase in inventories primarily due to increased costs for parts; and a $4.8 million decrease in accrued liabilities, primarily due to an decrease in accrued compensation, partially offset by a $5.1 million increase in accounts payable that was primarily due to the timing of payments and a $1.6 million increase in customer advances primarily due to an increase in orders.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.3 million during the six months ended December 31, 2023 and was for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended December 31, 2023 was due to the scheduled payment of $3.0 million for the principal amount outstanding on our Term Loan Facility, partially offset by $1.4 million in proceeds from issuance of common stock to employees.

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
•
The impact of inflation on our expenses; and
•
The unpredictable impact of the macroeconomic environment and the ongoing recovery from the COVID-19 pandemic, including on collections, supply chain, and logistics.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the six months ended December 31, 2023 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2023.

Inflation

We experienced rising costs for certain materials, including increased logistics and duties costs that adversely affected our gross margins and net income (loss), and had a material effect on our business, financial condition and results of operations for fiscal year 2023 and the first six months of fiscal year 2024. We expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of fiscal year 2024, and potentially longer. Continued pressure from inflationary factors, such as further increases in the cost of materials for our products, cost of labor, interest rates, overhead costs, logistics and duties costs could further exacerbate these effects and harm our business, operating results, and financial condition.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. The economic uncertainty in the current environment caused by the ongoing recovery from the COVID-19 pandemic however, could limit our ability to accurately make and evaluate our estimates and judgments. Actual results could therefore differ materially from those estimates if actual conditions differ from our assumptions.

During the six months ended December 31, 2023, there have been no material changes to the critical accounting policies and estimates, previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K filed with the SEC on September 7, 2023.

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

During the three and six months ended December 31, 2023 and 2022, one customer represented 10% or more of total net revenue. As of December 31, 2023, and June 30, 2023, we had one customer that accounted for 10% or more of our total accounts receivable, net.

We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts receivable balances are charged against the allowance for credit losses once collection efforts are unsuccessful.

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

We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. We have developed a foreign exchange risk management policy to mitigate foreign currency exchange rate fluctuation risk. As of December 31, 2023, we had entered into foreign currency forward contracts to purchase or sell foreign currencies with a stated or notional value of approximately $100.2 million. These foreign currency forward contracts do not qualify for hedge accounting treatment and all changes in fair value are reported in earnings as part of other expense, net. We have not entered into any other types of derivative financial instruments for trading or speculative purpose.

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk including, but not limited to the Credit Facilities and Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and the Secured Overnight Financing Rate (“SOFR”). As of December 31, 2023, our borrowings under the Term Loan Facility totaling $67.0 million and Revolving Credit Facility totaling $10.0 million, are both subject to a 90-day SOFR (subject to a 0.50% floor) plus a margin between 2.50% and 3.25% as determined by the Consolidated Senior Net Leverage Ratio as defined in the credit agreement governing the Credit Facilities. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by a 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 9. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligation.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Other than discussed above, there were no significant changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023, that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to the regulation of our products and business

•
Modifications, upgrades, new indications and future products related to our products may require new Food and Drug Administration (“FDA”) 510(k) clearances or premarket approvals and similar licensing or approvals in international markets.
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

Risks Related to Our Business and Results of Operations

We face risks related to the current global economic environment, including risks arising in connection with inflation, recession or the ongoing recovery from the COVID-19 pandemic, any of which could adversely affect our business, financial condition and results of operations by, among other things, delaying or preventing our customers from obtaining financing to purchase our products and services or implementing the required facilities to house our systems.

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. Concerns over economic and political stability; inflation levels and related efforts to mitigate inflation; a potential recession; the level of U.S. national debt, the U.S. debt credit rating and U.S. budgetary concerns; currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies; unemployment; the availability and cost of credit; trade relations, including the imposition of various sanctions and tariffs in other countries; the duration and severity of the ongoing recovery from the COVID-19 pandemic; energy costs; instability in the banking and financial services sector and geopolitical uncertainty and conflict have contributed to increased volatility and diminished expectations for the economy and the markets in general. In turn, periods of economic slowdown or recession could lead to a reduction in demand for our products and services, which in turn would reduce our revenues and adversely affect our results of operations and our financial position. The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have and may continue to result in higher inflation in the U.S. and globally, which has led to an increase in costs and caused changes in fiscal and monetary policy, including increased interest rates. Other adverse impacts of recent macroeconomic conditions have been and may continue to be supply chain constraints, logistics challenges, and fluctuations in labor availability. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

In an inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and cost commitments are linked to contractual agreements that extend many years into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures. A higher inflationary environment can also negatively impact raw material, component, and logistics costs that, in turn, has increased the costs of producing and distributing our products. For example, inflationary pressures beginning in fiscal year 2023 have resulted in rising costs for certain materials, including increased logistics and duties costs, that have adversely affected our gross margins, which have had a material effect on our business, financial condition or results of operations. Continued pressure from these inflationary factors could further exacerbate these effects.

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

Additionally, rising inflation and the ongoing supply chain challenges and logistics costs have materially affected our gross margins and net income (loss), and we expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of fiscal year 2024, and potentially longer. The uncertain macroeconomic environment, including volatile credit markets and concerns regarding the availability and cost of credit, increased interest rates, inflation, reduced economic growth or a recession, instability in the banking and financial services sector or concerns related to the ongoing recovery from the COVID-19 pandemic, in any of the geographic areas where we do business, could impact consumer and customer demand for our products and services, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions, and the ability of our customers to meet their obligations to us. For example, in the United States, at least one customer has declared bankruptcy in fiscal 2023 causing us to increase our bad debt reserve due to the expectation that they will be unable to pay us. Further, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy platforms. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house the CyberKnife or TomoTherapy platforms, the cost of which can be substantial. These delays have, in some instances, led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders and may cause other customers to postpone their system installation or to cancel their agreements with us. A continuation or further deterioration of the adverse economic environment would further increase delays and order cancellations, or affect our ability to collect from our customers, any of which would continue to adversely affect revenues, and therefore, harm our business and results of operations.

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

As of December 31, 2023, we had an accumulated deficit of $514.7 million. We have incurred net losses, and expect to incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

As of December 31, 2023, we had total consolidated liabilities of approximately $428.7 million; including long-term liabilities of the Notes of $100.0 million, the Revolving Credit Facility of $10.0 million and the Term Loan Facility of $67.0 million, of which $6.7 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

The credit agreement governing the Credit Facilities (the “Existing Credit Agreement”) also includes certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case, subject to certain exceptions. In addition, such agreements require us to meet certain financial covenants, including a consolidated fixed charge coverage ratio and consolidated senior net leverage ratio, as defined in the Existing Credit Agreement. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because substantially all of our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by our lenders. From time to time, we may not be in compliance with such covenants or other terms governing the Credit Facilities and we may be required to obtain waivers or amendments to the Existing Credit Agreement from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing the Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

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

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. The COVID-19 pandemic and the ongoing recovery from the COVID-19 pandemic has adversely impacted the pace at which the backlog converts to revenue. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 through 2022 caused by the COVID-19 pandemic, which resulted in decreased revenue for these periods. These delays in deliveries and installations as a result of the COVID-19 pandemic and the ongoing recovery from the COVID-19 pandemic as well as its effects on the global economic environment have occurred and may continue, to some degree, through the remainder of calendar year 2024, which could have a negative impact on our revenue during such period. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

•
economic or political instability, including volatility related to the current global economic environment and the ongoing recovery from the COVID-19 pandemic;
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

Our operating results may also be affected by a number of other factors, some of which are outside of our control, including:

•
delays in business operations of our customers or vendors, construction at customer sites and installation, including delays caused by the impact of the ongoing recovery from the COVID-19 pandemic or supply chain delays;
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

As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:

•
economic or political instability in the world or in particular regions or countries in which we do business, including the market volatility resulting from the ongoing recovery from the COVID-19 pandemic and related restrictions as well as conflicts or war, such as the Russia-Ukraine and Israel-Hamas conflicts;
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

Our global business could be negatively affected by trade barriers and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Any exports or sales of our products into Russia and Belarus may be impacted by these restrictions. The military conflict in Ukraine has also led to an expansion of sanction programs imposed against Russia by the United States, Canada, the EU, the United Kingdom, Switzerland, and Japan, among others, that in relevant part, impose sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the EU, making it increasingly difficult to transfer money from Russia to other countries. In response to international sanctions, and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and imposed other economic and financial restrictions. If we are unable to receive payment from customers in Russia or transfer money outside of Russia, it could affect our ability to convert backlog from that region into revenue. The situation continues to evolve, and the United States, the EU, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and measures, as well as existing and potential further responses from Russia or other countries, could adversely affect the global economy and financial markets, as well as our business, financial condition and results of operations, which may also magnify the impact of other risks described in this “Risk Factors” section.

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

Governments, public institutions, and other organizations have taken and are taking certain preventative or protective measures to combat the spread of COVID-19 and aid in the ongoing recovery from the COVID-19 pandemic. While we are unable to predict the full impact of the COVID-19 pandemic, and how long any recovery will take, we are closely monitoring the trends in the COVID-19 pandemic and are continually assessing its current and potential effects on our business. For example, as a result of the COVID-19 related restrictions in China, sales in China previously decreased and we have experienced delays in the JV obtaining certain necessary regulatory approvals for a Class B device. Sales in China may continue to experience declines if additional COVID-19 related restrictions are initiated in the future. In addition, as a result of timing delays caused by the COVID-19 pandemic, we have experienced disruptions in our sales and revenue cycle as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. Delays in deliveries and installations as a result of the COVID-19 pandemic and its effects on the global economic environment may continue, to some degree, through the remainder of calendar year 2024, which could have a negative impact on our revenue during such period. These timing delays have been a result of various factors driven by the COVID-19 pandemic, including disruptions in the operations of our customers that have redirected customer resources to the COVID-19 response and away from purchases of capital equipment such as our products, disruptions and restrictions on our ability to travel to customer sites, disruptions in our supply chain, and manufacturing interruptions.

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

Additional impacts may arise that we are not aware of currently; however, the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, the COVID-19 pandemic, the ongoing recovery from the COVID-19 pandemic and the various responses to it, may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.

If we encounter manufacturing problems, or if our manufacturing facilities do not continue to meet federal, state or foreign manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, which would result in delays and lost revenue.

The CyberKnife and TomoTherapy platforms are complex and require the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our linear accelerator components are extremely complex devices and require significant expertise to manufacture, and we may encounter difficulties in scaling up production of the CyberKnife or TomoTherapy platforms, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel, the long lead time required to develop additional radiation shielded facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. In addition, the macroeconomic environment and the ongoing recovery from the COVID-19 pandemic has and may continue to impact the supply of key components such that we may not receive them in a timely manner, in sufficient quantities, or at a reasonable cost. In addition, as a result of COVID-related restrictions in China, we may also experience limitations in the availability of qualified personnel. If component supply or our manufacturing capacity does not keep pace with demand, we will not be able to fulfill product orders or service our products in a timely manner, which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past. For example, in fiscal year 2021, we voluntarily initiated one recall related to the TomoTherapy platform and one recall on the CyberKnife platform; and in fiscal year 2024, we voluntarily initiated one recall related to the Radixact platform, all of which were reported to the FDA. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Our reliance on single‑source suppliers for critical components of the CyberKnife and TomoTherapy platforms could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy platforms, including, with respect to the CyberKnife platform, the robot, couch and magnetron and, with respect to the TomoTherapy platforms, the couch, solid state modulator and magnetron. In addition, as a result of global supply chain disruptions, we have experienced and continue to experience disruptions in parts of our supply chain, which has caused delays in the receipt of certain component parts for our products and increased pricing pressure for such parts, including with respect to parts purchased from our single-source suppliers, adversely affecting our gross margins in the near term, and increasing the risk that these supply chain disruptions could materially affect our ability to meet customer demand. Furthermore, as a result of the effects of the macroeconomic conditions, including rising inflation, the ongoing recovery from the COVID-19 pandemic and associated supply chain challenges, some of our suppliers have limited or reduced the sale of such components to us or increased the cost of such components to us. If these conditions worsen, or if these suppliers were to experience financial difficulties, additional supply chain or other problems that prevents them from supplying us with the necessary components, we could fail to meet product demand, which could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components, including as a result of global shortages in important components, have resulted in, and will continue to cause, inflationary pressure on our supply chain and a significant increase in the costs of these components, which have materially affected and could continue to adversely affect our results of operations. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. Difficulties in obtaining a sufficient supply of component materials continue to increase as well as the costs associated with such components, and we expect such difficulties to persist through at least the remainder of fiscal year 2024, if not longer. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

We generally do not maintain large volumes of inventory, which makes us even more susceptible to harm if a single source supplier fails to deliver components on a timely basis, and maintaining our historical levels of inventory has been adversely impacted by the ongoing recovery from the COVID-19 pandemic and macroeconomic environment. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife or TomoTherapy platforms, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. The disruption or termination of the supply of key components for the CyberKnife or TomoTherapy platforms could harm our ability to manufacture our products in a timely manner or within budget, harm our ability to generate revenue, lead to customer dissatisfaction and adversely affect our reputation and results of operations.

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

We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we face significant competition for key personnel and other employees, from other medical equipment and software manufacturers, technology companies, universities and research institutions. Fluctuations in labor availability globally, including labor shortages and staff burnout and attrition, may also impact our ability to hire and retain personnel critical to our manufacturing, logistics, and commercial operations. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. Moreover, we have in the past conducted reductions in force in order to optimize our organizational structure and reduce costs, and certain senior personnel have also departed for various reasons. For example, in December 2022, we reduced the global workforce by four and half percent and, in October 2023, we informed affected employees of a cost savings initiative to reduce operating expenses resulting in the elimination of approximately 5.9 percent of our global workforce. At the same time, we may face high turnover among employees that are critical to our ongoing operations, requiring us to expend time and resources, including financial resources, to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain key personnel and other employees, we may be unable to continue to grow our business successfully.

Disruption of critical information technology systems, infrastructure and data or cyberattacks or other security breaches or incidents could harm our business and financial condition.

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss, unavailability of or damage to data and intellectual property through a cyberattack (including ransomware and other attacks) or other security breach or incident. While management is committed to identifying and improving data security risks through oversight of data security by our Chief Information Security Officer and implementation of various technical safeguards, procedural requirements and policies, regardless of the resources we allocate and the effectiveness with which we manage them, we face a risk of cyberattacks and other security breaches and incidents. Any cyberattacks or other security breaches or incidents we suffer could expose us to a risk of lost, unavailable, or corrupted information, unauthorized disclosure or other processing of information, claims, litigation and possible liability to employees, customers and others, and investigations and proceedings by regulatory authorities. Additionally, cyberattack activity may be heightened in connection with geopolitical events and conflicts such as the Russia-Ukraine and Israel-Hamas conflicts. In addition to potential exposure to cyberattacks, security incidents, or other actions that may compromise the security of or interfere with the function of our products, defects or vulnerabilities in the software or systems of our third party vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, results of operations, or cash flows and may also harm our reputation, brand, and customer relationships.

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

The California Privacy Rights Act (“CPRA”), approved by California voters in November 2020, became effective on January 1, 2023. The CPRA, significantly modified the CCPA, has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA, as modified by the CPRA, is prompting a wave of similar legislative developments in other states in the U.S., which could potentially create a patchwork of overlapping but different state laws. For example, Virginia, Colorado, Utah, and Connecticut all have enacted state laws that have become, or will become, effective in 2023; Texas, Montana, Oregon, and Florida have adopted laws that will become effective in 2024, Delaware, Iowa, New Jersey and Tennessee have adopted laws that will become effective in 2025; and Indiana has adopted a law that will become effective in 2026. These new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. Other states have enacted other types of privacy legislation, such as Washington’s My Health, My Data Act, which includes a private right of action. Additionally, the U.S. federal government is contemplating privacy legislation. We cannot fully predict the impact of the CCPA, CPRA, or other new or proposed legislation on our business or operations, but the restrictions imposed by these laws and regulations may require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect consumer privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of December 31, 2023, customer contracts with extended payment terms of more than one year amounted to approximately 6% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

The application of tax laws of various foreign jurisdictions and within the United States is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements including our transfer pricing or determine that the manner in which we operate our business does not achieve the intended tax consequences. The application of tax laws can also be subject to conflicting interpretations by tax authorities in the various jurisdictions we operate. It is not uncommon for taxing authorities in different countries to have conflicting views, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes. Further, tax laws are subject to change, which could adversely impact our tax rate. A number of countries, as well as organizations such as the Organization for Economic Cooperation and Development, support the 15% global minimum tax initiative, and have adopted or intend to adopt laws to implement this initiative. Such countries and organizations are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business, which could materially impact our results of operation.

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

Since the enactment of the ACA, CMS continues its efforts to move away from fee for service payments for furnishing items and services in Medicare. As a result of actions taken in 2020 and 2021, CMS has finalized, but not implemented a radiation oncology alternative payment model (“RO-APM”). This model was designed to determine if a site neutral, modality agnostic, episode based payment model would reduce Medicare expenditures and preserve beneficiary quality of care. However, due to the COVID-19 pandemic, implementation of the RO-APM has been delayed several times. On August 29, 2022, CMS published a final rule in the Federal Register, CMS-5527-F2, that delayed the start date of the RO-APM to a date to be determined through future rulemaking. As such, it remains unclear as to if or when CMS will introduce the RO-APM. If implemented, it is unclear what impact, if any, the RO-APM and other government payer initiatives will have on our business and operating results, but uncertainties surrounding the new payment model or other initiatives could pause or otherwise delay the purchase of our products by our customers and any resulting decrease in reimbursement to our customers may result in reduced demand for our services.

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

In addition to the other risk factors described above and below, factors affecting the trading price of our common stock include:

•
impacts to our business, operations or financial condition caused by concerns in connection with the global economic environment, the ongoing recovery from the COVID-19 pandemic or supply chain disruptions;
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

At December 31, 2023, we had $72.8 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Our operations are vulnerable to interruption or loss because of climate change, natural disasters, global or regional health pandemics or epidemics, terrorist acts and other events beyond our control, which has impacted and could in the future adversely affect our business.

Unexpected events beyond our control, including as a result of responses to epidemics or pandemics; fires or explosions; natural disasters, such as hurricanes, floods, tornadoes and earthquakes; war or terrorist activities (including the conflicts between Russia and Ukraine and Israel and Hamas); unplanned outages; supply disruptions; and failures of equipment or systems, including telecommunications systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacturing and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our business, financial condition and results of operation.

Moreover, global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. The impacts of climate change may include physical risks (such as frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs, transition risks, shifts in market trends, and other adverse effects. Such impacts may disrupt parties in our supply chain, our customers, and our operations. We have facilities in countries around the world, including two manufacturing facilities in Madison, Wisconsin and Chengdu, China, each of which is equipped to manufacture unique components of our products. We do not maintain backup manufacturing facilities for any of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in California, which has experienced major earthquakes and fires in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. Further, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations and the operations of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations. For example, China has suffered health epidemics including more recently, COVID-19, which could adversely affect our operations in China, including our manufacturing operations in Chengdu, as well as the operations of the JV and those of our customers.

In addition, risks associated with climate change are subject to increasing societal, regulatory and political focus in the U.S. and globally. While the effects of climate change in the near-and long-term are difficult to predict, shifts in weather patterns caused by climate change are expected to increase the frequency, severity, or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures, or flooding, which could cause more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities, and other customers, reduced workforce availability, increased costs of raw materials and components, increased liabilities, and decreased revenues than what we have experienced in the past from such events. In addition, increased public concern over climate change has and could result in new legal or regulatory requirements designed to mitigate the effects of climate change, including regulating greenhouse gas emissions, alternative energy policies, and sustainability initiatives. There have also been substantial legislative and regulatory developments on climate-related issues, including proposed, issued and implemented legislation and rulemakings that would require companies to assess and/or disclose climate metrics, risks, opportunities, policies and practices by both the Securities and Exchange Commission and California. These initiatives could result in the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations, which could result in increased compliance burden and costs to meet such regulatory obligations and could also impact how we source raw materials from suppliers, our manufacturing operations, and how we distribute our products. There also may be increasing scrutiny and changing expectations from the market and other stakeholders with respect to Environmental, Social, and Governance practices. Any such developments could have a significant effect on our operating and financial decisions, including those involving capital expenditures to comply with new regulatory requirements or stakeholder expectations, which could harm our business, financial condition and results of operations.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the second quarter of fiscal 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Accuray Incorporated Amended and Restated 2016 Equity Incentive Plan and forms of award agreements thereunder	8-K	001-33301	10.1	11/15/2023
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: February 7, 2024
	By:	/s/ Suzanne Winter
Suzanne Winter
President & Chief Executive Officer

	By:	/s/ Ali Pervaiz
Ali Pervaiz
Senior Vice President & Chief Financial Officer