Form 10-Q
period 2024-03-31
ACCURAY INC
filed 2024-05-08
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 1, 2024, there were 99,244,173 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

+

We own or have rights to various trademarks and tradenames used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi‑Art®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision®, AutoSegmentation™, CTrue™, ClearRT™, H™ Series, iDMS®, InCise™, Iris™, CyberKnife M6™ Series, Accuray OIS Connect™, PreciseART®, PreciseRTX®, Treatment Planning System™, TomoDirect™, TomoEDGE™, TomoH®, TomoHD®, TomoHDA™, TomoHelical™, TomoTherapy Quality Assurance™, Radixact®, Onrad ™, S7™, and VOLO™.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	March 31, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$60,450	$89,402
Restricted cash	674	524
Accounts receivable, net of allowance for credit losses of $2,791 and $3,079 as of March 31, 2024, and June 30, 2023, respectively (a)	73,154	74,777
Inventories	159,566	145,150
Prepaid expenses and other current assets (b)	19,043	27,612
Deferred cost of revenue	1,023	568
Total current assets	313,910	338,033
Property and equipment, net	25,387	20,926
Investment in joint venture	13,586	15,128
Operating lease right-of-use assets, net	29,127	25,853
Goodwill	57,682	57,681
Intangible assets, net	70	210
Restricted cash	1,030	1,276
Other assets	21,735	20,107
Total assets	$462,527	$479,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,430	$33,739
Accrued compensation	21,604	23,793
Operating lease liabilities, current	5,279	4,151
Other accrued liabilities	30,703	38,271
Customer advances	15,392	20,777
Deferred revenue	73,734	72,185
Short-term debt	7,248	5,721
Total current liabilities	198,390	198,637
Long-term liabilities:
Operating lease liabilities, non-current	28,217	23,602
Long-term other liabilities	4,969	4,675
Deferred revenue, non-current	23,624	27,079
Long-term debt	166,246	171,562
Total liabilities	421,446	425,555
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of March 31, 2024, and June 30, 2023, respectively; issued and outstanding: 99,244,173 and 96,534,609 shares at March 31, 2024, and June 30, 2023, respectively	99	97
Additional paid-in-capital	563,958	555,276
Accumulated other comprehensive income (loss)	(1,908)	422
Accumulated deficit	(521,068)	(502,136)
Total stockholders' equity	41,081	53,659
Total liabilities and stockholders' equity	$462,527	$479,214

(a)
Includes accounts receivable from the joint venture, an equity method investment, of $17,563 and $10,304 at March 31, 2024, and June 30, 2023, respectively. See Note 13.
(b)
Includes other receivables from the joint venture, an equity method investment, of $100 at June 30, 2023. There were no other receivables from the joint venture at March 31, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net revenue:
Products (a)	$49,603	$62,846	$154,491	$170,738
Services (b)	51,529	55,214	157,771	158,575
Total net revenue	101,132	118,060	312,262	329,313
Cost of revenue:
Cost of products	35,945	43,529	105,977	111,627
Cost of services	36,113	35,813	101,816	101,404
Total cost of revenue (c)	72,058	79,342	207,793	213,031
Gross profit	29,074	38,718	104,469	116,282
Operating expenses:
Research and development (d)	10,909	14,209	40,203	42,942
Selling and marketing	10,318	11,130	31,923	35,511
General and administrative	12,409	11,063	38,656	34,990
Total operating expenses	33,636	36,402	110,782	113,443
Income (loss) from operations	(4,562)	2,316	(6,313)	2,839
Income from equity method investment, net	1,024	2,027	1,028	960
Other expense, net	(2,360)	(3,222)	(10,393)	(8,611)
Income (loss) before provision for income taxes	(5,898)	1,121	(15,678)	(4,812)
Provision for income taxes	444	522	3,254	1,912
Net income (loss)	$(6,342)	$599	$(18,932)	$(6,724)
Net income (loss) per share - basic	$(0.06)	$0.01	$(0.19)	$(0.07)
Net income (loss) per share - diluted	$(0.06)	$0.01	$(0.19)	$(0.07)
Weighted average common shares used in computing net income (loss) per share:
Basic	99,197	95,522	97,838	94,532
Diluted	99,197	97,455	97,838	94,532
Other comprehensive income (loss):
Net income (loss)	$(6,342)	$599	$(18,932)	$(6,724)
Foreign currency translation adjustment	(2,965)	801	(2,330)	(64)
Comprehensive income (loss)	$(9,307)	$1,400	$(21,262)	$(6,788)

(a)
Includes sales of products to the joint venture, an equity method investment, of $15,662 and $55,504 during the three and nine months ended March 31, 2024 and $18,118 and $43,702 during the three and nine months ended March 31, 2023, respectively. See Note 13.
(b)
Includes sales of services to the joint venture, an equity method investment, of $3,982 and $10,970 during the three and nine months ended March 31, 2024 and $2,696 and $8,147 during the three and nine months ended March 31, 2023, respectively. See Note 13.
(c)
Includes cost of revenue from sales to the joint venture, an equity method investment, of $13,887 and $40,260 during the three and nine months ended March 31, 2024 and $13,905 and $29,728 during the three and nine months ended March 31, 2023, respectively.
(d)
Includes charge backs to the joint venture, an equity method investment, related to research and development of $199 during the nine months ended March 31, 2024, and $97 and $1,363 during the three and nine months ended March 31, 2023, respectively. There were no charge backs to the joint venture related to research and development during the three months ended March 31, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2023	96,535	$97	$555,276	$422	$(502,136)	$53,659
Issuance of common stock to employees	192	—	—	—	—	—
Share-based compensation	—	—	2,392	—	—	2,392
Net loss	—	—	—	—	(2,969)	(2,969)
Foreign currency translation adjustment	—	—	—	(2,138)	—	(2,138)
Balance at September 30, 2023	96,727	$97	$557,668	$(1,716)	$(505,105)	$50,944
Issuance of common stock to employees	2,484	2	1,358	—	—	1,360
Tax withholding upon vesting of restricted stock units	(47)	—	(117)	—	—	(117)
Share-based compensation	—	—	2,314	—	—	2,314
Net loss	—	—	—	—	(9,621)	(9,621)
Foreign currency translation adjustment	—	—	—	2,773	—	2,773
Balance at December 31, 2023	99,164	$99	$561,223	$1,057	$(514,726)	$47,653
Issuance of common stock to employees	80	—	—	—	—	—
Share-based compensation	—	—	2,735	—	—	2,735
Net loss	—	—	—	—	(6,342)	(6,342)
Foreign currency translation adjustment	—	—	—	(2,965)	—	(2,965)
Balance at March 31, 2024	99,244	$99	$563,958	$(1,908)	$(521,068)	$41,081

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at June 30, 2022	93,500	$94	$543,211	$2,406	$(492,522)	$53,189
Issuance of common stock to employees	279	—	—	—	—	—
Share-based compensation	—	—	2,906	—	—	2,906
Net loss	—	—	—	—	(5,449)	(5,449)
Foreign currency translation adjustment	—	—	—	(3,655)	—	(3,655)
Balance at September 30, 2022	93,779	$94	$546,117	$(1,249)	$(497,971)	$46,991
Issuance of common stock to employees	1,765	1	1,138	—	—	1,139
Tax withholding upon vesting of restricted stock units	(50)	—	(116)	—	—	(116)
Share-based compensation	—	—	3,136	—	—	3,136
Net loss	—	—	—	—	(1,874)	(1,874)
Foreign currency translation adjustment	—	—	—	2,790	—	2,790
Other			13		(334)	(321)
Balance at December 31, 2022	95,494	$95	$550,288	$1,541	$(500,179)	$51,745
Issuance of common stock to employees	64	1	—	—	—	1
Share-based compensation	—	—	1,559	—	—	1,559
Net income	—	—	—	—	599	599
Foreign currency translation adjustment	—	—	—	801	—	801
Balance at March 31, 2023	95,558	$96	$551,847	$2,342	$(499,580)	$54,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(18,932)	$(6,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,398	3,430
Share-based compensation	7,441	7,601
Amortization of debt issuance costs	711	688
Recovery from credit losses	(145)	(410)
Provision for write-down of inventories	3,682	2,565
Loss on disposal of property and equipment	5	55
Income from equity method investment	(1,028)	(960)
Net revenue deferred from intra-entity profit margin from sales	2,156	1,333
Changes in assets and liabilities:
Accounts receivable	1,869	18,970
Inventories	(22,667)	(9,530)
Prepaid expenses and other assets	4,426	(5,946)
Deferred cost of revenue	(446)	1,176
Accounts payable	11,979	(2,008)
Operating lease liabilities, net of operating lease right-of-use assets	(123)	(153)
Accrued compensation and accrued liabilities	(8,931)	(623)
Customer advances	(5,296)	(3,391)
Deferred revenues	(885)	585
Net cash provided by (used in) operating activities	(21,786)	6,658
Cash flows from investing activities
Purchases of property and equipment	(3,136)	(4,579)
Acquisition of assets	-	(59)
Purchase of intangible asset	-	(67)
Net cash used in investing activities	(3,136)	(4,705)
Cash flows from financing activities
Proceeds from the issuance of common stock to employees	1,360	1,139
Taxes paid related to net share settlement of equity awards	(117)	(116)
Debt issuance costs	-	(248)
Paydown under Term Loan Facility	(4,500)	(4,500)
Repayments of convertible notes	-	(2,865)
Borrowings under Revolving Credit Facility	-	5,000
Net cash used in financing activities	(3,257)	(1,590)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(869)	333
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,048)	696
Cash, cash equivalents and restricted cash at beginning of period	91,202	90,154
Cash, cash equivalents and restricted cash at end of period	$62,154	$90,850
Supplemental non-cash disclosure:
Transfers from inventory to property and equipment, net	$3,285	$-
Leasehold improvement from lease incentive	$2,593	$-
Unpaid purchase of property and equipment and end of period	$174	$104

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024, or for any other future interim period or fiscal year.

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

Risks and Uncertainties

The Company is subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, rising inflation; actions taken to counter inflation, including rising interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; the effects of the COVID-19 pandemic; geopolitical concerns, such as the Russia-Ukraine and Israel-Hamas conflicts and increasing tension between China and the U.S., including with respect to Taiwan; and other factors that may emerge. In particular, the Company is also continuing to navigate supply chain and inflation challenges, and adverse foreign currency exchange rate fluctuations, all of which continues to be a significant headwind that affects the Company’s results of operations.

The Company expects that the business of its customers and its own business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. Delays in deliveries and installations as a result of the COVID-19 pandemic and its effects on the global economic environment may continue, to some degree, through the remainder of calendar year 2024, which could have a negative impact on our revenue during such period. In addition, ongoing supply chain challenges and logistics costs, including difficulties in obtaining a sufficient supply of component materials and increased component costs, have adversely affected the Company's gross margins and net income (loss), and the Company’s current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of calendar year 2024, if not longer. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our revenue during the third quarter of fiscal 2024, which we expect will continue to have an impact through at least fiscal year 2026. Furthermore, certain parts required for the manufacturing and servicing of the Company's products, such as electronic components, are scarce and could be difficult to source, even at increased prices, if the supplier were adversely affected by macroeconomic and geopolitical issues. If such parts become unavailable to the Company, it would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss). The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity, however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time. The Company’s past results may not be indicative of its future performance, and historical trends, including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by geopolitical and macroeconomic conditions. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. The Company, however, is unable to predict with certainty the impact of geopolitical and macroeconomic conditions, including its effect on the global supply chain, inflation and foreign currency exchange rates, will have on its ability to maintain compliance with the debt covenants contained in the credit agreement related to its Credit Facilities (the "Credit Agreement"), including financial covenants regarding the consolidated fixed charge coverage ratio and consolidated senior net leverage ratio. On April 25, 2024, the Company entered into a Third Amendment (the “Amendment”) to the Credit Agreement to update the calculation of Consolidated EBITDA (as defined in the Credit Agreement) to maintain compliance with the debt covenants as of March 31, 2024. Failing to comply with the covenants to the Credit Agreement, as amended, could adversely affect the Company’s ability to finance its future operations or capital needs, withstand a future downturn in its business or the economy in general, engage in business activities, including future opportunities that may be in its interest, and plan for or react to market conditions or otherwise execute its business strategies. The Company’s ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on its future operating performance. In addition, because substantially all of the Company’s assets are pledged as a security under the Credit Facilities, if the Company is not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by the Company’s lenders. Failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or additional amendments to the Credit Agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendments and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the nine months ended March 31, 2024, compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

Changes in the contract assets and liabilities are as follows (dollars in thousands):

			Change
	March 31, 2024	June 30, 2023	$	%
Contract Assets:
Unbilled accounts receivable – current (1)	$14,890	$9,847	5,043	51%
Interest receivable – current (2)	325	379	(54)	(14%)
Long-term accounts receivable (3)	3,103	4,734	(1,631)	(34%)
Interest receivable – non-current (3)	483	673	(190)	(28%)
Contract Liabilities:
Customer advances	15,392	20,777	(5,385)	(26%)
Deferred revenue – current	73,734	72,185	1,549	2%
Deferred revenue – non-current	23,624	27,079	(3,455)	(13%)

(1)
Included in accounts receivable on the unaudited condensed consolidated balance sheets.
(2)
Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
(3)
Included in other assets on the unaudited condensed consolidated balance sheets.

During the nine months ended March 31, 2024, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. During the nine months ended March 31, 2024, contract liabilities changed due to changes in the timing of revenue recognition as a result of changes in shipping timing, modifications to the transaction price, reduced customer deposits for system sales and for which the warranty was deferred.

During the three and nine months ended March 31, 2024, the Company recognized revenue of $14.1 million and $65.3 million, which was included in the deferred revenue balances at June 30, 2023. During the three and nine months ended March 31, 2023, the Company recognized revenue of $17.9 million and $73.4 million, which was included in the deferred revenue balances at June 30, 2022.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of March 31, 2024, total remaining performance obligations amounted to $959.9 million. Of this total amount, $63.8 million related to long-term warranty and non-cancellable post-warranty services, which is the estimated revenue expected to be recognized over the remaining service period and warranty period for systems that have been delivered (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's remaining performance obligations related to long-term warranty and non-cancellable post-warranty services as of March 31, 2024 (in thousands):

	Fiscal years of revenue recognition
	2024	2025	2026	Thereafter
Long-term warranty and non-cancellable post-warranty services	$7,991	$28,735	$18,712	$8,358

For the remaining $896.1 million of performance obligations (i.e., open systems sales, upgrades, training and other miscellaneous items), the Company estimates 27% to 30% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. The Company anticipates a portion of its open contracts may never result in revenue recognition primarily due to the long sales cycle and factors outside of its control, including changes to its customers' needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. Based on historical experience and management's best estimate, approximately 24% of the Company’s $849.6 million open system sales contracts as of March 31, 2024 may never result in revenue.

Capitalized Contract Costs

As of March 31, 2024 and June 30, 2023, the balance of capitalized costs to obtain a contract was $13.6 million and $11.0 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the unaudited condensed consolidated balance sheets.

Expenses related to capitalized costs to obtain a contract consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Amortization of capitalized contract costs	$1,297	$973	$2,940	$2,820
Impairment loss on capitalized contracts	34	156	110	556

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

A summary of the Company’s financing receivables is presented as follows (in thousands):

	March 31, 2024	June 30, 2023
Financing receivables	$4,193	$5,854
Allowance for credit losses	(798)	(798)
Total, net	$3,395	$5,056
Reported as:
Current	$1,496	$2,016
Non-current	1,899	3,040
Total, net	$3,395	$5,056

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Raw materials	$63,193	$62,945
Work-in-process	16,619	17,469
Finished goods	79,754	64,736
Inventories	$159,566	$145,150

The Company's inventories on the unaudited condensed consolidated balance sheets are net of reserves.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Value added tax receivables	$3,766	$12,023
Prepaid commissions	5,637	5,866
Capitalized contract costs	1,834	1,782
Income tax receivable	1,148	495
Other prepaid assets	4,773	5,763
Other current assets	1,885	1,683
Total prepaid and other current assets	$19,043	$27,612

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Machinery and equipment	$45,286	$44,779
Leasehold improvements	31,372	26,641
Computer and office equipment	6,321	7,798
Software	11,269	5,191
Furniture and fixtures	1,641	1,581
Construction in progress	2,330	13,499
	98,219	99,489
Less: Accumulated depreciation	(72,832)	(78,563)
Property and equipment, net	$25,387	$20,926

At March 31, 2024, software includes $8.1 million in capitalized costs for the completed transition of the Company's new enterprise resource planning system in August 2023. The Company will depreciate the enterprise resource planning system over five years. Depreciation expense related to property and equipment was $1.6 million and $4.3 million during the three and nine months ended March 31, 2024, respectively, and $1.1 million and $3.3 million during the three and nine months ended March 31, 2023, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Capitalized contract costs	$11,718	$9,244
Long-term accounts receivable	3,103	4,734
Capitalized software costs to be sold	4,011	2,853
Deferred tax asset	833	860
Other long-term assets	2,070	2,416
Total other assets	$21,735	$20,107

Capitalized software costs to be sold were $4.0 million and $2.9 million as of March 31, 2024 and June 30, 2023, respectively. There was no amortization expense or amounts written down to net realizable value for the capitalized software costs to be sold during the three and nine months ended March 31, 2024, and June 30, 2023.

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Value added tax liabilities	$4,609	$12,709
Commissions due to third parties	5,090	10,499
Refunds due to customers	6,838	3,364
Accrued consulting	940	2,599
Accrued royalties	2,366	2,398
Interest payable	1,436	453
Income tax payable	1,910	900
Other liabilities	7,514	5,349
Total other accrued liabilities	$30,703	$38,271

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

The components of accumulated other comprehensive income (loss) in the stockholders' equity section of the Company’s unaudited condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2024	June 30, 2023
Cumulative foreign currency translation adjustment	$(4,662)	$(2,332)
Defined benefit pension obligation	2,754	2,754
Accumulated other comprehensive income (loss)	$(1,908)	$422

Statements of Operations

Other expense, net, consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Interest expense	$(2,884)	$(2,724)	$(8,728)	$(7,630)
Foreign currency exchange gain (loss)	861	(244)	(1,373)	(528)
Other, net	(337)	(254)	(292)	(453)
Total other expense, net	$(2,360)	$(3,222)	$(10,393)	$(8,611)

Note 4. Leases

The Company has operating leases for corporate offices and warehouse facilities worldwide. Additionally, the Company leases cars, copy machines and laptops that are considered operating leases. Some of the Company’s leases are non-cancellable operating lease agreements with various expiration dates through June 2035. As of March 31, 2024, the Company had committed to payments of $1.6 million related to operating lease agreement where the lease term had not yet commenced as of March 31, 2024, but is expected to commence during the remainder of calendar year 2024 with a lease term of five years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore, are not factored into the determination of lease payments.

The following table provides information related to the Company’s operating leases (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Operating lease costs (1)	$2,039	$2,354	$7,049	$7,005
Short-term operating lease costs	98	67	231	298
Cash paid for amounts included in the measurement of lease liabilities	1,987	2,461	7,012	6,904

(1)
Excludes expenses related to short-term lease operating costs.

Operating lease right-of-use assets and operating lease liabilities consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Operating lease right-of-use assets
Balance at the beginning of period	$25,853	$16,798
Lease assets added	8,464	17,157
Amortization for the period	(5,190)	(8,102)
Balance at the end of period	$29,127	$25,853

Operating lease liabilities
Balance at the beginning of period	$27,753	$19,020
Lease liabilities added	10,617	16,834
Repayment and interest accretion	(4,874)	(8,101)
Balance at the end of period	$33,496	$27,753

Current portion of operating lease liabilities	$5,279	$4,151
Non-current portion of operating lease liabilities	28,217	23,602

Maturities of operating lease liabilities as of March 31, 2024 are presented in the table below (dollars in thousands):

Amount
2024 (remaining three months)	$1,962
2025	4,987
2026	5,963
2027	5,917
2028	4,805
Thereafter	27,650
Total operating lease payments	51,284
Less: imputed interest	(17,788)
Present value of operating lease liabilities	$33,496
Weighted average remaining lease term (in years)	8.7
Weighted average discount rate	10.0%

Note 5. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Balance at the beginning of the period	$57,681	$57,840
Currency translation	1	(159)
Balance at the end of the period	$57,682	$57,681

The Company performed its annual goodwill impairment test in the second quarter of fiscal year 2024 and determined that there was no impairment to goodwill. In the third quarter of fiscal year 2024, the Company determined that its decline in cash flows and a downward adjustment to the fiscal year 2024 annual guidance constituted triggering events for the impairment of goodwill. The Company performed an interim goodwill impairment test and it determined that there was no impairment to goodwill as of March 31, 2024. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Purchased Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, consisted of the following (in thousands):

	March 31, 2024			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Patent license	$1,000	$(1,000)	$-	$1,000	$(893)	$107
Other intangibles	132	(62)	70	132	(29)	103
Total intangible assets	$1,132	$(1,062)	$70	$1,132	$(922)	$210

The Company did not identify any triggering events that would indicate a potential impairment of its definite-lived intangible and long-lived assets as of March 31, 2024.

The estimated future amortization expense of acquired intangible assets, net, as of March 31, 2024, is as follows (in thousands):

Amount
2024 (remaining three months)	$11
2025	44
2026	15
Total estimated future amortization expense	$70

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

The notional amount of the Company's outstanding forward currency exchange contracts consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Swiss Franc	$38,637	$26,867
Chinese Yuan	5,310	249
Euro	15,613	17,885
British Pound	1,307	516
Indian Rupee	8,215	3,539
Korean Won	900	—
Canadian Dollar	1,400	—
Japanese Yen	9,151	12,492
Total outstanding forward currency exchange contracts	$80,533	$61,548

Gains and losses on the Company's foreign currency forward contracts are recorded in Other expense, net, on the Company's unaudited condensed consolidated statements of operations. The following table provides information about the gain or loss associated with the Company’s derivative financial instruments not designated as hedging instruments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Foreign currency exchange gain (loss) on forward contracts	$(1,577)	$127	$(1,436)	$888

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

•
Level 1— Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.
•
Level 2— Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in non-active markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by other observable market data.
•
Level 3— Unobservable inputs that cannot be corroborated by observable market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Assets and Liabilities That Are Measured at Fair Value

As of March 31, 2024, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated or notional value of $80.5 million. The fair value of the underlying currency, based upon the March 31, 2024 exchange rate, was $80.3 million, which it considers to be a Level 2 fair value measurement.

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

The table below summarizes the carrying value and estimated fair value of the 3.75% Convertible Senior Notes due 2026, Term Loan Facility, and the Revolving Credit Facility (in thousands):

	March 31, 2024		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes due 2026	$98,632	$90,712	$98,189	$98,265
Term Loan Facility	64,862	64,862	69,094	69,094
Revolving Credit Facility	10,000	10,000	10,000	10,000
Total	$173,494	$165,574	$177,283	$177,359

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2024.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers, agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2024.

Guarantees

As of March 31, 2024 and June 30, 2023, the Company had various bank guarantees totaling $1.1 million and $1.3 million, respectively, primarily related to bidding processes with customers.

Royalty Agreement

The Company enters into software license agreements with third parties that require royalty payments for each license used. In connection with such agreements, the Company recorded royalty costs of $0.4 million and $1.3 million during the three and nine months ended March 31, 2024, respectively, and $0.7 million and $1.8 million during the three and nine months ended March 31,

2023, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had approximately $2.4 million and $2.4 million in accrued royalty payments as of March 31, 2024, and June 30, 2023, respectively, related to royalty agreements.

Restructuring Charges

On October 25, 2023, the Company informed affected employees of a cost savings initiative to reduce operating expenses resulting in the elimination of approximately 5.9 percent of the Company’s global workforce. The Company did not record any restructuring charges during the three months ended March 31, 2024, and recorded $2.6 million in restructuring charges during the nine months ended March 31, 2024. These charges are cash-based and are primarily related to severance expenses and other one-time termination benefits. The Company paid approximately $0.5 million and $2.4 million in cash for the restructuring charges during the three and nine months ended March 31, 2024, respectively. At March 31, 2024, the Company has a remaining accrual of $0.2 million, which is included in accrued compensation on the unaudited condensed consolidated balance sheets, and expects to pay the remaining amounts over the remainder of fiscal year 2024.

Note 9. Debt

The Company's outstanding debt as of March 31, 2024 and June 30, 2023, is as follows (in thousands):

	March 31, 2024			June 30, 2023
	Principal Amount	Unamortized Debt Costs	Net Carrying Amount	Principal Amount	Unamortized Debt Costs	Net Carrying Amount
3.75% Convertible Senior Notes due 2026	$100,000	$(1,368)	$98,632	$100,000	$(1,811)	$98,189
Term Loan Facility	65,500	(638)	64,862	70,000	(906)	69,094
Revolving Credit Facility	10,000	—	10,000	10,000	—	10,000
Total debt	$175,500	$(2,006)	$173,494	$180,000	$(2,717)	$177,283
Reported as:
Short-term debt			$7,248			$5,721
Long-term debt			166,246			171,562
Total debt			$173,494			$177,283

3.75% Convertible Senior Notes due June 2026

In May 2021, the Company issued $100.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due June 2026 (the “3.75% Convertible Notes due 2026”) under an indenture agreement between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. As of March 31, 2024, the if-converted value of its 3.75% Convertible Notes due 2026 did not exceed the outstanding principal amount.

Credit Facilities

The Company has a $40.0 million revolving credit facility (the “Revolving Credit Facility”) and a five-year $80.0 million term loan (the “Term Loan Facility”) and together with the Revolving Credit Facility, the “Credit Facilities”). In fiscal year 2024, interest on the borrowings under the Credit Facilities is payable in arrears on the applicable interest payment date, at an annual interest rate of reserve-adjusted, 90-day term Secured Overnight Financing Rate (subject to a 0.50% floor) plus a margin between 2.50% and 3.25% margin, determined by the Consolidated Senior Net Leverage Ratio (as defined in the Credit Agreement). The weighted average effective interest rate on the Term Loan Facility and Revolving Credit Facility was approximately 8.4% and 8.6% respectively, during the nine months ended March 31, 2024.

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

The Credit Agreement contains restrictions and covenants applicable to the Company and its subsidiaries. Among other requirements, the Company may not permit the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the Credit Agreement or the consolidated senior net leverage ratio to be greater than a certain specified ratio for each fiscal quarter during the term of the Credit Agreement. On April 25, 2024, the Company entered into the Amendment to update the calculation of Consolidated EBITDA (as defined in the Credit Agreement) to maintain compliance with the debt covenants as of March 31, 2024.

A summary of interest expense on the 3.75% Convertible Notes due 2026, the Revolving Credit Facility, and the Term Loan Facility is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Interest expense related to contractual interest coupon	$2,623	$2,472	$7,945	$6,866
Interest expense related to amortization of debt issuance costs	236	241	711	688
Total	$2,859	$2,713	$8,656	$7,554

Note 10. Stock Incentive Plan and Employee Stock Purchase Plan

The following table presents details of share-based compensation expenses, by functional line item, noted within the Company's operating expenses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Cost of revenue	$422	$263	$1,048	$1,072
Research and development	413	246	1,094	1,017
Selling and marketing	556	298	1,401	1,242
General and administrative	1,344	752	3,898	4,270
Total share-based compensation	$2,735	$1,559	$7,441	$7,601

On November 9, 2023, the Company’s stockholders approved amending and restating the Company’s 2016 Equity Incentive Plan to increase the number of shares of the Company’s common stock available for issuance by 5.0 million shares.

Note 11. Net Income (Loss) Per Common Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding share awards. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows (in thousands, except for per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(6,342)	$599	$(18,932)	$(6,724)
Denominator:
Weighted average shares outstanding - basic	99,197	95,522	97,838	94,532
Dilutive effect of potential common shares	—	1,933	—	—
Weighted average shares outstanding - diluted	99,197	97,455	97,838	94,532
Basic net income (loss) per share	$(0.06)	$0.01	$(0.19)	$(0.07)
Diluted net income (loss) per share	$(0.06)	$0.01	$(0.19)	$(0.07)
Anti-dilutive share-based awards, excluded	14,514	6,495	14,514	14,402

The potentially dilutive shares of the Company’s common stock are excluded from the computation of diluted net income (loss) per share when their effect would have been anti‑dilutive. Additionally, the outstanding 3.75% Convertible Notes due 2026 are included in the calculation of diluted net loss per share only if their inclusion is dilutive for periods during which the 3.75% Convertible Notes due 2026 were outstanding. The shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes due 2026 as of three and nine months ended March 31, 2024 and 2023 totaled approximately 17.1 million shares and were not included in the basic and diluted net income (loss) per common share as the effect of adding the shares were anti-dilutive.

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

The following summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Americas	$21,270	$34,160	$65,569	$89,364
EIMEA	37,858	37,983	121,191	114,393
China	19,125	22,165	68,715	57,443
Japan	15,200	16,524	38,440	43,712
Asia Pacific, excluding China	7,679	7,228	18,347	24,401
Total	$101,132	$118,060	$312,262	$329,313

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived assets, which consists of property, plant and equipment, net, and operating lease right-of-use assets are as follows (in thousands):

	March 31,	June 30,
	2024	2023
Americas	$46,055	$41,569
EIMEA	6,387	3,074
China	1,232	501
Japan	602	1,096
Asia Pacific, excluding China	238	539
Total	$54,514	$46,779

Note 13. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. As of March 31, 2024, the Company owned a 49% interest in the JV, which is reported as an investment in joint venture on the Company’s unaudited condensed consolidated balance sheets.

The Company applies the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes the 49% proportionate share of the JV income (loss) on a one-quarter lag due to the timing of the availability of the JV’s financial records. The Company recognizes revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of such reporting period.

The following table shows the reconciliation between the carrying value of the Company's investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	March 31, 2024	June 30, 2023
Carrying value of investment in joint venture	$13,586	$15,128
Deferred intra-entity profit margin	7,893	5,737
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$16,759	$16,145

As of March 31, 2024, the Company’s carrying value of the investment in the JV was decreased for the Company's proportional share of the JV's currency translation adjustment by $0.5 million. As of June 30, 2023, the Company’s carrying value of the investment in the JV for the Company's proportional share of the JV's currency translation adjustment was not material.

Summarized financial information of the JV is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Statement of Operations Data:	2024	2023	2024	2023
Revenue	$45,173	$36,831	$99,485	$87,554
Gross profit	7,401	6,931	16,014	15,246
Net income	2,091	4,159	2,098	1,991
Net income attributable to the Company	1,024	2,027	1,028	960

Summarized Balance Sheet Data:	As of December 31, 2023	As of December 31, 2022
Assets
Current assets	$107,893	$88,010
Non-current assets	13,417	17,364
Total assets	$121,310	$105,374
Liabilities and Stockholders' Equity
Current liabilities	$86,554	$74,990
Non-current liabilities	134	547
Stockholders' equity	34,622	29,837
Total liabilities and stockholders' equity	$121,310	$105,374

The following table shows the activity of the Company’s net revenue recognized from intra-entity profit margin from sales (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Sales recognized from released deferred intra-entity profit margin	$662	$1,071	$6,975	$7,486
Deferred intra-entity profit margin from sales	(3,112)	(3,390)	(9,131)	(8,819)
Net revenue deferred from intra-entity profit margin from sales (1)	$(2,450)	$(2,319)	$(2,156)	$(1,333)

(1)
Profit earned by the Company from the JV is eliminated through cost of goods sold until it is realized; such profits would generally be considered realized when the inventory has been sold through to third parties.

Note 14. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income tax expense, which were primarily related to foreign taxes, of $0.4 million and $3.3 million during the three and nine months ended March 31, 2024, respectively, and $0.5 million and $1.9 million during the three and nine months ended March 31, 2023, respectively.

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

As of March 31, 2024, the Company’s gross unrecognized tax benefits were $21.6 million, of which $21.2 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Interest and penalties accrued on unrecognized tax benefits and are recorded as a component of income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2024, and results of operations for the three and nine months ended March 31, 2024 and 2023 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; expectations regarding our cost savings initiatives, including our reduction in our global workforce and any related costs; our expectations regarding backlog and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; expectations regarding our strategy in China and our China joint venture as well as its expected impact on our business; expectations regarding our new enterprise resource planning system, SAP; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the global macroeconomic conditions and the COVID-19 pandemic on our financial results and business as well as the business of our customers and suppliers; expectations regarding delays in deliveries and installations and its impact on our business; expectations regarding inflation, supply chain challenges and heightened logistics costs and its impact on our business, including gross margins and net income (loss); expectations regarding revenue from the Americas region; expectations regarding the timing of deliveries and revenue conversion related to China; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; expectations related to our leases; the amount of unrecognized tax amounts; the sufficiency of our cash, cash equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Current Economic Conditions

We are subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, rising inflation; actions taken to counter inflation, including rising interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets, the effects of the COVID-19 pandemic; geopolitical concerns, such as the Russian-Ukraine and Israel-Hamas conflicts and increasing tension between China and the U.S., including with respect to Taiwan; and other factors that may emerge. In particular, we are continuing to navigate supply chain and inflation challenges and adverse foreign currency exchange rate fluctuations, all of which continues to have a negative impact on our results of operations.

We expect that our customers’ business and our business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. Delays in deliveries and installations as a result of the COVID-19 pandemic and the ongoing recovery from the COVID-19 pandemic as well as its effects on the global economic environment have occurred and may continue, to some degree, through the remainder of calendar year 2024, which could have a negative impact on our revenue during such period. Rising inflation and the ongoing supply chain challenges and logistics costs have materially affected our gross margins and net income (loss), and we expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of calendar year 2024, and potentially longer. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our revenue during the third quarter of fiscal year 2024, which we expect will continue to have an impact through at least fiscal year 2026. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time.

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

Restructuring

On October 25, 2023, we informed affected employees of a cost savings initiative (the “2024 restructuring initiative”) to reduce operating costs resulting in the elimination of approximately 5.9 percent of our global workforce. We did not incur any restructuring charges in the three months ended March 31, 2024, and incurred charges of $2.6 million during the nine months ended March 31, 2024. These charges are cash-based and are primarily related to severance expenses and other one-time termination benefits. We will record the restructuring charges of the affected employees in their respective department cost center. The restructuring charges recorded during the nine months ended March 31, 2024 are as follows: cost of sales $0.2 million, research and development $1.7 million, sales and marketing $0.1 million, and general and administrative $0.6 million. We paid approximately $0.5 million and $2.4 million in cash for the restructuring charges during the three and nine months ended March 31, 2024, respectively. At March 31, 2024, we have a remaining accrual of $0.2 million, which is included in accrued compensation on the unaudited condensed consolidated balance sheets, and expect to pay the remaining amounts over the remainder of calendar year 2024.

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

Our backlog includes contractual agreements with our customers for the purchase of our CyberKnife or TomoTherapy platforms, including the Radixact Systems and related upgrades. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and age-ins, and foreign currency fluctuations. We cannot provide assurance that we will convert backlog into recognized revenue, primarily due to factors outside of our control, such as:

•
Orders could be cancelled for reasons such as, changes in customers’ priorities or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. Cancellations are outside of our control and are difficult to forecast however, we continue to work closely with our customers to minimize the impact of cancellations on our business;
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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Gross orders	$89,086	$73,764	$246,676	$222,647
Age-ins	-	11,749	13,572	24,165
Age-outs	(25,837)	(26,446)	(97,196)	(118,972)
Cancellations	-	(5,210)	(8,841)	(6,670)
Currency impacts and other	(2,454)	880	(7,070)	(5,994)
Net orders	$60,795	$54,737	$147,141	$115,176
Order backlog at the end of the period	$503,220	$506,587	$503,220	$506,587

Gross Orders and Book to Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period, adjusted for any revisions to existing orders during the period.

Gross orders increased by $15.3 million primarily due to a $28.1 million increase in CyberKnife System gross orders and upgrades, partially offset by a $12.8 million decrease in TomoTherapy System gross orders and upgrades during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year. System gross orders primarily increased from the EIMEA and Asia Pacific regions, partially offset by a decrease in system gross orders from China during three months ended March 31, 2024, as compared to the same period in the prior fiscal year.

Gross orders increased by $24.0 million primarily due to a $43.6 million increase in CyberKnife System gross orders and upgrades, partially offset by a $19.6 million decrease in TomoTherapy System gross orders and upgrades during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year. System gross orders increased from the EIMEA and Asia Pacific regions, partially offset by a decrease in system gross orders from the China and Americas regions during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year.

Our book to bill ratio is defined as gross orders for the period divided by product revenue for the period. Our book to bill ratio was 1.8 and 1.6 during the three and nine months ended March 31, 2024, respectively, as compared to 1.2 and 1.3 during the three and nine months ended March 31, 2023, respectively. A book-to-bill ratio greater than 1.2 indicates strong demand for our products. This metric allows management to monitor our business development efforts to ensure we grow our backlog and our business over time.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs net of age-ins, foreign currency impacts and other adjustments during the period.

Net orders increased by $6.1 million during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to an increase in gross orders and a decrease in cancellations, partially offset by having no age-ins during the three months ended March 31, 2024. Net orders increased by $32.0 million during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to an increase in gross orders and a decrease in age-outs, partially offset by a decrease from age-ins.

Results of Operations — Three and nine months ended March 31, 2024 and 2023

Net revenue

Net revenue by sales classification is as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2024	2023	Percent Change	2024	2023	Percent Change
Products (a)(c)	$49,603	$62,846	(21)%	$154,491	$170,738	(10)%
Services (b)	51,529	55,214	(7)%	157,771	158,575	(1)%
Net revenue	$101,132	$118,060	(14)%	$312,262	$329,313	(5)%
Products revenue as a percentage of net revenue	49%	53%		49%	52%
Service revenue as a percentage of net revenue	51%	47%		51%	48%

(a)
Includes sales of products to the joint venture, an equity method investment, of $15,662 and $55,504 during the three and nine months ended March 31, 2024 and $18,118 and $43,702 during the three and nine months ended March 31, 2023, respectively. See Note 13.
(b)
Includes sales of services to the joint venture, an equity method investment, of $3,982 and $10,970 during the three and nine months ended March 31, 2024 and $2,696 and $8,147 during the three and nine months ended March 31, 2023, respectively. See Note 13.
(c)
The three and nine months ended March 31, 2024 includes revenue from certain upgrades that were recorded in services net revenue in the three and nine months ended March 31, 2023.

Products net revenue decreased $13.2 million and $16.2 million during the three and nine months ended March 31, 2024, respectively, as compared to the same periods in the prior fiscal year, mostly driven by a lower volume of shipments of system units of our TomoTherapy System and CyberKnife System. Products net revenue was negatively impacted by reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the Americas region for the three months ended March 31, 2024, which we expect will continue to have an impact on products net revenue through at least fiscal year 2026.

Services net revenue decreased $3.7 million and $0.8 million during the three and nine months ended March 31, 2024, respectively, as compared to the same periods in the prior fiscal year, primarily due to a decrease in revenue from training and installations as a result of fewer systems put into service during the period, and a decrease in revenue from the purchase of spare parts by customers due to lower system sales during the period, partially offset by an increase in revenue from service contracts as a result of an increase in our installed base.

Net revenue by geographic region, based on the shipping location of our customers, is as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2024	2023	Percent Change	2024	2023	Percent Change
Americas	$21,270	$34,160	(38)%	$65,569	$89,364	(27)%
EIMEA	37,858	37,983	(0)%	121,191	114,393	6%
China	19,125	22,165	(14)%	68,715	57,443	20%
Japan	15,200	16,524	(8)%	38,440	43,712	(12)%
Asia Pacific, excluding China	7,679	7,228	6%	18,347	24,401	(25)%
Net revenue	$101,132	$118,060	(14)%	$312,262	$329,313	(5)%

Net revenue decreased $16.9 million during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to a lower volume of shipments to the Americas and China regions, and a decrease in service revenue in the Americas region. During the three months ended March 31, 2024, Japan net revenue included a $1.5 million unfavorable impact from foreign exchange. Additionally, revenues from the Americas region for the three months ended March 31, 2024 was negatively impacted by reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, which we expect will continue to have an impact through at least fiscal year 2026.

Net revenue decreased $17.1 million during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to a lower volume of shipments to the Americas, Asia Pacific and Japan regions and a decrease in service revenue in the Americas region, partially offset by an increase in revenues due to a higher volume of shipments to the EIMEA and China regions and an increase in service revenue from China. During the nine months ended March 31, 2024, EIMEA net revenue included a $4.2 million favorable impact from foreign exchange and Japan net revenue had a $2.6 million unfavorable impact from foreign exchange.

Gross Profit

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2024	2023	Percent Change	2024	2023	Percent Change
Gross profit	$29,074	$38,718	(25)%	$104,469	$116,282	(10)%
Total gross profit as a percentage of net revenue	28.7%	32.8%		33.5%	35.3%

Gross profit decreased by $9.6 million and $11.8 million during the three and nine months ended March 31, 2024, respectively, as compared to the same periods in the prior fiscal year, primarily due to a decrease in revenue from the lower volume of shipments.

Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2024	2023	Percent Change	2024	2023	Percent Change
Research and development	$10,909	$14,209	(23)%	$40,203	$42,942	(6)%
Selling and marketing	10,318	11,130	(7)%	31,923	35,511	(10)%
General and administrative	12,409	11,063	12%	38,656	34,990	10%
Total operating expenses	$33,636	$36,402	(8)%	$110,782	$113,443	(2)%
Research and development as a percentage of net revenue	11%	12%		13%	13%
Selling and marketing as a percentage of net revenue	10%	9%		10%	11%
General and administrative as a percentage of net revenue	12%	9%		12%	11%
Total operating expenses as a percentage of net revenue	33%	31%		35%	34%

Research and development expenses decreased by $3.3 million and $2.7 million during the three and nine months ended March 31, 2024, respectively, as compared to the same periods in the prior fiscal year, primarily due to lower compensation and benefit costs of $2.4 million and $1.5 million, respectively, as a result of lower headcount from the 2024 restructuring initiative in the second quarter of fiscal year 2024.

Selling and marketing expenses decreased by $0.8 million and $3.6 million during the three and nine months ended March 31, 2024, respectively, as compared to the same periods in the prior fiscal year. The decrease during the three months ended March 31, 2024, was primarily due to $0.4 million in lower compensation and benefit costs. The decrease during the nine months ended March 31, 2024 was primarily due to $2.8 million in lower compensation and benefit costs resulting from the restructuring initiative in fiscal year 2023, and a $0.6 million decrease in consulting costs due to cost-cutting efforts, partially offset by a $0.5 million increase in trade show expenses.

General and administrative expenses increased by $1.3 million and $3.7 million during the three and nine months ended March 31, 2024, respectively, as compared to the same periods in the prior fiscal year. The increase during the three months ended March 31, 2024, was primarily due to a $0.6 million increase in both consulting costs and additional amortization expenses related to the implementation of our enterprise resource planning system in the first quarter of fiscal year 2024, and a $0.6 million increase primary due to the recovery of credit losses in the prior year period. The increase during the nine months ended March 31, 2024, was primarily due to a $3.6 million increase in both consulting costs and additional amortization expenses related to the implementation of our enterprise resource planning system in the first quarter of fiscal year 2024, a $1.2 million increase in facility expenses, which were partially offset by a $2.4 million in lower compensation and benefit costs.

Income on equity method investment, net

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2024	2023	Percent Change	2024	2023	Percent Change
Income from equity method investment	$1,024	$2,027	(49)%	$1,028	$960	7%

Income from equity method investment, which relates to our JV, decreased by $1.0 million during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to higher operating expenses, partially offset by an increase in the sale of systems and service revenue. Income from equity method investment increased by $0.1 million in the nine months ended March 31, 2024, primarily due to an increase in the sale of systems and service revenue, offset by higher operating expenses.

Other Expense, net

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2024	2023	Percent Change	2024	2023	Percent Change
Interest expense	$(2,884)	$(2,724)	6%	$(8,728)	$(7,630)	14%
Foreign currency transaction gain (loss)	861	(244)	(453)%	(1,373)	(528)	160%
Other, net	(337)	(254)	(33)%	(292)	(453)	(36)%
Total other expense, net	$(2,360)	$(3,222)	(27)%	$(10,393)	$(8,611)	21%

Other expense, net, decreased by $0.9 million during the three months ended March 31, 2024 as compared to the same period in the prior fiscal year, primarily due to a gain from foreign currency transactions due to a stronger U.S. Dollar in some regions. Other expense, net, increased during the nine months ended March 31, 2024, primarily due to an increase in interest expense as a result of higher interest rates on our Credit Facility and an increase in foreign currency transaction losses.

Provision for Income Taxes

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2024	2023	Percent Change	2024	2023	Percent Change
Provision for income taxes	$444	$522	(15)%	$3,254	$1,912	70%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. The provision for income taxes decreased by $0.1 million during the three months ended March 31, 2024, primarily due to an additional expense in the prior year period for a tax audit in Japan. The provision for income taxes increased by $1.3 million during nine months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to an increase in foreign earnings and deferred tax liability on unremitted foreign earnings, as compared to prior fiscal year.

Liquidity and Capital Resources

At March 31, 2024, we had $60.5 million in cash and cash equivalents. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the ongoing recovery from the COVID-19 pandemic, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations, instability in the banking sector and the risks included in Part II, Item 1A titled “Risk Factors.” In particular, we expect rising inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least the remainder of calendar year 2024, if not longer. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by macroeconomic conditions and ongoing recovery from the COVID-19 pandemic.

On October 25, 2023, we informed affected employees of the 2024 restructuring initiative. We incurred a charge of $2.6 million and paid $2.4 million during the nine months ended March 31, 2024. We expect the remaining amounts to be paid over the remainder of calendar 2024.

Our liquidity and cash flows have been and could continue to be materially impacted by current macroeconomic factors, including facility closures, supply chain disruptions, rising inflation, foreign currency exchange rate fluctuations, increased volatility in the financial markets, instability in the banking sector, tightening of credit markets which could impact debt availability, and the ongoing recovery from the COVID-19 pandemic. These factors have and could continue to negatively impact our business operations and cash flows for the foreseeable future, including reductions in revenue, decreases in gross margin and delays in payments from customers, as well as declines or delays in the conversion of backlog to revenue. Certain of our revenue may not be collectible to the extent our customers suffer financial difficulty and, in fiscal 2023, we increased our bad debt reserve to account for potentially uncollectible revenue. For example, in the United States, at least one customer declared bankruptcy in fiscal 2023 causing us to increase our bad debt reserve due to the expectation that they will be unable to pay us. Accordingly, there remain uncertainties as to how the ongoing recovery from the COVID-19 pandemic and the current macroeconomic environment will impact our business, results of operations, access to sources of liquidity and financial condition in the future. As a result, we are unable to predict with certainty the impacts of these factors on our ability to maintain compliance with the financial covenants contained in the credit and security agreements related to our credit facilities. On April 25, 2024, the Company entered into the Third Amendment (the “Amendment”) to the Credit Agreement as defined below) to update the calculation of Consolidated EBITDA (as defined in the Credit Agreement) to maintain compliance with the debt covenants as of March 31, 2024.

In May 2021, we issued $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. Concurrently, with the issuance of the convertible notes, in May 2021, we entered into a senior secured credit agreement with Silicon Valley Bank, individually as a lender and agent, and the other lenders (the “Credit Agreement”), which provides for a five-year $80 million term loan facility (the “Term Loan Facility”) and a $40 million revolving credit facility (the “Revolving Credit Facility”). As of March 31, 2024, we had an outstanding balance under the Term Loan Facility of $65.5 million and Revolving Credit Facility of $10.0 million. Refer to Note 9. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan Facility, the Revolving Credit Facility and our Convertible Notes outstanding as of March 31, 2024.

Additionally, the undistributed earnings of our foreign subsidiaries at March 31, 2024, for all countries except Japan, France, and Switzerland are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of our foreign earnings could be subject to income taxes. As of March 31, 2024, we had $10.2 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there will be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated.

Our cash flows for the nine months ended March 31, 2024 and 2023 are summarized as follows (in thousands):

	Nine Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(21,786)	$6,658
Net cash used in investing activities	(3,136)	(4,705)
Net cash used in financing activities	(3,257)	(1,590)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(869)	333
Net increase (decrease) in cash, cash equivalents and restricted cash	$(29,048)	$696

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended March 31, 2024 was from a net loss of $18.9 million and a decrease from the net changes from assets and liabilities of $20.1 million, partially offset by an increase from non-cash items of $17.2 million.

•
Non-cash items primarily consisted of share-based compensation expense of $7.4 million, depreciation and amortization expense of $4.4 million, the provision for write-down of inventories of $3.7 million, and $2.2 million in deferrals from intra-entity profit margin from sales to the JV.

•
The major contributors to the decrease from the net changes of assets and liabilities during the nine months ended March 31, 2024 were as follows: a $22.7 million increase in inventories primarily due to increased purchases of materials to meet expected demand; a $8.9 million decrease in accrued liabilities primarily due to the payment of value added tax payables and a decrease in accrued compensation, and a $5.3 million decrease in customer advances due to lower sales in the third quarter of fiscal year 2024, partially offset by a $12.0 million increase in accounts payable that was primarily due to the timing of payments and a $4.5 million decrease in prepaid expenses and other assets primarily due to a decrease in value added tax receivables.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.1 million during the nine months ended March 31, 2024 and was for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended March 31, 2024 was due to the scheduled payment of $4.5 million for the principal amount outstanding on our Term Loan Facility, partially offset by $1.4 million in proceeds from issuance of common stock to employees.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the nine months ended March 31, 2024 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2023.

Inflation

We experienced rising costs for certain materials, including increased logistics and duties costs that adversely affected our gross margins and net income (loss), and had a material effect on our business, financial condition and results of operations for fiscal year 2023 and the first nine months of fiscal year 2024. We expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of calendar year 2024, and potentially longer. Continued pressure from inflationary factors, such as further increases in the cost of materials for our products, cost of labor, interest rates, overhead costs, logistics and duties costs could further exacerbate these effects and harm our business, operating results, and financial condition.

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

During the nine months ended March 31, 2024, there have been no material changes to the critical accounting policies and estimates, previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K filed with the SEC on September 7, 2023.

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

During the three and nine months ended March 31, 2024 and 2023, one customer represented 10% or more of total net revenue. As of March 31, 2024, and June 30, 2023, we had one customer that accounted for 10% or more of our total accounts receivable, net.

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

We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. We have developed a foreign exchange risk management policy to mitigate foreign currency exchange rate fluctuation risk. As of March 31, 2024, we had entered into foreign currency forward contracts to purchase or sell foreign currencies with a stated or notional value of approximately $80.5 million. These foreign currency forward contracts do not qualify for hedge accounting treatment and all changes in fair value are reported in earnings as part of other expense, net. We have not entered into any other types of derivative financial instruments for trading or speculative purpose.

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk including, but not limited to the Credit Facilities and Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and the Secured Overnight Financing Rate (“SOFR”). As of March 31, 2024, our borrowings under the Term Loan Facility totaling $65.5 million and Revolving Credit Facility totaling $10.0 million, are both subject to a 90-day SOFR (subject to a 0.50% floor) plus a margin between 2.50% and 3.25% as determined by the Consolidated Senior Net Leverage Ratio as defined in the credit agreement governing the Credit Facilities. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by a 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 9. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligation.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Other than discussed above, there were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024, that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. Concerns over economic and political stability; inflation levels and related efforts to mitigate inflation; a potential recession; the level of U.S. national debt, the U.S. debt credit rating and U.S. budgetary concerns; currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies; unemployment; the availability and cost of credit; trade relations, including the imposition of various sanctions and tariffs in other countries; the duration and severity of the ongoing recovery from the COVID-19 pandemic; energy costs; instability in the banking and financial services sector and geopolitical uncertainty and conflict have contributed to increased volatility and diminished expectations for the economy and the markets in general. In turn, periods of economic slowdown or recession could lead to a reduction in demand for our products and services, which in turn would reduce our revenues and adversely affect our results of operations and our financial position. The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have and may continue to result in higher inflation in the U.S. and globally, which has led to an increase in costs and caused changes in fiscal and monetary policy, including increased interest rates. Other adverse impacts of recent macroeconomic conditions that have impacted us and may continue to impact us are foreign exchange rate fluctuations, supply chain constraints, logistics challenges, and fluctuations in labor availability. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

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

Additionally, rising inflation and the ongoing supply chain challenges and logistics costs have materially affected our gross margins and net income (loss), and we expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of calendar year 2024, and potentially longer. The uncertain macroeconomic environment, including volatile credit markets and concerns regarding the availability and cost of credit, increased interest rates, inflation, reduced economic growth or a recession, instability in the banking and financial services sector or concerns related to the ongoing recovery from the COVID-19 pandemic, in any of the geographic areas where we do business, could impact consumer and customer demand for our products and services, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions, and the ability of our customers to meet their obligations to us. For example, in the United States, at least one customer declared bankruptcy in fiscal 2023 causing us to increase our bad debt reserve due to the expectation that they will be unable to pay us. Further, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy platforms. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house the CyberKnife or TomoTherapy platforms, the cost of which can be substantial. These delays have, in some instances, led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders and may cause other customers to postpone their system installation or to cancel their agreements with us. Reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have also negatively impacted our revenue during the third quarter of fiscal year 2024, which we expect will continue to have an impact through at least fiscal year 2026. A continuation or further deterioration of the adverse economic environment would further increase delays and order cancellations, or affect our ability to collect from our customers, any of which would continue to adversely affect revenues, and therefore, harm our business and results of operations.

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

As of March 31, 2024, we had an accumulated deficit of $521.1 million. We have incurred net losses, and expect to incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

As of March 31, 2024, we had total consolidated liabilities of $421.4 million; including long-term liabilities of the Notes of $100.0 million, the Revolving Credit Facility of $10.0 million and the Term Loan Facility of $65.5 million, of which $7.2 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

The credit agreement governing the Credit Facilities (the “Existing Credit Agreement”) also includes certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case, subject to certain exceptions. In addition, such agreements require us to meet certain financial covenants, including a consolidated fixed charge coverage ratio and consolidated senior net leverage ratio, as defined in the Existing Credit Agreement. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because substantially all of our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by our lenders. From time to time, we may not be in compliance with such covenants or other terms governing the Credit Facilities and we may be required to obtain waivers or amendments to the Existing Credit Agreement from our lenders in order to maintain compliance. For example, we entered into a third amendment to the Existing Credit Agreement on April 25, 2024 to update the calculation of Consolidated EBITDA (as defined in the Existing Credit Agreement) to maintain compliance with our debt covenants as of March 31, 2024. There can, however, be no certainty that any such waiver or amendment will be available to us in the future, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or relevant amendments and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing the Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

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

Our global business could be negatively affected by trade barriers and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Any exports or sales of our products into Russia and Belarus may be impacted by these restrictions. For instance, we are not able to ship certain spare or replacement parts into Russia and Belarus, which impacts our distributor's ability to service our installed base in such countries. The military conflict in Ukraine has also led to an expansion of sanction programs imposed against Russia by the United States, Canada, the EU, the United Kingdom, Switzerland, and Japan, among others, that in relevant part, impose sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the EU, making it increasingly difficult to transfer money from Russia to other countries. In response to international sanctions, and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and imposed other economic and financial restrictions. If we are unable to receive payment from customers in Russia or transfer money outside of Russia, it could affect our ability to convert backlog from that region into revenue. The situation continues to evolve, and the United States, the EU, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and measures, as well as existing and potential further responses from Russia or other countries, could adversely affect the global economy and financial markets, as well as our business, financial condition and results of operations, which may also magnify the impact of other risks described in this “Risk Factors” section.

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

In addition, the COVID-19 pandemic and other factors impacted the global supply chain, causing disruptions to service providers, logistics and the flow and availability of supplies and products. In particular, we have experienced disruptions in parts of our supply chain that have resulted in delays in the receipt of certain components for our products that have also delayed shipments of our products as well as increased pricing pressure for such parts. These ongoing supply chain challenges and logistics costs have affected our gross margins and net income (loss), and our current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of calendar year 2024, if not longer. Furthermore, certain parts required for the manufacturing and servicing of our products are scarce and becoming increasingly difficult to source, even at increased prices. If such parts become unavailable to us, we would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss). Additionally, to protect the health and well-being of our employees, suppliers, and customers, we have implemented remote work arrangements. Other impacts of the COVID-19 pandemic have included and could include significant and unpredictable reductions in the demand for our products; a deepening of the changes to the operations and workflows of our customers that could result in increased customer defaults or delays in payment; additional delays, cancellations and redirection of planned capital expenditures and installations of our system by our customers to focus resources on COVID-19; a reduction or interruption in any of our manufacturing processes resulting in our inability to meet demand for our products or services; or closures of our key facilities or the facilities of our customers or suppliers. For example, cancellations of orders have increased due to the COVID-19 pandemic. Further, a lack of coordinated response on or compliance with risk mitigation with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business.

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

Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing, sale, installation, servicing, and support of medical device products. We may be held liable if one of our CyberKnife or TomoTherapy platforms or our software, including the Precision Treatment Planning with iDMS Data Management System software, causes or contributes to injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to be used to perform complex surgical and therapeutic procedures involving delivery of radiation to the body, defects, even if small, could result in a number of complications, some of which could be serious and could harm or kill patients. Any alleged weaknesses in physician training and services associated with our products may result in unsatisfactory patient outcomes and product liability lawsuits. It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation and create adverse publicity. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs that may not be covered by insurance and be time-consuming to defend. We may also be subject to claims for personal injury, property damage or economic loss related to, or resulting from, any errors or defects in our products, or the installation, servicing and support of our products, or any professional services rendered in conjunction with our products. Adverse publicity related to any product liability actions may cause patients to be less receptive to radiation therapy generally or our products specifically and could also result in additional regulation that could adversely affect our ability to promote, manufacture and sell our products. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts of coverage. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or labeling, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which our systems or software may be used, any of which could harm our reputation and business and result in a decline in revenue.

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past. For example, in fiscal year 2024, we voluntarily initiated one recall related to the Radixact platform, which was reported to the FDA. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Our reliance on single‑source suppliers for critical components of the CyberKnife and TomoTherapy platforms could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy platforms, including, with respect to the CyberKnife platform, the robot, couch and magnetron and, with respect to the TomoTherapy platforms, the couch, solid state modulator and magnetron. In addition, as a result of global supply chain disruptions, we have experienced and continue to experience disruptions in parts of our supply chain, which has caused delays in the receipt of certain component parts for our products and increased pricing pressure for such parts, including with respect to parts purchased from our single-source suppliers, adversely affecting our gross margins in the near term, and increasing the risk that these supply chain disruptions could materially affect our ability to meet customer demand. Furthermore, as a result of the effects of the macroeconomic conditions, including rising inflation, the ongoing recovery from the COVID-19 pandemic and associated supply chain challenges, some of our suppliers have limited or reduced the sale of such components to us or increased the cost of such components to us. If these conditions worsen, or if these suppliers were to experience financial difficulties, additional supply chain or other problems that prevents them from supplying us with the necessary components, we could fail to meet product demand, which could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components, including as a result of global shortages in important components, have resulted in, and will continue to cause, inflationary pressure on our supply chain and a significant increase in the costs of these components, which have materially affected and could continue to adversely affect our results of operations. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. Difficulties in obtaining a sufficient supply of component materials could increase as well as the costs associated with such components, and we expect such difficulties to persist through at least the remainder of fiscal year 2024, if not longer. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

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

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss, unavailability of or damage to data and intellectual property through a cyberattack (including ransomware and other attacks) or other security breach or incident. While management is committed to identifying and improving data security risks through oversight of data security by our Chief Information Security Officer and implementation of various technical safeguards, procedural requirements and policies, regardless of the resources we allocate and the effectiveness with which we manage them, we face a risk of cyberattacks and other security breaches and incidents. Any cyberattacks or other security breaches or incidents we suffer could expose us to a risk of lost, unavailable, or corrupted information, unauthorized disclosure or other processing of information, claims, litigation and possible liability to employees, customers and others, and investigations and proceedings by regulatory authorities. Artificial intelligence ("AI") technologies may be used to increase the frequency or intensity of certain cyberattacks, which may increase our risks presented by cyberattack activity. Additionally, cyberattack activity may be heightened in connection with geopolitical events and conflicts such as the Russia-Ukraine and Israel-Hamas conflicts. In addition to potential exposure to cyberattacks, security incidents, or other actions that may compromise the security of or interfere with the function of our products, defects or vulnerabilities in the software or systems of our third-party vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, results of operations, or cash flows and may also harm our reputation, brand, and customer relationships.

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

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personal information and other data, the scope of which is continually evolving and subject to differing interpretations. Our worldwide operations mean that we are subject to privacy, cybersecurity and data protection laws and regulations in many jurisdictions to varying degrees, and that some of the data we process, store and transmit may be transmitted across countries. For example, in the U.S., privacy and security rules implementing the Health Insurance Portability and Accountability Act (“HIPAA”) require us as a business associate, in certain instances, to protect the confidentiality of patient health information, and the Federal Trade Commission has consumer protection authority, including regarding privacy and cybersecurity. In Europe, the GDPR imposes several stringent requirements for controllers and processors of personal data that impose substantial obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, the Data Protection Act of 2018 and the UK GDPR collectively implement material provisions of the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues.

Data transfer and localization requirements also appear to be increasing and becoming more complex. With regard to transfers to the U.S. of personal data from our employees and European customers and users, both the EU-U.S. Privacy Shield and standard contractual clauses issued by the European Commission (the “EU SCCs”) have been subject to legal challenge. In July 2020, the Court of Justice of the European Union (“CJEU”) released a decision in the Schrems II case (Data Protection Commissioner v. Facebook Ireland, Schrems) (the “CJEU Decision”), declaring the EU-U.S. Privacy Shield invalid and imposing additional obligations in connection with the use of the EU SCCs, another mechanism for cross-border personal data transfers from the European Economic

Area (“EEA”). Although the EU SCCs remain a valid means to transfer personal data from the EEA, the CJEU imposed additional obligations in connection with their use and, on June 4, 2021, the European Commission issued revised EU SCCs that address certain concerns of the CJEU. The United Kingdom also has issued new standard contractual clauses (the “UK SCCs”) that became effective March 21, 2022, and which are required to be implemented. In March 2022, the EU and U.S. reached an agreement in principle on a new EU-U.S. Data Privacy Framework (“DPF”). In October 2022, the U.S. issued an executive order in furtherance of the DPF, on which basis the European Commission adopted an adequacy decision with respect to the DPF in July 2023, allowing its implementation and availability for companies to use to legitimize transfers of personal data from the E.U. to the U.S. It remains unclear, however, whether this new framework will be appropriate for us to rely upon. The DPF has already faced a legal challenge and it may be subject to additional challenges. Additionally, the European Commission’s adequacy decision regarding the DPF provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. The CJEU Decision, the revised EU SCCs and UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, and the United Kingdom, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

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

The California Privacy Rights Act (“CPRA”), approved by California voters in November 2020, became effective on January 1, 2023. The CPRA, significantly modified the CCPA, has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA, as modified by the CPRA, is prompting a wave of similar legislative developments in other states in the U.S., which could potentially create a patchwork of overlapping but different state laws. For example, Virginia, Colorado, Utah, and Connecticut all have enacted state laws that have become, or will become, effective in 2023; Texas, Montana, Oregon, and Florida have adopted laws that will become effective in 2024, Delaware, Iowa, Nebraska, New Jersey and Tennessee have adopted laws that will become effective in 2025; and Indiana has adopted a law that will become effective in 2026. These new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. Other states have enacted other types of privacy legislation, such as Washington’s My Health, My Data Act, which includes a private right of action. Additionally, the U.S. federal government is contemplating privacy legislation. We cannot fully predict the impact of the CCPA, CPRA, or other new or proposed legislation on our business or operations, but the restrictions imposed by these laws and regulations may require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect consumer privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

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

We have incorporated and continue to work to further incorporate artificial intelligence into our products, services, and internal operations. Implementation of artificial intelligence and machine learning technologies may result in legal and regulatory risks, reputational harm. or other adverse consequences to our business

We have integrated AI, including machine learning, in certain of our products, services and internal operations. Further, certain of our third-party vendors utilize AI and machine learning technologies in furnishing services to us. As with many technological innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. Our products utilize, and we plan to further examine, develop and introduce, machine learning algorithms, predictive analytics, and other AI technologies to offer new or upgraded solutions and enhance our capabilities. If these AI or machine learning models are incorrectly designed, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws or contracts to which we are a party. Additionally, many countries and regions, including the United States and EU, have proposed new and evolving regulations related to the use of AI and machine learning technologies. The regulations may impose onerous obligations and may require us to unexpectedly rework or reevaluate improvements to be compliant. Use of AI technologies may expose us to an increased risk of regulatory enforcement and litigation. Moreover, some of the AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection.

Though we have taken steps to be thoughtful in our development, training, and implementation of AI, it could pose certain risks to our customers, including patients, clinicians, and healthcare institutions, and it is not guaranteed that regulators will agree with our approach to limiting these risks or to our compliance more generally. Risks can include, but are not limited to, the potential for errors or inaccuracies in the algorithms or models used by AI, the potential for bias or inaccuracies in the data used to train the AI, the potential for improper processing of personal information, and the potential for cybersecurity breaches that could compromise patient data or product functionality. Such risks could negatively affect the performance of our products, services, and business, as well as our reputation and the reputations of our customers, and we could incur liability through the violation of laws or contracts to which we are a party or civil claims.

Continued consolidation in the healthcare industry could have an adverse effect on our business, financial condition, or results of operations.

The healthcare industry has been consolidating, and organizations continue to consolidate purchasing decisions for many of our customers, particularly in the United States. Numerous initiatives and reforms by legislators, regulators, and third-party payors to curb the rising cost of healthcare have catalyzed a consolidation of aggregate purchasing power within the markets in which we sell our products. As the healthcare industry consolidates, competition to provide products and services is expected to continue to intensify, resulting in pricing pressures and decreased average selling prices. In addition, for smaller hospitals or groups that do not consolidate with larger networks, these entities may face increasing cost and/or competitive pressures, which could impact their ability to purchase additional products and services from us or make contractual payments over time. We expect that market demand, government regulation, third-party payor coverage and reimbursement policies, government contracting requirements, new entrants, technology, and societal pressures will continue to change the worldwide healthcare industry, resulting in further consolidation, which may exert further downward pressure on prices of our products and services and may have a material adverse impact on our business, financial condition, or results of operations.

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

Customer service is a critical element of our sales strategy. Third party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of macroeconomic factors or COVID-19, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, in recent years, we have experienced delays in shipment of parts to customers as well as increased freight and logistics expenses, which were the result of macroeconomic factors. In the current environment, this could intensify if such factors continue to disrupt the global supply chain. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs may continue through the remainder of calendar year 2024, if not longer. If this continues for longer than we expect or if any of the above occurs our customers may experience further delays and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

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

Our primary products are the CyberKnife and TomoTherapy platforms. We expect to generate substantially all of our revenue for the foreseeable future from sales of and service contracts for the CyberKnife and TomoTherapy platforms. The CyberKnife and TomoTherapy platforms have lengthy sales and purchase order cycles because they are major capital equipment items and require the approval of senior management at purchasing institutions. In addition, sales to some of our customers are subject to competitive bidding or public tender processes. These approval and bidding processes can be lengthy. Selling our systems, from first contact with a potential customer to a complete order, generally spans six months to 30 months and involves personnel with multiple skills. The sales process in the U.S. typically begins with pre‑selling activity followed by sales presentations and other sales related activities. After the customer has expressed an intention to purchase a CyberKnife or TomoTherapy platform, we negotiate and enter into a definitive purchase contract with the customer. The negotiation of terms that are not standard for Accuray may require additional time and approvals. Typically, following the execution of the contract, the customer begins the building or renovation of a radiation‑shielded facility to house the CyberKnife or TomoTherapy platform, which together with the subsequent installation of the CyberKnife or TomoTherapy platform, can take up to 24 months to complete. In order to construct this facility, the customer must typically obtain radiation device installation permits, which are granted by state and local government bodies, each of which may have different criteria for permit issuance. If a permit was denied for installation at a specific hospital or treatment center, our CyberKnife or TomoTherapy platform could not be installed at that location. In addition, some of our customers are cancer centers or facilities that are new, and in these cases, it may be necessary for the entire facility to be completed before the CyberKnife or TomoTherapy platform can be installed, which can result in additional construction and installation delays. Our sales and installations of CyberKnife and TomoTherapy platforms tend to be heaviest during the third month of each fiscal quarter.

Under our revenue recognition policy, we recognize revenue attributable to a CyberKnife or TomoTherapy platform and related upgrades when control of a platform or upgrade is transferred, which generally happens when a system or upgrade is shipped, while an element of installation is deferred until performed. Events beyond our control may delay shipment or installation and the satisfaction of contingencies required to receive cash inflows and recognition of revenue associated with shipment or installation. Such events may include a delay in the construction at the customer site or customer delay in obtaining receipt of regulatory approvals such as certificates of need. In addition, disruption in operations of certain customers caused by the COVID-19 pandemic or other macroeconomic factors have resulted in delays in construction, shipment or installation and some have failed to timely pay their obligations when due. For example, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our revenue during the third quarter of fiscal year 2024, which we expect will continue to have an impact through at least fiscal year 2026. If the events which are beyond our control delay the customer from obtaining funding or financing of the entire transaction, we may not be able to recognize revenue for the sale of the entire system because the collectability of contract consideration is not reasonably assured.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of March 31, 2024, customer contracts with extended payment terms of more than one year amounted to approximately 4% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

Federal net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account). It is uncertain if and to what extent various states will conform to the Tax Act Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). In addition, utilization of our net operating loss and credit carryforwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Additionally, one of the provisions under the Tax Cuts and Jobs Act that became effective in tax years beginning after December 31, 2021 required the capitalization and amortization of research and experimental expenditures, and although this change did not have an impact on our current consolidated financial statements, it may have an impact on future periods as our research and experimental expenditures have been a material amount on our financial statements.

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

Conflict minerals. The Dodd Frank Wall Street Reform and Consumer Protection Act and the rules promulgated by the SEC under such act require companies, including Accuray, to disclose the existence in their products of certain metals, known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries. These rules require investigative efforts, which has caused and will continue to cause us to incur associated costs, could adversely affect the sourcing, availability and pricing of minerals used in our products and may cause reputational harm if we determine that certain of our components contain such conflict minerals or if we are unable to alter our processes or sources of supply to avoid using such materials, all of which could adversely impact sales of our products and results of operations.

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

In addition, since the adoption of the ACA, other legislation designed to keep federal healthcare costs down has been proposed or passed. For example, under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, Medicare payments for all items and services under Parts A and B incurred on or after April 1, 2013 have been reduced by up to 2%. In 2020 and 2021, during the COVID-19 pandemic, Congress passed several laws including the CARES Act and Consolidated Appropriations Act of 2021, that temporarily suspended the 2% sequestration. At the end of 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which extended the suspension on the 2% sequestration through March 31, 2022, and adjusted the sequester to 1% for the period between April 1, 2022 and June 30, 2022. Future federal legislation may impose further limitations on the coverage or amounts of reimbursement available for our products from governmental agencies or third‑party payors. These limitations could have a negative impact on the demand for our products and services, and therefore on our financial position and results of operations.

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

At March 31, 2024, we had $60.5 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

In addition, risks associated with climate change are subject to increasing societal, regulatory and political focus in the U.S. and globally. While the effects of climate change in the near-and long-term are difficult to predict, shifts in weather patterns caused by climate change are expected to increase the frequency, severity, or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures, or flooding, which could cause more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities, and other customers, reduced workforce availability, increased costs of raw materials and components, increased liabilities, and decreased revenues than what we have experienced in the past from such events. In addition, increased public concern over climate change has and could result in new legal or regulatory requirements designed to mitigate the effects of climate change, including regulating greenhouse gas emissions, alternative energy policies, and sustainability initiatives. Although the SEC issued an order implementing a stay of its final climate-related disclosure rules, there have also been substantial legislative and regulatory developments on climate-related issues, including proposed, issued and implemented legislation and rulemakings that would require companies to assess and/or disclose climate metrics, risks, opportunities, policies and practices by both the Securities and Exchange Commission and California. These initiatives could result in the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations, which could result in increased compliance burden and costs to meet such regulatory obligations and could also impact how we source raw materials from suppliers, our manufacturing operations, and how we distribute our products. There also may be increasing scrutiny and changing expectations from the market and other stakeholders with respect to Environmental, Social, and Governance practices. Any such developments could have a significant effect on our operating and financial decisions, including those involving capital expenditures to comply with new regulatory requirements or stakeholder expectations, which could harm our business, financial condition and results of operations.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the third quarter of fiscal 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Third Amendment to Credit Agreement among Registrant, as the Borrower, the several banks and other financial institutions or entities party hereto, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, issuing lender and swingline lender, dated as of April 25, 2024.	—	—	—	—	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: May 8, 2024
	By:	/s/ Suzanne Winter
Suzanne Winter
President & Chief Executive Officer

	By:	/s/ Ali Pervaiz
Ali Pervaiz
Senior Vice President & Chief Financial Officer