Form 10-K
period 2024-06-30
ACCURAY INC
filed 2024-09-19
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant based on the last sale price for such stock on December 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter was: $194,140,524. Shares of the registrant’s common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2024, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 100,267,900.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2024 Annual Meeting of stockholders to be filed within 120 days of our fiscal year end (the “2024 Proxy Statement”) are incorporated by reference in Part III of this Form 10‑K.

ACCURAY INCORPORATED

YEAR ENDED June 30, 2024

FORM 10‑K

ANNUAL REPORT

We own or have rights to various trademarks and tradenames used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi‑Art®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision®, AutoSegmentation™, CTrue™, H™ Series, iDMS®, InCise™, Iris™, CyberKnife M6™ Series, Accuray OIS Connect™, PreciseART®, PreciseRTX®, Treatment Planning System™, TomoDirect™, TomoEDGE™, TomoH®, TomoHD®, TomoHDA™, TomoHelical™, TomoTherapy Quality Assurance™, Radixact®, Onrad ™, S7™, Accuray Helix™, CyberComm™, AEX®, ClearRT® , XChange®, and VoLO™.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K includes forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding expectations and beliefs regarding the effect of macroeconomic conditions, inflation and the upcoming U.S. presidential election on our operations and financial results as well as the markets and industry in general; future revenues and expenses, including our expectations regarding timing of recognition of revenue from performance obligations and our expectations regarding the impact of supply chain issues; our sales, distribution and marketing efforts; reimbursement rates and its effects on our business; regulatory requirements, including our compliance with applicable regulations; future orders and expectations regarding our book-to-bill ratio; the radiation therapy market; expectations regarding the economic impact of cancer; our strategy; our products and offerings, including their capabilities and benefits and anticipated benefits to patients and physicians; the factors that contribute to the long-term success of our products; our suppliers and manufacturing facilities; our intellectual property rights; the expected impact of changes in laws and regulations, including regulatory and tax laws; our expectations regarding litigation matters; our expectations regarding future capital requirements; our expectations regarding our liquidity and capital resources; our earnings or other financial results; our expectations regarding new products and features; our expectations regarding our joint venture with CNNC High Energy Equipment (Tianjin) Co., Ltd (the “JV”); our expectations regarding our debt, including our outstanding convertible notes and credit facility; our expectations regarding the effects of foreign currency fluctuations; and other statements using words such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “seek,” “should,” “will” and “would,” and words of similar import and the negatives thereof. Accuray Incorporated (“we,” “our,” or the “Company”) has based these forward‑looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Forward‑looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Factors that could contribute to such differences include, but are not limited to, those discussed under “Risk Factors” in Part I, Item 1A of this report. These forward‑looking statements speak only as of the date of this Annual Report on Form 10‑K and are subject to business and economic risks. We undertake no obligation to update or revise any forward‑looking statements to reflect any event or circumstance that arises after the date of this report except as required by applicable law.

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
•
Powerful treatment planning software that reduces the time to create high quality treatment plans and the time it takes to deliver patient treatments as compared to the prior planning software, so clinicians can treat more patients each day.
•
One-of-a-kind imaging solution designed to produce exceptional diagnostic-like quality CT images, quickly and cost-effectively.
•
Automated tools that help to identify the interfraction changes for which re-planning is clinically beneficial and facilitate adaptation of the radiation dose to precisely conform to the patient’s tumor.
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

We were incorporated in California in 1990 and commenced operations in 1992. We reincorporated in Delaware in 2007. Our principal offices in the United States are located in Madison, Wisconsin and Santa Clara, California.

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

Continue to expand the radiosurgery market. The CyberKnife System is a robotic radiosurgery system capable of treating tumors throughout the body. There is an extensive body of published literature supporting the use of the CyberKnife System in the treatment of various targets, including cancers, benign tumors, or functional diseases. Radiosurgery is a commonly used procedure among neurosurgeons, specializing in radiosurgery, who require the high level of precision found with surgery, yet want to offer their brain tumor patients a non-invasive option. With more than 30 years of clinical evidence, the CyberKnife System offers distinct advantages in the treatment of diseases in the head, base of the skull, and spine. These areas of the body require extremely accurate treatment because of the proximity of the tumors to critical radiosensitive structures that may impact a person’s ability to perform basic functions and to think, see, hear, walk and breathe.

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

Expand sales in international markets. We intend to continue to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. Outside of the United States, we currently have regional offices in Morges, Switzerland, Hong Kong, China, Shanghai, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada, combined with distributors in Europe, Russia, the Middle East, Africa, the Asia Pacific region, and Latin America. Many of these countries however, are not highly developed at this time and therefore, sales opportunities may be limited. We intend to increase our international revenue by focused additions of direct sales personnel in targeted areas to further penetrate our most promising international markets, and additional distributors, strategic partnerships, or joint ventures where opportune.

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
•
In fiscal 2021, we announced a collaboration with Brainlab to enhance and expand the CyberKnife platform’s capabilities for the neuro-radiosurgery market. In fiscal 2022, we signed an agreement with C-RAD to provide customers with a solution for deep inspiration breath hold (“DIBH”) using the C-RAD Catalyst+ HD and

Radixact System and with Limbus AI (now Radformation) to augment our adaptive radiotherapy capabilities by leveraging Limbus’ artificial intelligence (“AI”)-driven autocontouring algorithms.
•
In fiscal 2023, we announced a global, commercial partnership with GE Healthcare, intended to enable both companies to advance personalized cancer care and offer solutions throughout the care pathway from precision diagnostics, precision treatment planning and delivery to precision monitoring post-treatment.
•
In fiscal 2024, we announced a collaboration agreement with Oncopole Claudius Regaud (IUCT-Oncopole) in France, and Airbus SAS, a leader in the aerospace industry, to develop an artificial intelligence driven solution for predicting radiotherapy system performance. We also announced an agreement with TrueNorth Medical Physics LLC to provide radiation oncology departments with third-party support services that are complementary and supplementary to those already supplied by Accuray.

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

The Accuray Precision® TPS with the VOLO Optimizer software on the CyberKnife S7 System enables customers to significantly improve operational efficiency by reducing both the time to create high quality treatment plans and the time it takes to deliver patient treatments. The next-generation TPS with the VOLO Optimizer facilitates the development of clinically optimal treatment plans up to an estimated 90 percent faster than before and the delivery of the treatment up to an estimated 50 percent faster than before the availability of this software.

We believe the CyberKnife platform offers clinicians and patients the following benefits over other vendors’ radiation therapy systems in the market:

The only truly robotic system in the market. The CyberKnife platform features a compact linear accelerator mounted on a highly maneuverable robotic arm that moves around the resting patient while delivering isocentric or non-isocentric, non-coplanar treatment radiation beams from potentially thousands of unique angles, tailoring radiation delivery to minimize the dose to healthy tissue, while maintaining sub-millimeter accuracy and precision even for targets that move during treatment. We believe the CyberKnife platform is the clinical solution to choose when accuracy, flexibility, speed, and patient comfort are essential.

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

Treatment of tumors throughout the body. The CyberKnife platform has been cleared by the Food and Drug Administration (“FDA”) to provide treatment planning and image‑guided radiation treatment for tumors anywhere in the body where radiation treatment is indicated. By comparison, traditional frame‑based radiosurgery systems are generally limited to treating brain tumors with some using cobalt 60 radioactive material, which decays over time and is difficult and expensive to replace. The CyberKnife platform is being used for the treatment of primary and metastatic tumors outside the brain, including tumors on or near the spine and in the breast, kidney, liver, lung, pancreas and prostate, in addition to tumors in the brain, with the same sub‑millimeter accuracy in every disease site.

Real‑time tracking of tumor movement. The CyberKnife platform is designed to accommodate all forms of patient and tumor motion, even while the treatment is being delivered. With the Accuray-exclusive Synchrony AI-driven tumor tracking with dynamic delivery technology, the CyberKnife platform enables smaller treatment margins around the tumor, minimizing the amount of healthy tissue exposed to high-dose radiation.

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

Upgradeable modular design. The CyberKnife platform has a modular design that facilitates the implementation of upgrades that often do not require our customers to purchase an entirely new system to gain the benefits of new features. We continue to work to develop and offer new clinical capabilities enhancing ease of use, reducing treatment times, improving accuracy and improving patient access. The main components and options of the CyberKnife platform include: compact X‑band linear accelerator; robotic manipulator arm, real‑time image‑guidance system with continuous target tracking and correction.

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

Synchrony Skull, Spine and Lung Tracking Systems. The Synchrony Skull, Spine and Lung Tracking Systems allow for tracking of tumors without the need for implanted markers in the skull, spine and the lung.

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

Diagnostic-like quality kVCT images enable better visualization of tumors, dose verification and re-planning. We launched ClearRT™ helical kVCT imaging technology for the Radixact System. The Radixact System seamlessly integrates with ClearRT helical kVCT high-fidelity imaging, providing clinicians with an option to produce exceptional diagnostic-like quality CT images, quickly and cost-effectively, to improve patient care. ClearRT imaging brings low dose diagnostic-like kVCT imaging quality, the largest imaging field of view available on a radiation delivery system at 50 cm (diameter) by 135 cm (long), and speed, as evidenced by its ability to capture a 1-meter image in only 1 minute. ClearRT delivers enhanced imaging capabilities compared to conventional linear accelerator systems that rely on cone-beam CT (“CBCT”) imaging, and as an alternative to MR-based radiation therapy systems that can be complex and cost prohibitive to use. ClearRT offers excellent uniformity and low noise across the entire image, improved soft tissue visualization while maintaining exceptional spatial resolution, which is intended to enhance the versatility and efficiency of the Radixact System in the radiation therapy department.

Integrated treatment system for precise radiation delivery. We believe the integration of our proprietary imaging technology, treatment planning and helical radiation delivery mode enables highly accurate and precise radiation therapy. Our planning software allows clinicians to establish the contours of a tumor and any normal radio-sensitive structures in close proximity to the treatment beam. The TomoTherapy platform uses an intelligent dose optimization algorithm to ensure the radiation beam conforms to the patient’s tumor and minimizes exposure to surrounding healthy tissue structures, providing a highly‑targeted and effective dose distribution. These features significantly benefit patients by increasing the radiation delivered to cancerous tissues, while minimizing damage to nearby healthy tissues, thus also minimizing side effects.

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

Our Software Solutions

Our Accuray Precision TPS with iDMS Data Management Systems provide fully integrated treatment planning and data management for use with all compatible Accuray delivery platforms.

Accuray Precision Treatment Planning. With a streamlined and intuitive interface, Accuray Precision TPS enables clinicians to efficiently generate high quality radiation therapy treatment plans for all case types. It is a complete planning solution, including multi‑modality image fusion with proprietary deformable image registration algorithm, comprehensive suite of contouring tools, AutoSegmentation auto‑contouring options for head and neck, brain, and prostate, side‑by‑side treatment plan comparison, plan summation and evaluation. It supports treatment plan creation for all case types with TomoHelical, TomoDirect IMRT and 3D CRT planning mode on both Radixact and TomoTherapy Systems enabled with iDMS Data Management Systems. It also supports planning for all case types on CyberKnife platforms, including Frameless Intracranial Radiosurgery, Fiducial‑Free Lung Tracking with Dynamic Motion Synchronization, SBRT, for the skull, spine, abdomen and pelvis, as well as IMRT. It provides fast and accurate dose computation engines for both Accuray platforms, including Monte Carlo dose calculation for the CyberKnife InCise Multileaf Collimator and VOLO™ Technology for the CyberKnife, Radixact and TomoTherapy Systems. The VOLO solution features high‑speed processing for both dose calculation and optimization that empowers clinicians to create highly customized treatment plans in less time, with greater flexibility to work interactively and in real time to efficiently develop the best IMRT treatment plans for even the most complex cases.

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

OIS Connect Option. The OIS Connect software option is a Digital Imaging and Communications in Medicine (“DICOM”) standard-based solution that provides the ability to interface all iDMS enabled Accuray platforms to compatible OISs. This integration with electronic medical record generates a comprehensive export of the radiotherapy treatment history delivered using Accuray platforms.

Total Quality Assurance (TQA™) package. The TQA application offers trending and reporting of many systems and dosimetric parameters that allow physicians to monitor the performance of their TomoTherapy platforms.

Delivery Analysis™. Delivery Analysis is an option for the TomoTherapy platform that enables easy pretreatment quality assurance. The software also offers an innovative capability to monitor doses throughout the patient treatment using detector signals to ensure that the patient is receiving the expected dose from treatment to treatment. Delivery Analysis provides both high level analytics for summary display as well as detailed analysis capability.

Sales and Marketing

In the United States, we primarily market directly to customers, including hospitals and stand-alone treatment facilities, through our sales organization, and we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through the use of distributors and sales agents. We currently have international offices in Morges, Switzerland; Hong Kong, China; Shanghai, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada. In addition, we have distributors in Europe, Russia, the Middle East, Africa, the Asia Pacific region, and Latin America.

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

Under our standard distribution agreement, we generally appoint a distributor for a specific country. We typically also retain the right to distribute the CyberKnife and TomoTherapy platforms in such territories. In most territories, our distributors generally provide the full range of service and sales capabilities, although we may provide installation and service support for certain distributors.

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

With the receipt of the necessary permits and licenses to operate, the JV has begun selling products in China, much like a distributor. The JV has recently begun to manufacture and sell a locally branded “Made in China” radiotherapy device, or the Tomo® C radiation therapy system, in the Class B license category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China. In September 2023, we received approval for our Class B device from the National Medical Products Administration (“NMPA”) and our Accuray Precision Treatment Planning System for the Class B device was approved by the NMPA in June 2024. The JV also distributes other Accuray treatment delivery systems like the Radixact and CyberKnife treatment delivery systems. For more information on the JV, see Note 11, “Joint Venture,” of the Notes to the consolidated financial statements.

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

As of June 30, 2024, we held an exclusive field of use licenses or ownership of 504 U.S. and foreign patents, and 104 U.S. and foreign patent applications. These patents and applications cover various components and techniques incorporated into the CyberKnife and TomoTherapy platforms, or which may be incorporated into new technologies under current development, all of which we believe will allow us to maintain a competitive advantage in the field of radiation therapy systems. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted to us in the future will provide us with protection.

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

New product sales in this competitive market are primarily dominated by two companies: Varian Medical Systems, Inc, a Siemens Healthineers company (“Varian”) and Elekta AB (“Elekta”). Some manufacturers of standard linac systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image‑guidance systems to perform both radiosurgical and radiotherapy procedures. Our other competitors include RefleXion Medical Inc., ZAP® Surgical Systems, Inc., and other companies in the radiosurgical and radiation therapy markets.

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

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render the CyberKnife and TomoTherapy platforms and their technologies obsolete. Some of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience in research and development than we have. We cannot assume that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete or less useful. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future.

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

Coding

The codes that are used to report radiosurgery treatment delivery in 2024 for the hospital outpatient department are Current Procedural Terminology (“CPT”) codes 77372 and 77373 for single fraction intracranial radiosurgery and single fraction extracranial/multi‑session radiosurgery/stereotactic body radiation therapy. For freestanding centers, robotic radiosurgery is billed with robotic radiosurgery Healthcare Common Procedural Codes (“HCPCs”) G0339 and G0340. The non‑robotic SRS/SBRT codes 77372 and 77373 are also payable codes in the freestanding site of service for non‑robotic SRS/SBRT.

In 2024, in the hospital outpatient department, IMRT delivery is billed under CPT code 77385 for simple IMRT and 77386 for complex IMRT. For 3D CRT three codes are used to report simple, intermediate, and complex treatments. 3D-CRT treatments delivered using the TomoTherapy and Radixact Systems are considered complex treatments and reported under the complex 3D‑CRT code 77412. In December 2015, the Patient Access and Medicare Protection Act (PAMPA) stopped the

IMRT and 3D CRT delivery codes from being implemented and prevented reimbursement reductions in the freestanding center setting through calendar year 2019. Although the payment freeze was set to expire on December 31, 2019, the Centers for Medicare and Medicaid Services (“CMS”) has continued to recognize these temporary HCPCS G codes in this setting. We expect all valid delivery codes will be recognized by commercial payers. Other codes are used to report treatment planning, dosimetry, treatment management, and other procedures routinely performed for treating radiosurgery or radiotherapy patients.

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

Payment for treatment with CyberKnife and TomoTherapy platforms are also available in the freestanding center setting. In 2024, the primary treatment delivery codes for robotic radiosurgery are priced by the regional Medicare Administrative Contractors. In 2024, the robotic SRS/SBRT delivery codes remain contractor priced for providers paid under the traditional fee-for-service methodology. Payment rates for IMRT and 3DRT procedures are set by CMS with adjustments to account for geographic market variations.

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
•
Pre‑market clearance or approval;
•
Advertising and promotion; and
•
Product sales and distribution.

FDA pre‑market clearance and approval requirements. Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either 510(k) clearance or pre‑market approval from the FDA. The FDA classifies medical devices into one of three classes (I, II, III). The FDA categorizes devices based on risk in either class I or II, depending upon the class, the manufacturer submits the applicable pre‑market notification to the FDA requesting permission to commercially distribute the device. For class II, the FDA requires 510(k) clearance before marketing and distribution. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life‑sustaining, life‑supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) devices, are placed in class III, requiring pre‑market approval. All of our current products are class II devices requiring 510(k) clearances.

510(k) clearance pathway. When a 510(k) clearance is required, we must submit a pre‑market notification demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre‑market approval (“PMA”) applications. By statute, the FDA has targets to clear or deny a 510(k) pre‑market notification after 90 days of FDA review time from submission of the application. Clearance generally takes longer as the FDA may require further information, including clinical data, that require our response and pauses the 90-day review time to make a determination regarding substantial equivalence.

In January 2002, we received 510(k) clearance for the TomoTherapy Hi Art System intended to be used as an integrated system for the planning and delivery of IMRT for the treatment of cancer. In August 2008, we received 510(k) clearance for our TomoDirect System. In June 2016, we introduced the Radixact Treatment Delivery Platform with 510(k) clearance. We expanded the Radixact Treatment Delivery Platform through subsequent 510(k) clearances to include Synchrony in November 2018 for real-time adaptive motion tracking and compensation, ClearRT in November 2020 for advanced imaging, and VitalHoldTM in August 2023 for Surface Guided Radiation Therapy (“SGRT”).

In July 1999, we received 510(k) clearance for the CyberKnife System for stereotactic radiosurgery and radiotherapy in the head and neck regions of the body. We received additional 510(k) clearances for CyberKnife System and options, including in April 2002 for the Synchrony Motion Tracking System as a real-time adaptive option, intended to enable dynamic image guided stereotactic radiosurgery and precision radiotherapy of lesions, tumors and conditions that move under influence of respiration. We have grown our CyberKnife System with the July 2015 510(k) clearance of the M6 platform, including the InCise Multileaf Collimator and introducing the CyberKnife Treatment Delivery System to leverage our Accuray Precision Treatment Planning System in April 2017.

We introduced our new treatment planning and data management systems, Accuray Precision Treatment Planning System with iDMS Data Management System with 510(k) clearances in June 2016.

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

We have modified aspects of our CyberKnife and TomoTherapy platforms since receiving initial regulatory clearance, and we have applied for and obtained additional 510(k) clearances for these modifications when we determined such clearances were required. The FDA may review our 510(k) filing decision, and can disagree with our initial determination. The FDA may take regulatory action from requiring new filings to injunction if it disagrees with our determinations not to seek a new 510(k) clearance or PMA approval for modifications.

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

The FDA has broad post‑market and regulatory enforcement powers, including cybersecurity as enhanced in March 2023 by the Food and Drug Omnibus Reform Act (“FDORA”). The latest FDA cybersecurity requirements apply to new devices at pre-market submission, such as 510(k) clearance. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Our Madison facility, where we manufacture the finished TomoTherapy and CyberKnife Systems, was most recently inspected by the FDA in August 2017. The August 2017 inspection resulted in no observations. We believe we are in substantial compliance with the QSR. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

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

Federal False Claims Act. The federal False Claims Act prohibits the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $13,946 and $27,894 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. We have retained the services of a reimbursement consultant, for which we pay certain consulting fees, to provide us and facilities that have purchased a CyberKnife or TomoTherapy platform, with general reimbursement advice. While we believe this will assist our customers in filing proper claims for reimbursement, and even though such consultants do not submit claims on behalf of our customers, the fact that we provide these consultant services could expose us to additional scrutiny and possible liability in the event one of our customers is investigated and determined to be in violation of any of these laws.

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

The primary regulatory environment in Europe is that of the European Union and the three additional member states of the European Economic Area (“EEA”), which have adopted similar laws and regulations with respect to medical devices. The European Union has adopted numerous regulations and directives and the European Committee for Standardization has promulgated standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of the relevant regulation or directive will be entitled to bear the Conformité Européene (“CE”) conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, may be commercially distributed throughout the member states of the EEA.

The method of assessing conformity to applicable regulations, directives, and standards depends on the type and class of the product, but normally involves a combination of self‑assessment by the manufacturer and a third‑party assessment by a notified body, an independent and neutral institution appointed by a European Union member state to conduct the conformity assessment. This relevant assessment may consist of an audit of the manufacturer’s quality system (currently ISO 13485), provisions of the Medical Devices Regulation (“MDR”) and specific testing of the manufacturer’s device. Our facilities were first awarded the ISO 13485 certification in September 2002 and has been subsequently maintained through periodic assessments. The European Union MDR was published in May 2017 and came into effect in May 2021. We are currently authorized to affix the CE mark under the MDR to our products, allowing us to sell our products throughout the European Economic Area. We are required to obtain certification against the MDR to CE mark new products or to make significant changes to existing products. Under the MDR, our notified body may review the technical and clinical details of a product before permitting the CE mark for new products or significant changes. There are fewer notified bodies authorized under the MDR to qualify businesses and products. This may result in additional time for initial product reviews and to obtain authorization to apply the CE mark.

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

Additionally, our products are subject to regulations in China. The China Supervision and Regulation of Medical Devices (No. 680) requires licensing from the NMPA to market, sell, and import our product type. Before application, the NMPA licenses require testing by a laboratory accredited in China, such as the Beijing Institute for Medical Devices Testing (“BIMT”) or Liaoning Medical Device Test Institute (“LMTI”). China has adopted international standards for safety and performance with national variations specific to China. We received and maintain NMPA licenses for various configurations of Radixact Treatment Delivery Systems, CyberKnife Treatment Delivery Systems, TomoTherapy Treatment Delivery Systems, and Precision (including iDMS) software products.

We are subject to additional regulations in other foreign countries, including, but not limited to, Canada, Taiwan, Korea, and Russia in order to sell our products. We expect that either we or our distributors will receive any necessary approvals or clearance prior to marketing or importing our products as required by international markets.

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

Backlog

For a discussion of our fiscal 2024 backlog, please refer to the section entitled “Backlog,” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees and Human Capital Resources

Our employees are critical to the success of our business. As of June 30, 2024, we had 987 employees, including 438 employees employed outside of the United States. We also engage part-time employees and independent contractors to supplement our workforce. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages, and we believe our relationship with our employees is good. We are dedicated to cultivating a diverse and inclusive work environment, essential for attracting and retaining exceptional talent. We believe that much of Accuray’s work can be done in a workplace which consists of a blend of flexible, digitally enabled remote work and purposeful in-person connection and collaboration; we have learned the importance of providing flexibility and wellbeing resources to our employees. Through ongoing employee development, comprehensive compensation and benefits, and other programs, we strive to help our employees in all aspects of their lives so they can do their best work.

Talent Development

We believe that investing in our employees' development is essential for maintaining our competitive edge and fostering a culture of innovation and excellence. We offer various opportunities for our employees to enhance their skills, knowledge, and leadership abilities, such as online courses, mentoring programs, coaching sessions, and career development plans. We also conduct regular performance reviews and feedback surveys to assess our employees' strengths, areas for improvement, and career aspirations. Our goal is to enable our employees to achieve their full potential and grow with the company.

Compensation & Benefits

The principal purposes of our compensation and incentive plans are to attract, retain, and reward personnel, in order to increase stockholder value and the success of our company by motivating our employees to perform to the best of their abilities and achieve our objectives. Accordingly, we seek to offer competitive compensation and benefits packages that align with our business objectives and reward our employees for their achievements. We also provide various incentives and recognition programs, such as equity awards, bonuses, service awards, and employee referral bonuses, to motivate and appreciate our employees. In addition to the comprehensive and competitive health plans that we offer, our employees receive access to the following benefits: a 401(k) retirement plan with a company match, an employee stock purchase plan, a company-provided basic life insurance and disability benefits, a corporate wellness program, an employee assistance program, and local employee discounts programs.

Diversity, Equity, and Inclusion

We strive to foster a diverse and inclusive culture and environment that encourages active dialogue and robust engagement on the issues most salient to employee satisfaction and believe our employees are empowered to play a significant role in shaping the direction and success of the company. We believe that this helps to foster a positive and collaborative work environment that values teamwork, respect, integrity, and customer focus. Furthermore, we are committed to promoting diversity, equity, and inclusion across our organization and in our communities. We believe that having a diverse and inclusive workforce enhances our creativity, innovation, and problem-solving abilities, and enables us to better serve our customers and stakeholders. We have implemented various initiatives to support and advance our diversity and inclusion goals, such as establishing a Diversity, Equity, and Inclusion Committee that oversees and guides our diversity and inclusion strategy, programs, and activities. We provide diversity and inclusion training and education for all employees, including all managers, covering topics such as unconscious bias and allyship. We track and report internally on our diversity metrics and progress, such as the composition and representation of our workforce by gender, race, ethnicity, age, disability, and veteran status. We believe that by focusing on these initiatives, we can create a more sustainable and successful company.

Geographic Information

For financial reporting purposes, net revenues and long‑lived assets attributable to significant geographic areas are presented in Note 14, Segment Disclosure, to the consolidated financial statements, which are incorporated herein by reference.

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
•
Any actual or perceived failure by us to comply with legal or regulatory requirements related to privacy, cybersecurity and data protection could result in proceedings, actions or penalties against us.
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
•
Failures or disruptions at our logistics providers have occurred and could occur in the future, which could adversely impact our business.
•
Third parties may claim we are infringing their intellectual property or that we are operating outside the scope of or violating a license or other agreement relating to their intellectual property.
•
It is difficult and costly to protect our intellectual property and our proprietary technologies and we may not be able to ensure their protection.
•
We have identified material weaknesses in our system of internal controls as of June 30, 2024 and are in the process of remediation. If we fail to remediate such material weakness or otherwise fail to achieve and maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted.

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

Risks Related to Our Business and Results of Operations

We face risks related to the current global economic environment, including risks arising in connection with inflation, recession or currency fluctuations, any of which could adversely affect our business, financial condition and results of operations by, among other things, delaying or preventing our customers from obtaining financing to purchase our products and services or implementing the required facilities to house our systems.

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. Concerns over economic and political stability; inflation levels and related efforts to mitigate inflation; a potential recession; the level of U.S. national debt, the U.S. debt credit rating and U.S. budgetary concerns; currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies, including the impact of the China anti-corruption campaign and timing of China stimulus program on those economies; unemployment; the availability and cost of credit; trade relations, including the imposition of various sanctions and tariffs in other countries; the duration and severity of the ongoing recovery from the COVID-19 pandemic; energy costs; instability in the banking and financial services sector and geopolitical uncertainty and conflict, including the upcoming U.S. presidential election, have contributed to increased volatility and diminished expectations for the economy and the markets in general. In turn, periods of economic slowdown or recession could lead to a reduction in demand for our products and services, which in turn would reduce our revenues and adversely affect our results of operations and our financial position. The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have and may continue to result in higher inflation in the U.S. and globally, which has led to an increase in costs and caused changes in fiscal and monetary policy, including increased interest rates. Other adverse impacts of recent macroeconomic conditions that have impacted us and may continue to impact us are foreign exchange rate fluctuations, supply chain constraints, logistics challenges, and fluctuations in labor availability. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

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

Additionally, inflation and the ongoing supply chain challenges and logistics costs have materially affected our gross margins and net income (loss), and we expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of calendar year 2024, and potentially longer. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least the remainder of calendar year 2024, if not longer.

The uncertain macroeconomic environment, including volatile credit markets and concerns regarding the availability and cost of credit, increased interest rates, inflation, reduced economic growth or a recession, instability in the banking and financial services sector and concerns relating to the upcoming U.S. presidential election, in any of the geographic areas where we do business, could impact consumer and customer demand for our products and services, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions, and the ability of our customers to meet their obligations to us. For example, in the United States, at least one customer declared bankruptcy in fiscal 2023 causing us to increase our bad debt reserve due to the expectation that they will be unable to pay us. Further, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy platforms. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house the CyberKnife or TomoTherapy platforms, the cost of which can be substantial. These delays have, in some instances, led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders and may cause other customers to postpone their system installation or to cancel their agreements with us. Reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have also negatively impacted our revenue during fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. A continuation or further deterioration of the adverse economic environment would further increase delays and order cancellations, or affect our ability to collect from our customers, any of which would continue to adversely affect revenues, and therefore, harm our business and results of operations.

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

As of June 30, 2024, we had an accumulated deficit of $517.7 million. We have incurred net losses, and expect to incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

As of June 30, 2024, we had total consolidated liabilities of $423.5 million; including long-term liabilities of the Notes of $100.0 million, the Revolving Credit Facility of $10.0 million and the Term Loan Facility of $64.0 million, of which $7.8 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

The credit agreement governing the Credit Facilities (the “Existing Credit Agreement”) also includes certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case, subject to certain exceptions. In addition, such agreements require us to meet certain financial covenants, including a consolidated fixed charge coverage ratio and consolidated senior net leverage ratio, as defined in the Existing Credit Agreement. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because substantially all of our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by our lenders. From time to time, we have not been in compliance with such covenants or other terms governing the Credit Facilities and we have been required to obtain waivers or amendments to the Existing Credit Agreement from our lenders in order to maintain compliance. For example, in the fourth quarter of 2024, we amended the Existing Credit Agreement to make certain changes to our financial covenants that enabled us to remain in compliance with such covenants. There can, however, be no certainty that any such waiver or amendment will be available to us in the future, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or relevant amendments and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing the Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

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

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of new product or product enhancement announcements by us and our competitors, the timing of regulatory approvals, changes in price by us and our competitors as well as changes or anticipated changes in third‑party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during a volatile economic environment where we have had customers delay or cancel orders. The timing of when orders are placed, when installation, delivery or shipping, as applicable, is accomplished and when revenue is recognized affect our quarterly results. Further, because of the high unit price of the CyberKnife and TomoTherapy platforms and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy platform can represent a significant percentage of our net orders, backlog or revenue for a particular quarter and shifts in sales or installation from one quarter to another may have significant effects. For example, multi-system sales or sales involving negotiations with integrated delivery networks involve additional complexities to the transaction and require a longer timeline to finalize the sale, which make it more difficult to predict the quarter in which the sale will occur. In addition, we have experienced delays in orders and installations due to the impact of macroeconomic factors as well as the COVID-19 pandemic at our customer sites.

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. The pace at which backlog converts to revenue has been adversely impacted in recent years, primarily due to delays in the timing of deliveries and installations in fiscal 2020 through 2022 caused by the COVID-19 pandemic and the resulting effects on the global economic environment. These delays in deliveries and installations have occurred and may continue, to some degree, through the remainder of calendar year 2024, which could have a negative impact on our revenue during such period. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

•
economic or political instability, including volatility related to the current global economic environment;
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

Our operating results may also be affected by a number of other factors, some of which are outside of our control, including:

•
delays in business operations of our customers or vendors, construction at customer sites and installation, including delays caused by supply chain delays;
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

As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:

•
economic or political instability in the world or in particular regions or countries in which we do business, including the market volatility resulting from conflicts or war, such as the Russia-Ukraine and Israel-Hamas conflicts, and the upcoming U.S. presidential election;
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

There is also currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs and such uncertainty could continue following the upcoming U.S. presidential election. Since the beginning of 2018, there has been legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife platforms, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from our suppliers. China responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which include certain of our products. Although the U.S. and China signed an initial trade deal in January 2020 and we have thus far been able to obtain tariff exemptions for medical linear accelerators imported into the U.S. from China, there is no assurance that the exemption on medical linear accelerators will continue or that we will continue to qualify for such exemption. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

The CyberKnife and TomoTherapy platforms are complex and require the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our linear accelerator components are extremely complex devices and require significant expertise to manufacture, and we may encounter difficulties in scaling up production of the CyberKnife or TomoTherapy platforms, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel, the long lead time required to develop additional radiation shielded facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. In addition, the macroeconomic environment has and may continue to impact the supply of key components such that we may not receive them in a timely manner, in sufficient quantities, or at a reasonable cost. In addition, as a result of COVID-related restrictions in China, we may also experience limitations in the availability of qualified personnel. If component supply or our manufacturing capacity does not keep pace with demand, we will not be able to fulfill product orders or service our products in a timely manner, which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

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

In addition, we depend on one of our customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from our major customer could have a material adverse effect on our revenue and operating results. We had one customer that represented 10% or more of total net revenue for the years ended June 30, 2024, 2023, and 2022, respectively. In the future, our major customer may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns.

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

Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing, sale, installation, servicing, and support of medical device products. We may be held liable if one of our CyberKnife or TomoTherapy platforms or our software, including the Precision Treatment Planning System with iDMS Data Management System software, causes or contributes to injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to be used to perform complex surgical and therapeutic procedures involving delivery of radiation to the body, defects, even if small, could result in a number of complications, some of which could be serious and could harm or kill patients. Any alleged weaknesses in physician training and services associated with our products may result in unsatisfactory patient outcomes and product liability lawsuits. It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation and create adverse publicity. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs that may not be covered by insurance and be time-consuming to defend. We may also be subject to claims for personal injury, property damage or economic loss related to, or resulting from, any errors or defects in our products, or the installation, servicing and support of our products, or any professional services rendered in conjunction with our products. Adverse publicity related to any product liability actions may cause patients to be less receptive to radiation therapy generally or our products specifically and could also result in additional regulation that could adversely affect our ability to promote, manufacture and sell our products. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts of coverage. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or labeling, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which our systems or software may be used, any of which could harm our reputation and business and result in a decline in revenue.

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

Furthermore, as a result of the effects of the macroeconomic conditions, including inflation, and supply chain challenges, some of our suppliers have limited or reduced the sale of such components to us or increased the cost of such components to us. If these conditions worsen, or if these suppliers were to experience financial difficulties, additional supply chain or other problems that prevents them from supplying us with the necessary components, we could fail to meet product demand, which could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components, including as a result of global shortages in important components, have resulted in, and will continue to cause, inflationary pressure on our supply chain and a significant increase in the costs of these components, which have materially affected and could continue to adversely affect our results of operations. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least the remainder of calendar year 2024, if not longer. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. Difficulties in obtaining a sufficient supply of component materials could increase as well as the costs associated with such components, and we expect such difficulties to persist through at least the remainder of fiscal year 2024, if not longer. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

We generally do not maintain large volumes of inventory, which makes us even more susceptible to harm if a single source supplier fails to deliver components on a timely basis or we experience quality issues with the components we do have in inventory, and maintaining our historical levels of inventory has been adversely impacted by the macroeconomic environment. For example, a supplier quality issue resulted in higher than anticipated failure rates for a component in our platforms, which resulted in higher parts consumption costs that adversely affected our financial results in fiscal year 2024. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife or TomoTherapy platforms, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. The disruption or termination of the supply of key components for the CyberKnife or TomoTherapy platforms could harm our ability to manufacture our products in a timely manner or within budget, harm our ability to generate revenue, lead to customer dissatisfaction and adversely affect our reputation and results of operations.

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

We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we face significant competition for key personnel and other employees, from other medical equipment and software manufacturers, technology companies, universities and research institutions. Fluctuations in labor availability globally, including labor shortages and staff burnout and attrition, may also impact our ability to hire and retain personnel critical to our manufacturing, logistics, and commercial operations. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. Moreover, we have from time to time conducted reductions in force in order to optimize our organizational structure and reduce costs, some of which were substantial, and certain senior personnel have also departed for various reasons. For example, in October 2023, we informed affected employees of a cost savings initiative to reduce operating expenses resulting in the elimination of approximately 5.9 percent of our global workforce. At the same time, we may face high turnover among employees that are critical to our ongoing operations, requiring us to expend time and resources, including financial resources, to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain key personnel and other employees, we may be unable to continue to grow our business successfully.

Disruption of critical information technology systems, infrastructure and data or cyberattacks or other security breaches or incidents could harm our business and financial condition.

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss, unavailability of or damage to data and intellectual property through a cyberattack (including ransomware and other attacks) or other security breach or incident. While management is committed to identifying and improving data security risks through oversight of data security by our Chief Information Security Officer and implementation of various technical safeguards, procedural requirements and policies, regardless of the resources we allocate and the effectiveness with which we manage them, we face a risk of cyberattacks and other security breaches and incidents. Any cyberattacks or other security breaches or incidents we suffer could expose us to a risk of lost, unavailable, or corrupted information, unauthorized disclosure or other processing of information, claims, litigation and possible liability to employees, customers and others, and investigations and proceedings by regulatory authorities. Artificial intelligence ("AI") technologies may be used for certain cyberattacks or to increase the frequency or intensity of certain cyberattacks, which may increase our risks presented by cyberattack activity. Additionally, cyberattack activity may be heightened in connection with geopolitical events and conflicts such as the Russia-Ukraine and Israel-Hamas conflicts. In addition to potential exposure to cyberattacks, security incidents, or other actions that may compromise the security of or interfere with the function of our products, defects or vulnerabilities in the software or systems of our third-party vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, results of operations, or cash flows and may also harm our reputation, brand, and customer relationships.

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

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personal information and other data, the scope of which is continually evolving and subject to differing interpretations. Our worldwide operations mean that we are subject to privacy, cybersecurity and data protection laws and regulations in many jurisdictions to varying degrees, and that some of the data we process, store and transmit may be transmitted across countries. For example, in the U.S., privacy and security rules implementing the Health Insurance Portability and Accountability Act (“HIPAA”) require us as a business associate, in certain instances, to protect the confidentiality of patient health information, and the Federal Trade Commission has consumer protection authority, including with regard to privacy and cybersecurity. In Europe, the GDPR imposes several stringent requirements for controllers and processors of personal data that impose substantial obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, the Data Protection Act of 2018 and the UK GDPR collectively implement material provisions of the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues.

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

The California Privacy Rights Act (“CPRA”), approved by California voters in November 2020, became effective on January 1, 2023. The CPRA, significantly modified the CCPA, has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA, as modified by the CPRA, is prompting a wave of similar legislative developments in other states in the U.S., which could potentially create a patchwork of overlapping but different state laws. For example, Virginia, Colorado, Utah, and Connecticut all have enacted state laws that became effective in 2023; Texas, Montana, Oregon, and Florida have adopted laws that have become or will become effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey and Tennessee have adopted laws that will become effective in 2025; and Indiana Kentucky, and Rhode Island have adopted laws that will become effective in 2026. These new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. Other states have enacted other types of privacy legislation, such as Washington’s My Health, My Data Act, which includes a private right of action. Additionally, the U.S. federal government is contemplating privacy legislation. We cannot fully predict the impact of the CCPA, CPRA, or other new or proposed legislation on our business or operations, but the restrictions imposed by these laws and regulations may require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect consumer privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

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

We have incorporated and continue to work to further incorporate artificial intelligence into our products, services, and internal operations. Implementation of artificial intelligence and machine learning technologies may result in legal and regulatory risks, reputational harm, or other adverse consequences to our business.

We have integrated AI, including machine learning, in certain of our products, services and internal operations. Further, certain of our third-party vendors utilize AI and machine learning technologies in furnishing services to us. As with many technological innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. Our products utilize, and we plan to further examine, develop and introduce, machine learning algorithms, predictive analytics, and other AI technologies to offer new or upgraded solutions and enhance our capabilities. If these AI or machine learning models are incorrectly designed, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws or contracts to which we are a party. Additionally, many countries and regions, including the United States, have proposed new and evolving regulations related to the use of AI and machine learning technologies, and the EU has adopted an AI Act that adopts an overall regulatory framework for AI. The regulations may impose onerous obligations and may require us to unexpectedly rework or reevaluate improvements to be compliant. Use of AI technologies may expose us to an increased risk of regulatory enforcement and litigation. Moreover, some of the AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection.

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

We rely on third parties to perform shipping and logistics functions on our behalf. Failures or disruptions at our logistics providers have occurred and could occur in the future, which could adversely impact our business.

Customer service is a critical element of our sales strategy. Third party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of macroeconomic factors, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, in recent years, we have experienced delays in shipment of parts to customers as well as increased freight and logistics expenses due to macroeconomic factors and these impacts could intensify. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs to continue through the remainder of calendar year 2024, if not longer. If this continues for longer than we expect or if any of the above occurs our customers may experience further delays and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

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

Under our revenue recognition policy, we recognize revenue attributable to a CyberKnife or TomoTherapy platform and related upgrades when control of a platform or upgrade is transferred, which generally happens when a system or upgrade is shipped, while an element of installation is deferred until performed. Events beyond our control may delay shipment or installation and the satisfaction of contingencies required to receive cash inflows and recognition of revenue associated with shipment or installation. Such events may include a delay in the construction at the customer site or customer delay in obtaining receipt of regulatory approvals such as certificates of need. In addition, disruption in operations of certain customers caused by the COVID-19 pandemic or other macroeconomic factors have resulted in delays in construction, shipment or installation and some have failed to timely pay their obligations when due. For example, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our revenue during fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. If the events which are beyond our control delay the customer from obtaining funding or financing of the entire transaction, we may not be able to recognize revenue for the sale of the entire system because the collectability of contract consideration is not reasonably assured.

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

We have strategic relationships with a number of key distributors for sales and service of our products in certain foreign countries, including the JV in China and other third-party distributors in other regions. We cannot control the efforts and resources our third party distributors will devote to marketing the CyberKnife or TomoTherapy platforms. Our distributors may not be able to successfully market and sell the CyberKnife or TomoTherapy platforms, may not devote sufficient time and resources to support the marketing and selling efforts and may not market the CyberKnife or TomoTherapy platform at prices that will permit the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process and oversee their activities such that they are in compliance with all laws that govern their activities, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), and we are dependent on their ability to do so effectively. If a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to seek appropriate regulatory approvals and to train its personnel to market the CyberKnife or TomoTherapy platforms, and our ability to sell and service the CyberKnife or TomoTherapy platforms in the region formerly serviced by such terminated distributor could be materially and adversely affected. Any of our distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. If any of these distributor relationships end and are not replaced, our revenues from product sales or the ability to service our products in the territories serviced by these distributors could be adversely affected. Any of these factors could materially and adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation. If we are unable to attract additional international distributors, our international revenue may not grow. If our distributors experience difficulties, do not comply with regulatory or legal requirements that results in fines or penalties, do not actively market the CyberKnife or TomoTherapy platforms or do not otherwise perform under our distribution agreements, our potential for revenue from international markets may be dramatically reduced, and our business could be harmed.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2024, customer contracts with extended payment terms of more than one year amounted to approximately 3% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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
•
the process for customers of the collaboration, partnership, alliance or joint venture to comply with local or foreign regulatory requirements that may be required to purchase our products may cause delays in the collaborator, partner, alliance partner or joint venture’s ability to conduct business. For example, any delays in the JV obtaining necessary regulatory clearances for their products, in customers in China obtaining Class A or Class B user licenses or in the subsequent tender process to complete the sale could affect the JV’s expected ability to initiate sales, recognize revenue and achieve revenue and orders expectations in China;
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

We have identified material weaknesses in our system of internal controls as of June 30, 2024 and are in the process of remediation. If we fail to remediate such material weakness or otherwise fail to achieve and maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal, or unauthorized transactions. If we cannot maintain effective controls and provide timely and reliable financial reports, our business and operating results could be harmed. As more fully disclosed in Part II, Item 9A “Controls and Procedures,” in the course of preparing the audited consolidated financial statements for this Annual Report on Form 10-K, the Company concluded that as of June 30, 2024, its internal control over financial reporting was not effective as a result of two material weaknesses at the control activity level related to ensuring all manual journal entries consistently enforced segregation of duties in the approval process and ensuring that the existence of inventory at manufacturing warehouse locations was accurate. These material weaknesses were specifically related to the implementation of the Company’s new ERP system in August 2023 and did not result in any material identified misstatements to the consolidated financial statements, and there were no changes to previously issued financial results.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address these material weaknesses. However, we may not be successful in promptly remediating the material weaknesses identified by management or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. Our management may also be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal control over financial reporting. Any further disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of any acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks) could adversely impact the effectiveness of our internal control over financial reporting as well as affect our ability to manufacture products, process orders, deliver products, provide customer support, fulfill contractual obligations, track inventories, or otherwise operate our business, in particular as a result of our limited experience implementing such systems and the complex nature of the system itself. Any failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, including due to a failure to remediate the material weaknesses mentioned above or the discovery or occurrence of any additional material weaknesses in our internal control over financial reporting in the future, could adversely affect our ability to prepare financial statements within required time periods and record, process and report financial information accurately, which could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, negatively impact the price of our common stock, limit our liquidity and access to capital markets, adversely affect our business, harm our reputation or subject us to litigation or investigations requiring management resources and payment of legal and other expenses.

In addition, it may be difficult to timely determine the effectiveness of our financial reporting systems and internal controls in the future because of the complexity of our financial model. We recognize revenue from a range of transactions including CyberKnife and TomoTherapy platform sales and services. The CyberKnife and TomoTherapy platforms are complex products that contain both hardware and software elements. The complexity of the CyberKnife and TomoTherapy platforms and of our financial model used to recognize revenue on such systems requires us to process a greater variety of financial transactions than would be required by a company with a less complex financial model. Accordingly, efforts to timely remediate deficiencies or weaknesses in our internal controls would likely be more challenging for us than they would for a company with a less complex financial model. Furthermore, if we were to find an internal control deficiency or material weakness, we may be required to amend or restate historical financial statements, which would likely have a negative impact on our stock price.

Additionally, our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, which could be difficult or impossible depending on the state of economic and capital markets environments at the time, as well as the state of our business, operating results and financial condition. For example, any sustained disruption in the capital markets from the global economic environment could negatively impact our ability to raise capital. Our ability to raise additional capital or access capital can be affected by macroeconomic events which affect the economy and the financial and banking sectors in particular. Failures at banks and other financial institutions, or issues in the broader U.S. financial system, including uncertainty related to the debt ceiling, increased interest rates, and lack of availability of credit, which may have an impact on the broader capital markets and, in turn, our ability to access those markets. In addition, the tightening of the credit markets and lending standards could it make more difficult to raise capital through either debt or equity offerings on commercially reasonable terms or at all. Also, our debt levels may impair our ability to obtain additional financing in the future. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. We cannot assure that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected. If we need to accept less favorable terms, it could increase our cost of capital, reduce our cash balances or otherwise restrict our ability to grow.

We may not be able to fully utilize certain tax loss carryforwards.

As of June 30, 2024, we had approximately $281.9 million and $124.5 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2029 for federal and 2025 for state purposes. In addition, as of June 30, 2024, we had federal and state research and development tax credit carryforwards of approximately $28.4 million and $22.8 million, respectively. The California research credits have no expiration date, but if not utilized, the federal research credits and other non-California state research credits will begin to expire in 2025.

Federal net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account). It is uncertain if and to what extent various states will conform to the Tax Act Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). In addition, utilization of our net operating loss and credit carryforwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. In addition, the use of our net operating losses and other tax attributes may be subject to other limitations under applicable law. On June 27, 2024, California enacted Senate Bill 167 and 175 which included suspension on the use of state net operating losses beginning with our fiscal years 2025, 2026, and 2027. This new California law should not have a material impact on our financials due to our low sales apportionment in the state. Additionally, one of the provisions under the Tax Cuts and Jobs Act that became effective in tax years beginning after December 31, 2021 required the capitalization and amortization of research and experimental expenditures, and although this change did not have an impact on our current consolidated financial statements, it may have an impact on future periods as our research and experimental expenditures have been a material amount on our financial statements.

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

Future legislative or policy initiatives directed at reducing costs or limiting coverage or amounts of reimbursement available for our products could be introduced at either the federal or state level, which could have a negative impact on the demand for our products and services, and therefore on our financial position and results of operations. We cannot predict what healthcare reform legislation or regulations, if any, including any potential repeal or amendment of the ACA, will be enacted in the United States or elsewhere, what impact any legislation or regulations related to the healthcare system that may be enacted or adopted in the future might have on our business, or the effect of ongoing uncertainty or public perception about these matters will have on the purchasing decisions of our customers. However, the implementation of new legislation and regulation may materially lower reimbursements for our products, materially reduce medical procedure volumes and significantly and adversely affect our business.

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
•
impacts to our business, operations or financial condition caused by concerns in connection with the global economic environment, supply chain disruptions or as a result of the upcoming U.S. presidential election;
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

At June 30, 2024, we had $68.6 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Moreover, global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. The impacts of climate change may include physical risks (such as frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs, transition risks, shifts in market trends, and other adverse effects. Such impacts may disrupt parties in our supply chain, our customers, and our operations. We have facilities in countries around the world, including two manufacturing facilities in Madison, Wisconsin and Chengdu, China, each of which is equipped to manufacture unique components of our products. We do not maintain backup manufacturing facilities for any of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in California, which has experienced major earthquakes and fires in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. Further, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations and the operations of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations. For example, the COVID-19 pandemic and its effects on the global economic environment adversely impacted the pace at which our backlog converted to revenue due to delays in deliveries and installations. Additionally, China has suffered health epidemics including COVID-19, which could adversely affect our operations in China, including our manufacturing operations in Chengdu, as well as the operations of the JV and those of our customers. For example, as a result of COVID-19 related restrictions in China, sales in China decreased and we experienced delays in the JV obtaining certain necessarily regulatory approvals.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of cybersecurity in safeguarding sensitive information, maintaining operational integrity, and working to ensure the safety and efficacy of our products. We evaluate and monitor cybersecurity risk as part of our overall enterprise risk management program, which considers cybersecurity risks alongside other company risks as part of our overall risk assessment process. In addition, the risk oversight responsibility of our Board of Directors and its committees is supported by our cybersecurity risk assessment program, which include policies and processes that are designed to provide visibility and information about the identification, assessment, and management of critical risks and management’s risk mitigation strategies, to our Board of Directors and personnel that are responsible for risk assessment. These policies also govern the security of our products and the protection of customer and patient data, provide for vulnerability remediation, regular system updates and patches, employee training on cybersecurity and HIPAA best practices, incident reporting, and the use of encryption to secure sensitive information. To identify, assess, and manage material cybersecurity risks, our team uses a cybersecurity risk assessment process aligned with leading frameworks such as the National Institute of Standards and Technology’s Cyber Security Framework and HIPAA. Our cybersecurity risk assessment program provides the underlying basis for the activities of our team to identify and mitigate risks from, as well as develop risk management and response strategies for, evolving and emerging cybersecurity threats.

Our cybersecurity program includes a variety of processes to assess, identify and manage risks from cybersecurity threats arising from our own and third-party provided systems, including annual training requirements, simulation exercises, threat monitoring and detection tools (including those using artificial intelligence and machine learning), threat containment methods, risk assessments, third-party penetration testing and security requirements for our suppliers and other third parties. We have established processes providing for review of identified cybersecurity incidents by a cross-functional cybersecurity incident response team who monitors and manages the detection, assessment, mitigation and remediation of cybersecurity incidents and escalates incidents to the Chief Information and Security Officer and to our disclosure review board, which evaluates such incidents for materiality and potential disclosure, and works to ensure that members of management responsible for overseeing the operation of our disclosure controls and procedures are informed of such cybersecurity risks and incidents. Our cybersecurity incident response team and disclosure review board are comprised of subject matter experts, including employees in cybersecurity, information technology and other areas to evaluate potential security, financial, operational, reputational and other risks, and to address our process. We also engage third parties to enhance and strengthen our cybersecurity program, to provide additional capabilities and support and to provide periodic independent assessments and evaluations of our cybersecurity program. Third parties also provide managed services for security operations, incident response, and security remediation services.

We monitor and periodically enhance our cybersecurity program, processes, techniques and procedures to combat evolving and adaptive cybersecurity threats. To this end, we engage in the periodic assessment of our policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents, internally and through assessments by external providers. The results of such assessments, audits, and reviews are reported to the Audit Committee and the Board of Directors, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

We also monitor and test our safeguards and train all our employees on cybersecurity safeguards related to our information technology systems. Personnel at all levels and departments are made aware of our cybersecurity policies through periodic cybersecurity trainings and tests. Further, we are focused on building and maintaining a positive cybersecurity culture through a combination of trainings, educational tools, videos, and other cybersecurity awareness initiatives. Our security training incorporates awareness of cyber threats (including malware, ransomware, and social engineering attacks), password hygiene, the importance of multifactor authentication and our incident reporting process.

In addition to the assessment of internal cybersecurity risks, we have implemented processes to oversee, identify and monitor material risks from cybersecurity threats relating to potential compromises of sensitive information at our third-party business partners where relevant and we reevaluate these risks periodically. These processes include vetting of certain service providers for security, reliability, and availability; execution of a Business Associate Agreement with relevant providers for compliant management, storage, or processing of PHI if necessary; and confirmation by each service provider that its SOC-2 reports, or equivalent reports, are current and available, where applicable. In the event a service provider does not have a current and available SOC-2 or equivalent report, we review of the service provider’s cybersecurity risk management and advise relevant business stakeholders of any significant identified risks.

While we regularly experience cybersecurity incidents, and we expect to continue to be subject to such incidents, as of the date of this report, we are not aware of any cybersecurity incidents that have had or are reasonably likely to have a material impact on our business or operations. However, we are subject to ongoing risks from cybersecurity threats that could materially affect us, including our business strategy, results of operations, or financial condition, as further described in Item 1A. Risk Factors in the risk factor entitled “Disruption of critical information technology systems, infrastructure and data or cyberattacks or other security breaches or incidents could harm our business and financial condition.”

Governance

Our Board of Directors, both directly and through the delegation of responsibilities to the Audit Committee, oversees the proper functioning of our cybersecurity risk management program and ensures strategic alignment and governance of our cybersecurity efforts at the highest level. Our Board of Directors receives periodic briefings on the outcome of our cybersecurity risk management program, including steps that we are taking to mitigate risks that the program identifies, and each quarter, the Audit Committee reviews cybersecurity incidents, metrics and the state of the program.

Our cybersecurity risk management program is principally managed by our Global Information Systems team, which is led by our Chief Information and Security Officer, who reports directly to our Chief Executive Officer, as well as our deputy Chief Information Security Officer (deputy CISO). Our Chief Information and Security Officer and deputy CISO combined have more than 40 years of experience in cybersecurity and/or information technology risk management, have relevant certification, and are active in a variety of cybersecurity related boards and organizations. Our Chief Information and Security Officer also serves as the officer who reports directly to senior management and makes regular reports to the Audit Committee and Board of Directors as described in this Item 1C. Under the direction of our Chief Information and Security Officer and deputy CISO, we monitor developments that could affect our long-term organizational cybersecurity strategy based on threats globally and to enhance our cybersecurity program as needed in response to such developments.

Item 2. PROPERTIES

Facilities

Our corporate headquarters are in Madison, Wisconsin. We lease approximately 187,000 square feet in Madison, Wisconsin for product development, manufacturing, administrative, training and warehouse space. We lease approximately 59,000 square feet in Sunnyvale and Santa Clara, California for administrative and product development functions. We lease approximately 20,000 square feet in Morges, Switzerland, for administrative functions, and lease approximately 5,000 square feet in Genolier, Switzerland for training. We lease approximately 42,000 square feet of space in a manufacturing facility in Chengdu, China. We also lease offices in Solon, Ohio and Chapel Hill, North Carolina for research and development functions; and lease international offices in China; Hong Kong; Japan; Korea; India; Spain; and Belgium.

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

As of August 31, 2024, there were 165 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders and believe the number of stockholders of record underestimates our total number of stockholders.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 30, 2019 and June 30, 2024, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 30, 2019 in our common stock, the S&P 500 Health Care Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any.

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

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our consolidated financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report on Form 10‑K, particularly in “Risk Factors.” See “Special Note Regarding Forward‑Looking Statements” for more information. This section generally discusses the results of our operations for the year ended June 30, 2024, compared to the year ended June 30, 2023. For a discussion of the year ended June 30, 2023 compared to the year ended June 30, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC on September 7, 2023.

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

Current Economic Conditions

We are subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including rising interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; geopolitical concerns, such as the Russian-Ukraine and Israel-Hamas conflicts and increasing tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; the upcoming U.S. presidential election; as well as other factors that may emerge. In particular, we are continuing to navigate supply chain and inflation challenges and adverse foreign currency exchange rate fluctuations, all of which continues to have a negative impact on our results of operations.

We expect that our customers’ business and our business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. Delays in deliveries and installations that originated from the COVID-19 pandemic as well as its effects on the global economic environment have occurred and are expected to continue, to some degree, through the remainder of calendar year 2024, which could have a negative impact on our revenue during such period. Inflation and the ongoing supply chain challenges and logistics costs have materially affected our gross margins and net income (loss), and we expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of calendar year 2024, and potentially longer. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our revenue during fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time.

Our past results may not be indicative of our future performance, and historical trends including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially. Accordingly, management is carefully evaluating our liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to these factors continues to unfold. We also continue to evaluate our operating expenses, including our real estate needs and continue to assess our operations and how and to what extent we will continue to utilize our current real estate assets. The risks related to our business, including further discussion of the impact and possible future impacts of current economic conditions on our business, are further described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

In the United States, we primarily market directly to customers, including hospitals and stand-alone treatment facilities, through our sales organization we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through use of distributors and sales agents. In addition to our offices in the United States, we have international offices in Morges, Switzerland; Hong Kong, China; Shanghai, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada. In addition, we have distributors in Europe, Russia, the Middle East, Africa, the Asia Pacific region, and Latin America.

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

With the receipt of the necessary permits and licenses to operate, the JV has begun selling products in China, much like a distributor. The JV has recently begun to manufacture and sell a locally branded “Made in China” radiotherapy device, the Tomo C radiation therapy system, in the Class B license category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China. In September 2023, we received approval for our Class B device from the National Medical Products Administration (“NMPA”) and our Accuray Precision Treatment Planning System for the Class B

device was approved by the NMPA in June 2024. The JV also distributes other Accuray treatment delivery systems like the Radixact and CyberKnife treatment delivery systems.

Restructuring

On October 25, 2023, we informed affected employees of a cost savings initiative (the “2024 restructuring initiative”) to reduce operating costs resulting in the elimination of approximately 5.9 percent of our global workforce. In the year ended June 30, 2024, we incurred restructuring charges of $2.6 million. These charges are cash-based and are primarily related to severance expenses and other one-time termination benefits. We recorded the restructuring charges of the affected employees in their respective department cost center. The restructuring charges recorded during the year ended June 30, 2024 are as follows: cost of sales $0.2 million, research and development $1.7 million, sales and marketing $0.1 million, and general and administrative $0.6 million. At June 30, 2024, we have completed the 2024 restructuring initiative.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Years Ended June 30,
	2024	2023	2022
Gross orders	$342,148	$311,094	$332,268
Age-ins	21,726	39,435	34,884
Age-outs	(127,113)	(152,573)	(183,753)
Cancellations	(14,504)	(6,670)	(11,348)
Currency impacts and other	(11,343)	(8,354)	(4,735)
Net orders	$210,914	$182,932	$167,316
Order backlog at the end of the period	$487,319	$510,641	$563,684

Gross Orders and Book to Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period, adjusted for any revisions to existing orders during the period.

Gross orders increased by $31.1 million during the year ended June 30, 2024, as compared to the year ended June 30, 2023, primarily due to a $34.3 million increase in CyberKnife System gross orders and upgrades partially offset by a $3.2 million decrease in TomoTherapy System gross orders and upgrades. The increase in gross orders were primarily due to an increase in system gross orders from the EIMEA region and Latin America.

Our book to bill ratio is defined as gross orders for the period divided by product revenue for the period. Our book to bill ratio for the year ended June 30, 2024, was 1.5 as compared to 1.3 for the year ended June 30, 2023. A book-to-bill ratio greater than 1.2 indicates strong demand for our products. This metric allows management to monitor our business development efforts to ensure we grow our backlog and our business over time.

In recent years, the percentage of gross orders received from our distribution partners in the international markets represented 74%, 76%, and 71% of gross orders for fiscal year ended June 30, 2024, 2023 and 2022, respectively. We anticipate that distributor orders from international markets will continue to represent a significant portion of our gross orders in the foreseeable future. International orders are affected by foreign currency fluctuation as well as government programs that stimulate the purchase of healthcare products, both of which could affect the demand for our products and timing of orders from period to period. In addition, our order-to-revenue conversion cycle for international distributor orders has been generally longer, compared to that of direct channel sales and could cause fluctuations in our age-outs from period to period.

Net Orders

Net orders are defined as gross orders, less cancellations, age-outs net of age-ins, foreign exchange and other adjustments during the period.

Net orders increased by $28.0 million during the year ended June 30, 2024, as compared to the year ended June 30, 2023, primarily due to an increase in gross orders partially offset by unfavorable foreign exchange rate fluctuations.

Results of Operations

Fiscal 2024 results compared to fiscal 2023

Net revenue

Net revenue by sales classification is as follows:

	Years Ended June 30,
(Dollars in thousands)	2024	Percent Change	2023	Percent Change	2022
Products (a) (c)	$234,164	0%	$233,192	9%	$214,715
Services (b)	212,387	(1)%	214,413	(0)%	215,194
Net revenue	$446,551	(0)%	$447,605	4%	$429,909
Products revenue as a percentage of net revenue	52%		52%		50%
Service revenue as a percentage of net revenue	48%		48%		50%

a)
Includes sales of products to the JV, an equity method investment, of $77,497 during the year ended June 30, 2024, $55,658 during the year ended June 30, 2023, and $45,545 during the year ended June 30, 2022, respectively. See Note 11.
b)
Includes sales of services to the JV, an equity method investment, of $15,039 during the year ended June 30, 2024, $10,919 during the year ended June 30, 2023, and $10,332 during the year ended June 30, 2022, respectively. See Note 11.
c)
The year ended June 30, 2024 includes revenue from certain upgrades that were recorded in services net revenue during the years ended June 30, 2023 and June 30, 2022.

Products net revenue increased by $1.0 million during the year ended June 30, 2024, as compared to the year ended June 30, 2023, mostly driven by a higher average sale price per unit and certain upgrades, partially offset by lower volume of shipments of system units of our TomoTherapy System and CyberKnife System. Products net revenue was negatively impacted by reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the Americas region during fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026.

Services net revenue decreased by $2.0 million during the year ended June 30, 2024, as compared to the year ended June 30, 2023, primarily due to a $10.5 million decrease in revenue from the purchase of spare parts from customers, lower installation activity and systems activation at customer locations and certain upgrades, partially offset by a $8.5 million increase in revenue from service contracts as a result of an increase in our installed base.

Net revenue by geographic region, which is based on the shipping location of our customer, is as follows:

	Years Ended June 30,
(Dollars in thousands)	2024	Percent Change	2023	Percent Change	2022
Americas	$90,156	(26)%	$122,335	(3)%	$126,005
EIMEA	168,611	8%	155,879	16%	134,640
China	103,412	36%	75,762	(13)%	86,935
Japan	55,682	(10)%	61,962	16%	53,376
Asia Pacific, excluding China	28,690	(9)%	31,667	9%	28,953
Net revenue	$446,551	(0)%	$447,605	4%	$429,909

Net revenue decreased $1.1 million during the year ended June 30, 2024, as compared to the same period in the prior fiscal year primarily due to a lower volume of shipment of systems and service revenues from the Americas region, mostly offset by increase in the volume of shipment of systems from China as well as India and the Middle East within our EIMEA region. During the year ended June 30, 2024, Japan net revenue included a $4.9 million unfavorable impact from foreign currency exchange rate fluctuations and EIMEA net revenue had a $4.2 million favorable impact from foreign currency exchange rate fluctuations. Products net revenue was negatively impacted by reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the Americas region during fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026.

Gross profit

Gross profit by sales classification is as follows:

	Years Ended June 30,
(Dollars in thousands)	2024	Percent Change	2023	Percent Change	2022
Gross profit	$142,921	(7)%	$153,960	(4)%	$159,955
Total gross profit as a percentage of net revenue	32.0%		34.4%		37.2%

Gross profit decreased by $11.0 million during the year ended June 30, 2024, as compared to the year ended June 30, 2023, due to an increase of $6.2 million in service parts consumption which was partially from a supplier quality issue in fiscal year 2024, and a $4.1 million increase in the net deferred profit margin on sales to the JV.

Operating Expenses

	Years Ended June 30,
(Dollars in thousands)	2024	Percent Change	2023	Percent Change	2022
Research and development	$49,732	(13)%	$57,129	(1)%	$57,752
Selling and marketing	42,619	(8)%	46,178	(7)%	49,664
General and administrative	50,066	4%	48,271	9%	44,391
Total operating expenses	$142,417		$151,578		$151,807
Research and development as a percentage of net revenue	11%		13%		13%
Selling and marketing as a percentage of net revenue	10%		10%		12%
General and administrative as a percentage of net revenue	11%		11%		10%
Total operating expenses as a percentage of net revenue	32%		34%		35%

Research and development expenses decreased by $7.4 million during the year ended June 30, 2024, as compared to the year ended June 30, 2023, primarily due to a $5.0 million decrease in compensation and benefit costs as a result of lower headcount from the 2024 restructuring initiative in the second quarter of fiscal year 2024 and lower bonus compensation expense in fiscal year 2024.

Selling and marketing expenses decreased by $3.6 million during the year ended June 30, 2024, as compared to the year ended June 30, 2023, primarily due to $2.7 million in lower compensation and benefit costs as a result of the restructuring initiative in fiscal year 2023 and lower bonus compensation expense in fiscal year 2024, and a $0.6 million decrease in consulting costs due to cost-cutting efforts, partially offset by a $0.4 million increase in trade show expenses.

General and administrative expenses increased by $1.8 million during the year ended June 30, 2024, as compared to the year ended June 30, 2023, primarily due to an increase of $2.9 million in support consulting costs and $1.4 million in amortization expenses, both related to the implementation of our enterprise resource planning system in the first quarter of fiscal year 2024, a $1.3 million increase in facility expenses, a $0.6 million increase in legal and accounting expenses, and a $0.5 million increase in travel expenses, which were partially offset by $3.0 million decrease in compensation and benefit costs due to lower bonus compensation and stock-based compensation expenses in fiscal year 2024, and a decrease in bad debt expense due to a $2.0 million bad debt reserve for a specific customer recorded in the fourth quarter of fiscal year 2023.

Income on equity method investment

	Years Ended June 30,
(Dollars in thousands)	2024	Percent Change	2023	Percent Change	2022
Income from equity method investment	$1,838	(29)%	$2,572	967%	$241

Income on equity method investment decreased by $0.7 million during the year ended June 30, 2024, as compared to the year ended June 30, 2023, primarily due to the JV having higher operating expenses, partially offset by an increase in the JV service revenue.

Interest expense

	Years Ended June 30,
(Dollars in thousands)	2024	Percent Change	2023	Percent Change	2022
Interest expense	$(11,624)	9%	$(10,632)	31%	$(8,129)

Interest expense increased $1.0 million during the year ended June 30, 2024, as compared to the year ended June 30, 2023, primarily due to higher interest rates on the outstanding balances on our Credit Facilities.

Other expense, net

	Years Ended June 30,
(Dollars in thousands)	2024	Percent Change	2023	Percent Change	2022
Foreign currency transaction loss	$(2,046)	133%	$(878)	(66)%	$(2,618)
Other, net	(492)	112%	(232)	(165)%	356
Total other expense, net	$(2,538)		$(1,110)		$(2,262)

Other expense, net, increased by $1.4 million during the year ended June 30, 2024, as compared to the year ended June 30, 2023, primarily driven by foreign currency transaction losses.

Provision for income taxes

	Years Ended June 30,
(Dollars in thousands)	2024	Percent Change	2023	Percent Change	2022
Provision for income taxes	$3,725	49%	$2,492	(26)%	$3,345

Provision for income taxes increased by $1.2 million during the year ended June 30, 2024, as compared to the year ended June 30, 2023, primarily due to an increase in foreign earnings and deferred tax liability on unremitted foreign earnings.

Liquidity and Capital Resources

At June 30, 2024, we had $68.6 million in cash and cash equivalents. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, macroeconomic conditions, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations, instability in the banking sector and the risks included in Part I, Item 1A titled “Risk Factors.” In particular, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least the remainder of calendar year 2024, if not longer. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by macroeconomic conditions.

On October 25, 2023, we informed affected employees of the 2024 restructuring initiative. During the year ended June 30, 2024, we incurred a charge of $2.6 million. As of June 30, 2024, we have completed the 2024 restructuring initiative.

Our liquidity and cash flows have been and could continue to be materially impacted by current macroeconomic factors, including facility closures, supply chain disruptions, inflation, foreign currency exchange rate fluctuations, increased volatility in the financial markets, uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program, the upcoming U.S. presidential election, instability in the banking sector, tightening of credit markets which could impact debt availability. These factors have and could continue to negatively impact our business operations and cash flows for the foreseeable future, including reductions in revenue, decreases in gross margin and delays in payments from customers, as well as declines or delays in the conversion of backlog to revenue. Certain of our revenue may not be collectible to the extent our customers suffer financial difficulty and, in fiscal 2023, we increased our bad debt reserve to account for potentially uncollectible revenue. For example, in the United States, one customer declared bankruptcy in fiscal 2023 causing us to increase our bad debt reserve due to the expectation that they will be unable to pay us. Accordingly, there remain uncertainties as to how the current macroeconomic environment will impact our business, results of operations, access to sources of liquidity and financial condition in the future. As a result, we are unable to predict with certainty the impacts of these factors on our ability to maintain compliance with the financial covenants contained in the credit and security agreements related to our credit facilities.

In May 2021, we issued $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. Concurrently, with the issuance of the notes, in May 2021, we entered into a senior secured credit agreement with Silicon Valley Bank, individually as a lender and agent, and the other lenders (the “Existing Credit Agreement”), which provides for a five-year $80 million term loan facility (the "Term Loan Facility") and a $40 million revolving credit facility (the “Revolving Credit Facility”). As of June 30, 2024, we had an outstanding balance under the Term Loan Facility of $64.0 million and Revolving Credit Facility of $10.0 million. During the year ended June 30, 2024, the weighted average effective interest rate on the Term Loan Facility was 8.6% and weighted average effective interest rate on the Revolving Credit Facility, including the unused commitment fee, was 9.5%. See Note 9, "Debt" to the Notes to the consolidated financial statements for further information regarding the Existing Credit Agreement and 3.75% Convertible Senior Notes due 2026. Also see Note 8, "Commitments and Contingencies" to the Notes to the consolidated financial statements for further information regarding our cash commitments related to our debt.

We may also experience other, unexpected impacts to our business, including matters discussed in the Part I, Item 1A titled “Risk Factors.” While we were in compliance with such covenants for the period ended June 30, 2024, failure to meet the covenant requirements in the future could cause us to be in default and the maturity of the related debt could be accelerated and become immediately payable. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. In addition, because substantially all of our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by our lenders. This may require us to obtain waivers or amendments to the credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendments will be available, or what the cost of such waiver or amendment, if obtained, would be. For example, in April 2024, the Company entered into the Third Amendment (the “ Third Amendment”) to the Existing Credit Agreement to update the calculation of Consolidated EBITDA (as defined in the Existing Credit Agreement) to maintain compliance with the debt covenants as of March 31, 2024. If we are unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Additionally, the undistributed earnings of our foreign subsidiaries at June 30, 2024, for all countries except Japan, France, Switzerland and the United Kingdom are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of our foreign earnings could be subject to income taxes. As of June 30, 2024, we had $9.5 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there will be additional foreign tax withholdings imposed, depending on the country from which the funds were repatriated.

Cash Flows

	Years Ended June 30,
	2024	2023	2022
Net cash provided by (used in) operating activities	$(11,904)	$15,539	$(2,400)
Net cash used in investing activities	(3,601)	(12,681)	(4,717)
Net cash used in financing activities	(3,951)	(2,112)	(15,369)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,354)	302	(5,561)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(20,810)	$1,048	$(28,047)

Cash Flows From Operating Activities

Net cash used in operating activities was $11.9 million during the year ended June 30, 2024, resulting primarily from a $21.9 million decrease from the net changes in assets and liabilities, and a net loss of $15.5 million offset by a $25.6 million increase in non-cash items.

•
Non-cash items primarily consisted of share-based compensation expense of $9.5 million, provision for inventories write-down of $6.0 million, depreciation and amortization expense of $5.9 million, and a $4.1 million increase in the net deferred profit margin on sales to the JV, partially offset by income from our equity method investment of $1.8 million.
•
The major contributors to the decrease in net changes of assets and liabilities during the year ended June 30, 2024 were as follows: a $16.5 million decrease in accrued liabilities primarily due to the payment of value added tax payables and a decrease in accrued bonus compensation; a $15.8 million increase in accounts receivable primarily due to an increase in system sales during the fourth quarter of fiscal year 2024; a $6.6 million decrease in customer advances due to delivery of orders, a $4.0 million increase in inventories primarily due to increased costs for parts; a $2.5 million decrease in deferred revenue primarily due to the timing of revenue recognition, partially offset by a $17.4 million increase in accounts payable due to the timing of payments, and a $6.1 million decrease in prepaid and other assets primarily due to a decrease in value added tax receivables partially offset by a $2.5 million dividend receivable from our JV.

Cash Flows From Investing Activities

Net cash used in investing activities was $3.6 million during the year ended June 30, 2024, was due to the purchase of property and equipment.

Cash Flows From Financing Activities

Net cash used in financing activities was $4.0 million during the year ended June 30, 2024 and was due to the scheduled payment of $6.0 million of the principal amount outstanding on our Term Loan Facility partially offset by $2.2 million in proceeds from the issuance of common stock to employees from employee stock plans. We borrowed $5.0 million on our Revolving Credit Facility in May 2024, and then repaid the $5.0 million in June 2024.

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
•
The impact of inflation on our expenses; and
•
The unpredictable impact of the macroeconomic environment, including on collections, supply chain, and logistics.

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

Operating and Capital Expenditure Requirements and Contractual Obligations

Our purchase commitments and obligations include all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services and acquisition and licensing of intellectual property. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our long-term material cash requirements include lease obligations. See Note 4, “Leases” to the Notes to the consolidated financial statements for further information.

Inflation

We experienced rising costs for certain materials, including increased logistics and duties costs that adversely affected our gross margins and net income (loss), and had a material effect on our business, financial condition and results of operations for fiscal years 2023 and 2024. We expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses in fiscal year 2025 as we are unable to pass all of these increased costs to our customers. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least the remainder of calendar year 2024, if not longer. Continued pressure from inflationary factors, such as further increases in the cost of materials for our products, cost of labor, interest rates, overhead costs, logistics and duties costs could further exacerbate these effects and harm our business, operating results, and financial condition.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. The economic uncertainty in the current environment however, could limit our ability to accurately make and evaluate our estimates and judgments. Actual results could therefore differ materially from those estimates if actual conditions differ from our assumptions.

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

Revenue Recognition and the Assessment of Stand-Alone Selling Price

Our revenue is primarily derived from new system and upgrade sales of CyberKnife and TomoTherapy platforms and services, which include post-contract customer support (“PCS”) contracts (warranty period services and post-warranty services), installation services, training and other professional services. We record our revenue net of any value-added or sales tax. We recognize revenue for certain performance obligations at the point in time when control is transferred, such as delivery of products and the right to use. We recognize revenue for certain other performance obligations over a period of time as control of the goods or services is transferred, such as PCS and construction contracts. Payments received in advance of system shipment are recorded as customer advances and are deferred until product shipment when they are recognized in revenue. We assess the probability of collection based on a number of factors, including past payment history with the customer and creditworthiness of the customer. We generally do not request collateral from our customers but will request advance payments or letter’s of credit when deemed necessary.

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

Allowance for Credit Losses

We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. On no-less than a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for anticipated credit losses. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect all outstanding receivables, additional provisions may be needed and our operating results could be negatively affected.

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

For the years ended June 30, 2024, and 2023, there was one customer that represented 10% or more of total net revenue. We had one customer as of June 30, 2024 and June 30, 2023, respectively, that accounted for more than 10% of our total accounts receivable, net.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Swiss Franc, Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore, expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of June 30, 2024, we had open currency forward contracts to purchase or sell foreign currencies with stated, or notional value, of approximately $88.0 million.

The purpose of these foreign currency forward contracts is to mitigate the risk associated with foreign exchange rate fluctuations. We have developed a foreign exchange policy to govern our forward contracts. These foreign currency forward contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other expenses, net. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment.

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and our 3.75% Convertible Senior Notes due 2026. The interest rates on the 3.75% Convertible Senior Notes due 2026 are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and the Secured Overnight Financing Rate (“SOFR”). As of June 30, 2024, the Credit Facilities included borrowings under the Term Loan Facility of $64.0 million, and borrowings under the Revolving Credit Facility of $10.0 million. The interest on the borrowings under the Credit Facilities is payable at an annual interest rate of reserve-adjusted, 90-day term SOFR (subject to a 0.50% floor) plus a margin between 2.50% and 3.25%. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by a 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 9, Debt to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion regarding our debt obligations.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 19, 2024 expressed an adverse opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

The principal consideration for our assessment that the determination of the SSP of performance obligations represents a critical audit matter is that the estimates made in determining SSP involve significant judgment due to the absence of directly observable data which requires the Company to make subjective assumptions used to estimate the SSP for each performance obligation. Evaluating the appropriateness of these estimates requires a high degree of auditor judgment and an increased extent of effort.

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
▪
considered how management determined the disaggregation of distinct customer groups;
▪
determined the appropriateness of discount rates applied to list prices based on the Company’s pricing strategy and target margins for customer groups, including comparing the discount rates to internal pricing policies;
▪
recalculated and validated the inputs used in the calculation;
▪
made inquiries of staff members outside of the accounting department to determine if there are factors that could have indicated a change in the Company’s go-to market strategy;
▪
compared the SSP indicated by management’s analysis to known orders at the performance obligation level for a sample of items; and
▪
compared SSP at the performance obligation level to the prior year and evaluated the reasons for significant relative fluctuations.

Going concern analysis

As described further in note 1 to the financial statements, the Company’s ability to comply with its debt covenants will depend on its future operating performance. To assess its ability to meet obligations as they come due and assess future compliance with debt covenants for at least twelve months from the issuance date of the financial statements, the Company has forecasted future financial results which requires significant judgment and estimation. We identified the going concern assessment as a critical audit matter.

The principal consideration for our determination that the going concern assessment represents a critical audit matter is that evaluating the appropriateness of the significant judgments and estimates in the Company's forecasted financial results requires a high degree of auditor judgment.

Our audit procedures related to the going concern assessment included the following, among others:

•
We compared the Company’s historical forecasted financial results to actual results to assess the Company’s ability to accurately forecast.
•
We evaluated the Company’s forecasted financial results and ability to meet obligations as they come due for at least twelve months from the issuance date of these financial statements by:
▪
Evaluating the reasonableness of management’s key assumptions, including assessing the Company’s ability to achieve forecasted results through increased revenues, increased gross profit, and cost reductions in the normal course of business.

▪
Comparing the Company’s forecasted future financial results to (1) historical results and previous forecasts, (2) internal communications to management and the Board of Directors.
▪
Testing the sensitivity analyses performed by the Company.
•
We evaluated the completeness of the Company’s future obligations and evaluated consistency of evidence obtained in other areas of the audit.
•
We obtained and inspected the amended debt covenants executed subsequent to June 30, 2024 with the Company’s lender.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

San Jose, California

September 19, 2024

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$68,570	$89,402
Restricted cash	485	524
Accounts receivable, net of allowance for credit losses of $2,251 and $3,079 as of June 30, 2024 and June 30, 2023, respectively (a)	92,001	74,777
Inventories	138,324	145,150
Prepaid expenses and other current assets (b)	23,006	27,612
Deferred cost of revenue	850	568
Total current assets	323,236	338,033
Property and equipment, net	24,774	20,926
Investment in joint venture	9,826	15,128
Operating lease right-of-use assets, net	33,773	25,853
Goodwill	57,672	57,681
Intangible assets, net	59	210
Restricted cash	1,337	1,276
Other assets	17,950	20,107
Total assets	$468,627	$479,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,020	$33,739
Accrued compensation	17,128	23,793
Operating lease liabilities	6,218	4,151
Other accrued liabilities	28,508	38,271
Customer advances	13,988	20,777
Deferred revenue	71,649	72,185
Short-term debt, net of unamortized debt costs	7,756	5,721
Total current liabilities	195,267	198,637
Long-term liabilities:
Operating lease liabilities	32,373	23,602
Long-term other liabilities	7,389	4,675
Deferred revenue	24,114	27,079
Long-term debt, net of unamortized debt costs	164,400	171,562
Total liabilities	423,543	425,555
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding		—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of June 30, 2024 and June 30, 2023, respectively; issued and outstanding: 100,194,932 and 96,534,609 shares at June 30, 2024 and June 30, 2023, respectively	100	97
Additional paid-in-capital	566,887	555,276
Accumulated other comprehensive income (loss)	(4,222)	422
Accumulated deficit	(517,681)	(502,136)
Total stockholders' equity	45,084	53,659
Total liabilities and stockholders’ equity	$468,627	$479,214

(a)
Included accounts receivable from the joint venture, an equity method investment, of $25,339 and $10,304 at June 30, 2024, and June 30, 2023, respectively. See Note 11.
(b)
Included other receivable from the joint venture, an equity method investment, of $743 and $100 at June 30, 2024, and June 30, 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements

Accuray Incorporated

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended June 30,
	2024	2023	2022
Net revenue:
Products (a)	$234,164	$233,192	$214,715
Services (b)	212,387	214,413	215,194
Total net revenue	446,551	447,605	429,909
Cost of revenue:
Cost of products	161,061	153,627	127,287
Cost of services	142,569	140,018	142,667
Total cost of revenue (c)	303,630	293,645	269,954
Gross profit	142,921	153,960	159,955
Operating expenses:
Research and development (d)	49,732	57,129	57,752
Selling and marketing	42,619	46,178	49,664
General and administrative	50,066	48,271	44,391
Total operating expenses	142,417	151,578	151,807
Income from operations	504	2,382	8,148
Income on equity method investment	1,838	2,572	241
Interest expense	(11,624)	(10,632)	(8,129)
Other expense, net	(2,538)	(1,110)	(2,262)
Loss before provision for income taxes	(11,820)	(6,788)	(2,002)
Provision for income taxes	3,725	2,492	3,345
Net loss	$(15,545)	$(9,280)	$(5,347)
Net loss per share - basic and diluted	$(0.16)	$(0.10)	$(0.06)
Weighted average common shares used in computing net loss per share:
Basic and diluted	98,272	94,884	92,095
Net loss	$(15,545)	$(9,280)	$(5,347)
Foreign currency translation adjustment	(2,445)	(791)	(3,998)
Change in defined benefit pension obligation	(2,199)	(1,193)	4,311
Comprehensive loss	$(20,189)	$(11,264)	$(5,034)

(a)
Includes sales of products to the joint venture, an equity method investment, of $77,497 during the year ended June 30, 2024, $55,658 during the year ended June 30, 2023, and $45,545 during the year ended June 30, 2022, respectively. See Note 11.

(b)
Includes sales of services to the joint venture, an equity method investment, of $15,039 during the year ended June 30, 2024, $10,919 during the year ended June 30, 2023, and $10,332 during the year ended June 30, 2022, respectively. See Note 11.

(c)
Includes cost of revenue from sales to the joint venture, an equity method investment, of $59,853 during the year ended June 30, 2024, $37,772 during the year ended June 30, 2023, and $35,237 during the year ended June 30, 2022, respectively. See Note 11.

(d)
Includes charge backs to the joint venture, an equity method investment, related to research and development of $942 during the year ended June 30, 2024, $1,463 during the year ended June 30, 2023, and $2,336 during the year ended June 30, 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2021	90,822	$91	$554,680	$2,093	$(488,024)	$68,840
Cumulative adjustment due to adoption of ASU No. 2020-06	-	-	(25,633)	—	849	(24,784)
Issuance of common stock to employees	2,726	3	3,887	—		3,890
Tax withholding upon vesting of restricted stock units	(48)	—	(258)	—	—	(258)
Share-based compensation	—	—	10,535	—	—	10,535
Net loss	—	—	—	—	(5,347)	(5,347)
Cumulative translation adjustment	—	—	—	(3,998)	—	(3,998)
Change in defined benefit pension obligation	—	—	—	4,311	-	4,311
Balance at June 30, 2022	93,500	94	543,211	2,406	(492,522)	53,189
Issuance of common stock to employees	3,108	3	2,197	—	—	2,200
Tax withholding upon vesting of restricted stock units	(73)	—	(199)	—	—	(199)
Share-based compensation	—	—	10,053	—	—	10,053
Net loss	—	—	—	—	(9,280)	(9,280)
Cumulative translation adjustment	—	—	—	(791)	—	(791)
Change in defined benefit pension obligation	—	—	—	(1,193)	—	(1,193)
Other	—	—	14	—	(334)	(320)
Balance at June 30, 2023	96,535	$97	$555,276	$422	$(502,136)	$53,659
Issuance of common stock to employees	3,707	3	2,244	—	—	2,247
Tax withholding upon vesting of restricted stock units	(47)	—	(117)	—	—	(117)
Share-based compensation	—	—	9,484	—	—	9,484
Net loss	—	—	—	—	(15,545)	(15,545)
Cumulative translation adjustment	—	—	—	(2,445)	—	(2,445)
Change in defined benefit pension obligation	—	—	—	(2,199)	—	(2,199)
Balance at June 30, 2024	100,195	$100	$566,887	$(4,222)	$(517,681)	$45,084

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended June 30,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(15,545)	$(9,280)	$(5,347)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,905	4,527	5,513
Share-based compensation	9,484	10,053	10,600
Amortization of debt issuance costs	955	926	817
Provision for (recovery from) credit losses	(479)	2,290	266
Provision for write-down of inventories	6,022	4,369	3,478
(Gain) loss on disposal of property and equipment	11	(135)	28
Income on equity method investment	(1,838)	(2,572)	(241)
Net deferred profit margin on sales to the JV	4,098	282	3,300
Provision for deferred income taxes	1,402	456	1,785
Changes in assets and liabilities:
Accounts receivable	(15,826)	18,488	(12,519)
Inventories	(3,998)	(6,855)	(22,861)
Prepaid expenses and other assets	6,105	(4,029)	(6,042)
Deferred cost of revenue	(275)	891	1,549
Accounts payable	17,365	2,850	11,676
Operating lease liabilities, net of operating lease right-of-use assets	321	(324)	(880)
Accrued liabilities	(16,506)	887	6,685
Customer advances	(6,619)	(4,669)	1,238
Deferred revenues	(2,486)	(2,616)	(1,445)
Net cash provided by (used in) operating activities	(11,904)	15,539	(2,400)
Cash flows from investing activities
Purchases of property and equipment, net	(3,601)	(12,614)	(4,717)
Purchase of intangible assets	—	(67)	—
Net cash used in investing activities	(3,601)	(12,681)	(4,717)
Cash flows from financing activities
Proceeds from the issuance of common stock to employees	2,247	2,200	3,889
Taxes paid related to net share settlement of equity awards	(117)	(199)	(258)
Debt issuance costs	(81)	(248)	—
Repayment of convertible notes	—	(2,865)	—
Paydown under Term Loan Facility	(6,000)	(6,000)	(4,000)
Borrowings under the Revolving Credit Facility	5,000	5,000	—
Repayments under the Revolving Credit Facility	(5,000)	—	(15,000)
Net cash used in financing activities	(3,951)	(2,112)	(15,369)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,354)	302	(5,561)
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,810)	1,048	(28,047)
Cash, cash equivalents and restricted cash at beginning of period	91,202	90,154	118,201
Cash, cash equivalents and restricted cash at end of period	$70,392	$91,202	$90,154

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Years Ended June 30,
	2024	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,749	$2,150	$1,398
Cash paid for interest	$10,520	$9,847	$7,462
Supplemental non-cash disclosure:
Unpaid purchase of property and equipment at end of year	$445	$2,064	$813
Receivable for the sale of property and equipment	$—	$221	$—
Leasehold improvement from lease incentive	$2,593	$—	$—
Transfers from inventory to property and equipment	$3,438	$303	$—
Dividend receivable from joint venture	$2,460	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Notes to Consolidated Financial Statements

Note 1. The Company and its Significant Accounting Policies

The Company

Accuray Incorporated (together with its subsidiaries, the “Company” or “Accuray”) designs, develops and sells advanced radiosurgery and radiation therapy systems for the treatment of tumors throughout the body. The Company is incorporated in Delaware and is headquartered in Madison, Wisconsin. The Company has primary offices in the United States, Switzerland, China, Hong Kong, and Japan, and conducts its business worldwide.

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

Reclassifications

Certain amounts in the notes to consolidated financial statements have been reclassified to conform to current year presentation. Such reclassifications had no impact on the Company’s consolidated financial statements.

Risks and Uncertainties

The Company is subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including rising interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; geopolitical concerns, such as the Russia-Ukraine and Israel-Hamas conflicts and increasing tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; the upcoming U.S. presidential election; and other factors that may emerge. In particular, the Company is also continuing to navigate supply chain and inflation challenges, and adverse foreign currency exchange rate fluctuations, all of which continues to be a significant headwind that affects the Company’s results of operations.

The Company expects that the business of its customers and its own business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. Delays in deliveries and installations that originated from the COVID-19 pandemic and its effects on the global economic environment may continue, to some degree, through the remainder of calendar year 2024, which could have a negative impact on our revenue during such period. In addition, ongoing supply chain challenges and logistics costs, including difficulties in obtaining a sufficient supply of component materials and increased component costs, have adversely affected the Company's gross margins and net income (loss), and the Company’s current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of calendar year 2024, if not longer. In addition, the Company expects inflation and the ongoing supply chain challenges and logistics costs to impact its cash from operations through at least the remainder of calendar year 2024, if not longer. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our revenue during fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. Furthermore, certain parts required for the manufacturing and servicing of the Company's products, such as electronic components, are scarce and could be difficult to source, even at increased prices, if the supplier were adversely affected by macroeconomic and geopolitical issues. If such parts become unavailable to the Company, it would not be able to manufacture or service our products, which would adversely impact revenue, gross margins, and net income (loss). The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity, however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time. The Company’s past results may not be indicative of its future performance, and historical trends, including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by geopolitical and macroeconomic conditions. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. The Company, however, is unable to predict with certainty the impact of geopolitical and macroeconomic conditions, including its effect on the global supply chain, inflation and foreign currency exchange rates, will have on its ability to maintain compliance with the debt covenants contained in the credit agreement related to its Credit Facilities (the "Credit Agreement"), including financial covenants regarding the consolidated fixed charge coverage ratio and consolidated senior net leverage ratio. On April 25, 2024, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement to update the calculation of Consolidated EBITDA (as defined in the Credit Agreement) to maintain compliance with the debt covenants as of March 31, 2024. The Company was in compliance with such covenants at June 30, 2024. Failing to comply with the covenants to the Credit Agreement, as amended, could adversely affect the Company’s ability to finance its future operations or capital needs, withstand a future downturn in its business or the economy in general, engage in business activities, including future opportunities that may be in its interest, and plan for or react to market conditions or otherwise execute its business strategies. The Company’s ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on its future operating performance. In addition, because substantially all of the Company’s assets are pledged as a security under the Credit Facilities, if the Company is not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by the Company’s lenders. Failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or additional amendments to the Credit Agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendments and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

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

Restricted cash primarily consists of cash held in bank accounts which are under the control of the lender to the Credit Facilities, certificates of deposit held as guarantees in connection with customer contracts and corporate leases, and funds held as guarantees for Value‑Added Tax (“VAT”) obligations in a foreign jurisdiction.

Fair Value Measurements

The carrying values of the Company’s financial instruments including cash equivalents, restricted cash, accounts receivable, and accounts payable, are approximately equal to their respective fair values due to the relatively short‑term nature of these instruments. The Company’s Credit Facilities approximated fair value due to variable interest rate charged on the borrowings, which reprice frequently. See Note 7, Fair Value Measurements, of the notes to consolidated financial statements for further information.

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

The Company had one customer that represented 10% or more of total net revenue for the years ended June 30, 2024, 2023, and 2022, respectively. The Company had one customer as of June 30, 2024 and June 30, 2023, respectively, that accounted for more than 10% of accounts receivable, net.

Single‑source suppliers presently provide the Company with several components. In most cases, if a supplier was unable to deliver these components, the Company believes that it would be able to find other sources for these components subject to any regulatory qualifications, if required.

Accounts Receivable

Accounts receivable consist of amounts billed and unbilled from customers and are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the expected collectability of all accounts receivable. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. The Company writes off accounts receivable when they are determined to be uncollectible.

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

The Company offers customers the opportunity to trade in their older systems for a discount off the purchase of a new system. The Company generally does not provide specific trade-in prices or upgrade rights at the time of purchase of the original system. Trade-in or upgrade transactions are based on the fair value of the products when sold and are separately negotiated, taking into consideration circumstances existing at the time the trade-in or upgrade is delivered. Accordingly, implied trade-ins and upgrades discounts are not considered separate performance obligations in system sales agreements. During fiscal years 2024, 2023 and 2022, no fair value has been assigned to any of the systems that were traded-in.

The stand-alone selling price ("SSP") of performance obligations is determined based on observable prices at which the Company separately sells the products and services. If the SSP is not directly observable, then the Company estimates the SSP considering market conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available. The contract consideration allocation is based on the SSP at contract inception and updated should a significant contract modification occur. The consideration (net of any discounts) is allocated among separate products and services in a bundle based on their relative SSPs. Contract modifications typically add additional goods or services or change pricing. For such modifications, the most recent SSP is used for reallocation to the remaining performance obligations.

The Company recognizes revenue for certain performance obligations at the point in time when control is transferred, such as the delivery and right to use the products and upgrades occurs. Service revenue is recognized over the term of the service period as the customer benefits from the services throughout the service period. Revenue related to services that are not part of a service contract and performed on a time-and-materials basis are recognized when performed. Service contracts comprise a single stand-ready performance obligation satisfied over time as our customers simultaneously receive and consume benefits from the Company's performance. This performance obligation constitutes a series of services that are substantially the same and provided over time using the same measure of progress. Revenues derived from these arrangements are recognized over time using an output method based upon the passage of time as this provides a faithful depiction of the pattern of transfer of control.

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

Deferred Revenue and Customer Advances

Deferred revenue represents the amount billed under an arrangement in excess of the amount of revenue recognized. It primarily consists of unfulfilled obligations from open contracts for which performance has already started including short-shipped items, deferred warranty, training, maintenance services and other unperformed or incomplete performance obligations. Service contracts outside of the warranty period, for maintenance services, in general, are considered month-to-month contracts. Deferred revenue includes deferred warranty expected to be recognized over the remaining warranty period for systems already installed.

Customer advances represent payments made by customers in advance of product shipment per the agreed upon contract terms.

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

Costs for the development of software the Company plans to sell, lease or market on its own or as part of another product is capitalized once technological feasibility is achieved. The Company will capitalize costs until the product is ready to be sold, at which time, it will amortize the capitalized costs over the estimated useful life. Costs for the development of software the Company plans to sell is recorded in Other assets on the consolidated balance sheets.

Impairment of Long‑Lived Assets

The Company reviews long-lived assets, including intangible assets, equity method investment in the JV, property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable using pretax undiscounted cash flows. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value.

Goodwill

Goodwill is not amortized but is evaluated for impairment on an annual basis and when impairment indicators are present. The Company has assessed that it has one operating segment and one reporting unit, and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. The Company estimates the fair value of the reporting unit based on the Company’s closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the estimated fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required. There was no impairment of goodwill identified in the fiscal years ended June 30, 2024, 2023 and 2022.

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

Share‑Based Compensation

The Company issues share‑based compensation awards to employees and directors in the form of stock options, restricted stock units (“RSUs”), performance units (“PSUs”) and employee stock purchase plan (“ESPP”) awards (collectively, “awards”).

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

Earnings Per Common Share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders is as follows (in thousands):

	Years Ended June 30,
	2024	2023	2022
Numerator:
Net loss used to compute basic and diluted loss per share	$(15,545)	$(9,280)	$(5,347)
Denominator:
Weighted average shares used to compute basic and diluted loss per share	98,272	94,884	92,095
Basic and dilutive net loss per share	$(0.16)	$(0.10)	$(0.06)
Anti-dilutive share-based awards, excluded	14,052	12,862	12,828

Outstanding Convertible Notes—Diluted Share Impact

Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof, in cash, the shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Senior Notes due 2026 and the 3.75% Convertible Senior Notes due 2022 (collectively, the “Notes”) are included in the calculation of diluted net income (loss) per share only if their inclusion is dilutive for periods during which the Notes were outstanding. The shares of common stock issuable upon conversion of the outstanding principal amount of the Notes as of June 30, 2024, 2023 and 2022 were 17.1 million, 17.1 million and 17.6 million, respectively, and were not included in the basic and diluted net loss per common share as the effect of adding the shares were anti-dilutive. See Note 9, Debt, of the consolidated financial statements for more information about the Notes.

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

Equity Method Investment

The Company has an equity investment in CNNC Accuray (Tianjin) Medical Technology Co. Ltd., the Company’s JV. The Company applies the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company's investment in the JV is measured at cost and adjusted for the Company’s share of the JV's income or loss, intra-entity profits, dividend distributions, currency translation adjustments, and impairments, if any. The Company recognizes its proportionate share of income or loss from the JV on a one-quarter lag due to the timing of the availability of the JV’s financial records. Profit earned by the Company from the JV is eliminated through cost of goods sold until it is realized; such profits would generally be considered realized when the inventory has been sold through to third parties.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

In December 2023, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update (“ASU”) 2023-09 to improve the transparency and usefulness of income tax disclosures. The accounting standard expands disclosures to the entity’s income tax rate reconciliation table and requires cash taxes paid disaggregated by jurisdiction. These changes will be applied on a prospective basis. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt ASU 2023-09 on July 1, 2025. The ASU requires retrospective application to all prior periods presented in the financial statements. The Company is currently assessing the timing and impact of adopting the updated provisions.

In November 2023, the FASB issued ASU 2023-07 to improve reportable segment disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures to be disclosed in interim periods. The update will be effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on July 1, 2024. The Company has assessed the impact of this update and it believes that it will not have a material impact on its consolidated financial statement disclosure requirements.

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

Changes in the contract assets and contract liabilities are as follows (dollars in thousands):

			Change
	June 30, 2024	June 30, 2023	$	%
Contract assets:
Unbilled accounts receivable – current (1)	$19,131	$9,847	9,284	94
Interest receivable – current (2)	305	379	(74)	(20)
Long-term accounts receivable (3)	2,859	4,734	(1,875)	(40)
Interest receivable – non-current (3)	432	673	(241)	(36)
Contract liabilities:
Customer advances	13,988	20,777	(6,789)	(33)
Deferred revenue – current	71,649	72,185	(536)	(1)
Deferred revenue – non-current	24,114	27,079	(2,965)	(11)

(1)
Included in accounts receivable on the consolidated balance sheets
(2)
Included in prepaid expenses and other current assets on the consolidated balance sheets
(3)
Included in other assets on the consolidated balance sheets

During the year ended June 30, 2024, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized, and changes in transactions with payment terms exceeding 12 months. During the year ended June 30, 2024, contract liabilities changed due to changes in the timing of revenue recognition as a result of changes in shipping timing, modifications to the transaction price, reduced customer deposits for system sales, and for which the warranty was deferred.

During the years ended June 30, 2024 and June 30, 2023, the Company recognized revenues of $75.3 million, $84.9 million, and $81.2 million respectively, which were included in the deferred revenue balances at June 30, 2023, June 30, 2022 and June 30, 2021, respectively.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts, for which performance has already started and the transaction price from executed contracts, for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of June 30, 2024, total remaining performance obligations amounted to $909.5 million. Of this total amount, $64.9 million related to long-term warranty and non-cancellable post-warranty services, which is the estimated revenue expected to be recognized over the remaining service period and warranty period for systems that have been delivered (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products).

The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's expected revenue recognition based on the remaining performance obligations related to long-term warranty and non-cancellable post-warranty services as of June 30, 2024 (in thousands):

	Fiscal years
	2025	2026	2027	Thereafter
Long-term warranty and service	$27,414	$21,476	$11,792	$4,175

For the remaining $64.9 million of performance obligations (open systems sales, upgrades, training and other miscellaneous items), the Company estimates 27% to 35% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. The Company anticipates a portion of its open contracts may never result in revenue recognition, primarily due to the long sales cycle and factors outside of its control, including changes in customers' needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. Based on historical experience and management's best estimate, approximately 26% of the Company’s $797.4 million open system sales contracts may never result in revenue.

Capitalized Contract Costs

As of June 30, 2024, and 2023, the balance of capitalized costs to obtain a contract was $9.6 million and $11.0 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets.

	Fiscal years
	2024	2023	2022
Amortization of capitalized contract costs	$4,068	$3,631	$3,320
Impairment loss on capitalized contracts	128	756	611

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

A summary of the Company’s financing receivables is presented as follows (in thousands):

	June 30, 2024	June 30, 2023
Financing receivable	$2,871	$5,854
Allowance for credit losses	—	(798)
Total, net	$2,871	$5,056
Reported as:
Current	$1,340	$2,016
Non-current	1,531	3,040
Total, net	$2,871	$5,056

In the fourth quarter of fiscal year 2024, the Company wrote-off $0.8 million in financing receivables and related allowance for credit loss because the Company determined it would no longer be able to collect from the customer.

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Raw materials	$57,699	$62,945
Work-in-process	13,629	17,469
Finished goods	66,996	64,736
Total inventories	$138,324	$145,150

The Company's inventories on the consolidated balance sheets are net of reserves.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Value added tax receivables	$4,026	$12,023
Prepaid commissions	5,288	5,866
Capitalized contract costs	1,876	1,782
Income tax receivable	368	495
Dividend receivable from JV	2,460	—
Other prepaid assets	5,018	5,763
Other current assets	3,970	1,683
Total prepaid and other current assets	$23,006	$27,612

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Machinery and equipment	$45,539	$44,779
Leasehold improvements	30,994	26,641
Computer and office equipment	6,347	7,798
Software	11,308	5,191
Furniture and fixtures	1,719	1,581
Construction in progress	2,550	13,499
	98,457	99,489
Less: Accumulated depreciation	(73,683)	(78,563)
Total property and equipment, net	$24,774	$20,926

At June 30, 2024, software includes $8.1 million in capitalized costs for the completed transition of the Company's new enterprise resource planning system in August 2023. At June 30, 2023, construction in progress included $7.5 million in capitalized costs for the development of internal use software. The Company will depreciate the cost associated with the enterprise resource planning system over five years. Depreciation expense related to property and equipment was $5.8 million, $4.4 million and $5.4 million, during the years ended June 30, 2024, 2023 and 2022, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Capitalized contract costs	$7,768	$9,244
Long-term accounts receivable	2,859	4,734
Capitalized software costs to be sold	4,683	2,853
Deferred tax asset	659	860
Other long-term assets	1,981	2,416
Total other assets	$17,950	$20,107

There was no amortization expense or amounts written down to net realizable value for the capitalized software costs to be sold during the years ended June 30, 2024, 2023 and 2022, respectively.

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Value added tax liabilities	$5,202	$12,709
Commissions due to third parties	5,048	10,499
Refunds due to customers	6,079	3,364
Accrued consulting	1,238	2,599
Accrued royalties	2,939	2,398
Interest payable	485	453
Income tax payable	1,206	900
Other liabilities	6,311	5,349
Total other accrued liabilities	$28,508	$38,271

Treasury Stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of June 30, 2024, and June 30, 2023, the Company had 3.1 million shares of treasury stock valued at $14.1 million. Treasury stock is included in Additional paid-in capital on the consolidated balance sheets.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Cumulative Translation Adjustment	Defined Pension Benefit Obligation	Total
Balance at June 30, 2022	$(1,541)	$3,947	$2,406
Other comprehensive loss	(791)	(1,193)	(1,984)
Balance at June 30, 2023	$(2,332)	$2,754	$422
Other comprehensive loss	(2,445)	(2,199)	(4,644)
Balance at June 30, 2024	$(4,777)	$555	$(4,222)

Consolidated Statements of Operations

Other expense, net consisted of the following (in thousands):

	Years Ended June 30,
	2024	2023	2022
Foreign currency transaction loss	$(2,046)	$(878)	$(2,618)
Other, net	(492)	(232)	356
Total other expense, net	$(2,538)	$(1,110)	$(2,262)

Restructuring Charges

In the second quarter of fiscal year 2024, the Company informed affected employees of a cost savings initiative to reduce operating expenses resulting in the elimination of approximately 5.9 percent of the Company’s global workforce. The Company recorded restructuring charges of $2.6 million in restructuring charges during fiscal year 2024. These charges are cash-based and are primarily related to severance expenses and other one-time termination benefits. At June 30, 2024, the Company has completed the cost savings initiative.

In the second quarter of fiscal year 2023, the Company announced a cost savings initiative designed to reduce operating costs. This cost savings initiative resulted in the reduction of the Company’s global workforce by 4.5%. The Company recorded $2.7 million in restructuring charges during fiscal year 2023. These charges were cash-based charges, primarily related to severance expenses and other one-time termination benefits. The Company did not have any remaining accruals related to this cost savings initiative as of June 30, 2023.

Note 4. Leases

The Company has operating leases for corporate offices and warehouse facilities worldwide. Additionally, the Company leases cars and copy machines that are considered operating leases. Some of the Company’s leases are non-cancellable operating lease agreements with various expiration dates through June 2035. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised, and therefore are not factored into the determination of lease payments.

The following table provides information related to the Company’s operating leases (in thousands):

	Fiscal years
	2024	2023	2022
Operating lease costs (1)	$9,146	$9,370	$9,246
Short-term operating lease costs	305	353	397
Cash paid for amounts included in the measurement of lease liabilities	9,013	9,370	9,799

(1)
Excludes expenses related to short-term lease operating costs.

Operating lease right-of-use assets and operating lease obligations are represented in the table below (in thousands):

	June 30, 2024	June 30, 2023
Beginning balance operating lease right-of-use assets	$25,853	$16,798
Lease assets added	14,389	17,157
Amortization for the year	(6,469)	(8,102)
Ending balance operating lease right-of-use assets	$33,773	$25,853

Beginning balance operating lease obligations	$27,753	$19,020
Lease liabilities added	16,775	16,834
Repayment and interest accretion	(5,937)	(8,101)
Ending balance operating lease obligations	$38,591	$27,753

Current portion of operating lease obligations	$6,218	$4,151
Noncurrent portion of operating lease obligations	$32,373	$23,602

Maturities of operating lease liabilities as of June 30, 2024, are presented in the table below (in thousands):

Year Ending June 30,	Amount
2025	$6,267
2026	7,459
2027	7,441
2028	6,324
2029	4,701
Thereafter	24,761
Total operating lease payments	56,953
Less: imputed interest	(18,362)
Present value of operating lease liabilities	$38,591
Weighted average remaining lease term (in years)	8.2
Weighted average discount rate	10.4%

Note 5. Goodwill and Purchased Intangible Assets

Goodwill

The Company's carrying amount of its goodwill is as follows (in thousands):

	As of June 30,
	2024	2023
Balance at the beginning of the period	$57,681	$57,840
Currency translation adjustment	(9)	(159)
Balance at the end of the period	$57,672	$57,681

The Company performed its annual goodwill impairment test in the second quarter of fiscal year 2024 and determined that there was no impairment to goodwill. In the third quarter of fiscal year 2024, the Company determined that its decline in cash flows and a downward adjustment to the fiscal year 2024 annual guidance constituted triggering events for the impairment of goodwill, and it determined that there was no impairment to goodwill as of March 31, 2024. In the fourth quarter of fiscal year 2024, the Company determined that the triggering events present at March 31, 2024, were still present at June 30, 2024. The Company performed an interim goodwill impairment test and it determined that there was no impairment to goodwill as of June 30, 2024. The Company will continue to monitor its recorded goodwill for indicators of impairment every fiscal quarter.

Purchased Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, consisted of the following (in thousands):

	As of June 30, 2024			As of June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Patent license	$1,000	$(1,000)	$-	$1,000	$(893)	$107
Other intangibles	132	(73)	59	132	(29)	103
Total intangible assets	$1,132	$(1,073)	$59	$1,132	$(922)	$210

The Company did not identify any triggering events that would indicate potential impairment of its definite‑lived intangible and long‑lived assets as of June 30, 2024, and 2023.

Amortization expense related to purchased intangible assets during the years ended June 30, 2024, 2023, and 2022, was $0.2 million, $0.2 million and $0.1 million, respectively.

The estimated future amortization expense of purchased intangible assets as of June 30, 2024 is as follows (in thousands):

Year Ending June 30,	Amount
2025	$44
2026	15
Total estimated future amortization expense	$59

Note 6. Derivative Financial Instruments

The Company utilizes foreign currency forward contracts with reputable financial institutions to manage its exposure of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated cash, customer receivables and liabilities. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies primarily include the Japanese Yen, Swiss Franc, Indian Rupee and Euro. The periods of these forward contracts range up to approximately three months and the notional amounts are intended to be consistent with changes in the underlying exposures. The Company intends to exchange foreign currencies for U.S. Dollars at maturity. The Company enters into forward currency exchange contracts to hedge its overseas operating expenses and other liabilities when deemed appropriate.

The notional amount of the Company's outstanding forward currency exchange contracts consisted of the following (in thousands):

	As of June 30,
	2024	2023
Swiss Franc	59,392	26,867
Chinese Yuan	5,156	249
Euro	2,755	17,885
British Pound	730	516
Indian Rupee	8,916	3,539
Korean Won	1,735	—
Canadian Dollar	1,510	—
Japanese Yen	7,762	12,492
Total outstanding forward currency exchange contracts	$87,956	$61,548

The Company entered into the foreign exchange forward contracts on June 30, 2024 and June 30, 2023, and therefore, there was no amount recorded on the balance sheets.

Gains and losses on the Company's foreign currency forward contracts are recorded in Other expense, net, on the Company's consolidated statements of operations. The following table provides information about the gain or loss associated with the Company’s derivative financial instruments not designated as hedging instruments (in thousands):

	Years ended June 30,
	2024	2023	2022
Foreign currency exchange gain (loss) on forward contracts	$(613)	$1,881	$502

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

Assets and Liabilities That Are Measured at Fair Value

At June 30, 2024, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of $88.0 million. The fair value of the forward contract based upon the June 30, 2024 exchange rate was

$87.7 million, which it considers to be a Level 2 fair value measurement. At June 30, 2023, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of $61.5 million. The fair value of the forward contract based upon the June 30, 2023 exchange rate was $61.2 million, which it considers to be a Level 2 fair value measurement.

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

The following table summarizes the carrying value, net of debt costs, and estimated fair value of the 3.75% Convertible Senior Notes due 2026, the Term Loan Facility, and the Revolving Credit Facility, (in thousands):

	June 30, 2024		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes Due 2026	98,782	85,762	98,189	98,265
Term Loan Facility	63,374	63,374	69,094	69,094
Revolving Credit Facility	10,000	10,000	10,000	10,000
Total	$172,156	$159,136	$177,283	$177,359

Note 8. Commitments and Contingencies

Long‑term Debt Commitments

The Company is required to make semi‑annual interest payments on the 3.75% Convertible Senior Notes due 2026, principal and interest payments on the Term Loan Facility and interest payments on the Revolving Credit Facility. See Note 9, Debt, of the consolidated financial statements for more information.

Future minimum long‑term principal payments and interest on the 3.75% Convertible Senior Notes due 2026 and Credit Facilities (as defined below), including short-term portion, as of June 30, 2024, are as follows (in thousands):

Year Ending June 30,	Long-Term Debt (1)
2025	$17,929
2026	174,153
Total	$192,082

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

Indemnities and Commitments

The Company enters into standard indemnification agreements with its landlords and all superior mortgages and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2024.

Guarantees

As of June 30, 2024 and June 30, 2023, the Company had various bank guarantees totaling approximately $1.1 million and $1.3 million, respectively, primarily related to a bidding process with customers.

Royalty Agreements

The Company enters into software license agreements with third parties that may require royalty payments for each license used. In connection with such agreements, the Company recorded royalty costs of $1.9 million, $2.3 million and $1.9 million for the years ended June 30, 2024, 2023 and 2022, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had approximately $2.9 million and $2.4 million accrued liabilities as of June 30, 2024 and 2023, respectively, related to this agreement.

Software License Indemnity

Under the terms of the Company’s agreements with its customers, the Company agrees that in the event the certain Company software sold under such agreement infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in its agreements with customers where Company software is licensed. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2024.

Litigation

From time to time, the Company is involved in legal proceedings, including claims, investigations, and inquiries, arising in the ordinary course of its business. The Company records a provision for a loss when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. To the extent that there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. Currently, management believes the Company does not have any probable and reasonably estimable material losses related to any current legal proceedings and claims. Although occasional adverse decisions or settlements may occur, management does not believe that an adverse determination with respect to any of these claims would individually, or in the aggregate, materially and adversely affect the Company’s financial condition or operating results. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position, and cash flows.

Note 9. Debt

The Company's outstanding debt as of June 30, 2024 and June 30, 2023 is as follows (in thousands):

	June 30, 2024			June 30, 2023
	Principal Amount	Unamortized Debt Costs	Net Carrying Amount	Principal Amount	Unamortized Debt Costs	Net Carrying Amount
3.75% Convertible Senior Notes due 2026	$100,000	$(1,218)	$98,782	$100,000	$(1,811)	$98,189
Term Loan Facility	64,000	(626)	63,374	70,000	(906)	69,094
Revolving Credit Facility	10,000	—	10,000	10,000	—	10,000
Total debt	$174,000	$(1,844)	$172,156	$180,000	$(2,717)	$177,283
Reported as:
Short-term debt			$7,756			$5,721
Long-term debt			164,400			171,562
Total debt			$172,156			$177,283

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

As of June 30, 2024 and June 30, 2023, the if-converted value of the 3.75% Convertible Notes due 2026 did not exceed the outstanding principal amount.

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

The interest on the borrowings under the Credit Facilities is payable in arrears on the applicable interest payment date, at an annual interest rate of reserve-adjusted, 90-day term SOFR (subject to a 0.50% floor) plus a margin between 2.50% and 3.25% margin, determined by the Consolidated Senior Net Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement requires the Company to pay the Lenders an unused commitment fee equal to the average unused portion of the Revolving Credit Facility. The Company pays a rate of 0.25% to 0.40% per annum of the average unused portion of the Revolving Credit Facility, determined by the Consolidated Senior Net Leverage Ratio (as defined in the Credit Agreement). If all or a portion of the loans under the Term Loan Facility are prepaid, then the Company will be required to pay a fee equal to 1% of the aggregate amount of the loans so prepaid, subject to certain exceptions. During the year ended June 30, 2024, the weighted average effective interest rate on the Term Loan Facility was 8.6% and weighted average effective interest rate on the Revolving Credit Facility, including the unused commitment fee, was 9.5%.

The Credit Agreement contains restrictions and covenants applicable to the Company and its subsidiaries. Among other requirements, the Company may not permit the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the Credit Agreement or the consolidated senior net leverage ratio to be greater than a certain specified ratio for each fiscal quarter during the term of the Credit Agreement. On April 25, 2024, the Company entered into the Third Amendment to update the calculation of Consolidated EBITDA (as defined in the Credit Agreement) to maintain compliance with the debt covenants as of March 31, 2024. As of June 30, 2024, the Company was in compliance with its covenants under the Credit Agreement.

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

A summary of interest expense on the Credit Facilities and the Notes is as follows (in thousands):

	Year ended June 30,
	2024	2023	2022
Interest expense related to contractual interest coupon	$10,552	$9,473	$7,233
Interest expense related to amortization of debt issuance costs	956	926	909
Total	$11,508	$10,399	$8,142

Note 10. Stock Incentive Plan and Employee Stock Purchase Plan

As of June 30, 2024, the Company had two outstanding stock incentive plans: the 2016 Equity Incentive Plan (“2016 Plan”) and the 2007 Incentive Award Plan (“2007 Plan”). The 2016 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, performance shares, performance units, and RSUs. The vesting of RSUs granted under the 2016 Plan are primarily service‑based (over the requisite service period) while the vesting of performance units granted under the 2016 Plan consist of PSUs. Only employees of the Company are eligible to receive incentive stock options. Non‑employees may be granted non‑qualified stock options.

Stock options granted under the 2016 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date. The stock options have 10-year contractual terms and generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 36 months. Service‑based RSUs granted generally vest 25% of the share units covered by the grant on each of the first through fourth anniversaries of the date of the grant, subject to the continued service of the grantee through each such date. RSUs granted to the Board of Directors vest over one year. PSUs granted generally vest at the end of a three year performance period and the amount of shares that vest are based on the Company's actual performance relative to predefined performance conditions. The Board of Directors has the discretion to use different vesting schedules. As of June 30, 2024, the 2007 Plan continued to remain in effect; however, the Company can no longer grant equity awards under such plans.

The following table summarizes the share‑based compensation charges included in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Years ended June 30,
	2024	2023	2022
Cost of revenue	$1,375	$1,439	$1,584
Research and development	1,456	1,396	1,371
Selling and marketing	1,905	1,586	2,213
General and administrative	4,748	5,632	5,432
Total	$9,484	$10,053	$10,600

The following table summarizes the share‑based compensation charges for the Company’s equity awards (in thousands):

	Years ended June 30,
	2024	2023	2022
Stock options	$741	$2,011	$2,565
Restricted stock units	7,307	7,004	6,160
Performance stock units	386	54	571
Employee stock purchase plan	1,050	984	1,304
Total	$9,484	$10,053	$10,600

Stock Options

The fair value of each option is estimated at the date of grant using the Black‑Scholes option pricing formula with the following assumptions:

Years Ended June 30,
	2024	2023	2022
Risk–free interest rate	—%	—%	2.71% - 3.21%
Dividend yield	—%	—%	—%
Expected term	—	—	7.30 - 8.94
Expected volatility	—%	—%	54.1% - 57.3%

The Company did not grant any stock options to its employees in the years ended June 30, 2024 and 2023.

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

A summary of option activity under the Company’s incentive plan is presented below (in thousands except per share and term amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (1)
Balance at June 30, 2023	5,480	$3.40	6.53	$3,580
Options granted	—	—
Options exercised	(90)	$2.60
Options forfeited/expired	(120)	$4.19
Balance at June 30, 2024	5,270	$3.40	2.95	$—
Vested or expected to vest at June 30, 2024	5,270	$3.40	2.95	$-
Exercisable at June 30, 2024	4,792	$3.47	2.48	$—
1.
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Accuray common stock of $1.82 and $3.87 on June 28, 2024 and June 30, 2023, respectively, The amount represents what would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

There were no options granted during the years ended June 30, 2024 and 2023. The grant date fair value of options granted during the year ended June 30, 2022 was $0.9 million. The total intrinsic value of options exercised during the year ended June 30, 2024 was not material and the total intrinsic value of options exercised during the year ended June 30, 2022 was $0.3 million. There were no options exercised during the year ended June 30, 2023. The total cash received from option exercises during the year ended June 30, 2024 and June 30, 2022 was $0.3 million and $1.2 million, respectively.

Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset, attributable to share compensation costs for such options, are credited to additional paid‑in capital. The benefits are recognized against income taxes. Realized excess tax benefits related to stock options exercises was zero for each of the years ended June 30, 2024, 2023 and 2022.

As of June 30, 2024, there was $0.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.9 years.

The following table summarizes information about outstanding and exercisable options at June 30, 2024 (in thousands, except years and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.96 – $2.08	755	7.94	$2.05	389	$2.05
$2.60 – $2.60	1,439	1.65	$2.60	1,439	$2.60
$2.96 – $2.96	277	5.67	$2.97	277	$2.97
$4.10 – $4.10	2,048	0.68	$4.10	2,048	$4.10
$4.46 – $5.00	751	5.59	$4.51	639	$4.51
Total outstanding	5,270	2.95	$3.40	4,792	$3.47

Restricted Stock and Performance Stock

The following table summarizes the activity of RSUs and PSUs (in thousands, except fair value per share):

Unvested Restricted Stock	Restricted Stock Units	Performance Stock Units	Total Number of Shares Underlying Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2023	5,334	2,049	7,383	$2.77
Granted	3,697	1,264	4,961	$2.62
Vested	(2,376)	(137)	(2,513)	$2.85
Cancelled/forfeited	(686)	(363)	(1,049)	$2.79
Unvested at June 30, 2024	5,969	2,813	8,782	$2.66

Restricted Stock Units

The grant date fair value of the RSUs granted was $9.7 million, $7.2 million and $12.0 million for the years ended June 30, 2024, 2023 and 2022, respectively. The aggregate fair market value of the RSUs that vested during the years ended June 30, 2024, 2023 and 2022, was $5.9 million, $4.5 million and $6.4 million, respectively. As of June 30, 2024, there was $11.3 million of unrecognized compensation cost related to the RSUs, which is expected to be recognized over a weighted average period of 1.5 years.

Performance Stock Units

The grant date fair value of PSUs granted was $3.3 million, $2.4 million and $3.7 million for the years ended June 30, 2024, 2023 and 2022, respectively. The aggregate fair value of the PSUs that vested during the year ended June 30, 2024, was $0.4 million. There were no PSUs that vested during the years ended June 30, 2023 and 2022. As of June 30, 2024, there was $2.6 million of unrecognized compensation cost related to the PSUs, which is expected to be recognized over a weighted average period of 2.0 years.

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

The Company estimates the fair value of ESPP shares at the date of grant using the Black‑Scholes option pricing model. The weighted average assumptions were as follows:

Years Ended June 30,
	2024	2023	2022
Risk–free interest rate	5.05% - 5.39%	4.65% - 5.44%	0.10% - 2.16%
Dividend yield	—%	—%	—%
Expected term	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	37.22% - 61.48%	38.98% - 61.09%	35.49% - 54.33%

The risk‑free rate for the expected term of the ESPP option was based on the U.S. Treasury constant maturity rate for each offering period; expected volatility was based on the historical volatility of the Company’s common stock; and the expected term was based upon the offering period of the ESPP.

The Company issued 1.1 million, 1.3 million and 1.1 million shares under the ESPP during fiscal 2024, 2023 and 2022, respectively, at a weighted average purchase price per share of $1.79, $1.75 and $2.51, respectively. As of June 30, 2024, total unrecognized compensation cost related to the ESPP plan was $0.7 million, which the Company expects to recognize over a weighted average period of 0.9 years.

Common Stock Available For Issuance

In November 2023, the Company’s stockholders approved amending and restating the 2016 Plan to increase the number of shares of the Company’s common stock available for issuance by 5.0 million shares. At June 30, 2024, the Company had 2.5 million shares of common stock reserved for issuance under the stock incentive plans and 3.8 million shares of common stock reserved for issuance under the employee stock purchase plan.

Note 11. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. As of June 30, 2024, the Company owned a 49% interest in the JV, which is reported as an investment in joint venture on the Company’s consolidated balance sheets.

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

The following table shows the reconciliation between the carrying value of the Company's investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	June 30, 2024	June 30, 2023
Carrying value of investment in joint venture	$9,826	$15,128
Deferred intra-entity profit margin	9,835	5,737
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$14,941	$16,145

As of June 30, 2024, the Company’s carrying value of the investment in the JV for the Company's proportional share of the JV's currency translation adjustment was decreased by $0.6 million. In June 2024, the JV declared a $2.5 million dividend to the Company payable in fiscal year 2025. The Company recorded this dividend as a reduction to its carrying value in the JV. At June 30, 2023, the Company’s carrying value of the investment in the JV was increased for the Company's proportional share of the investee's currency translation adjustment was not material. No impairment was identified as of June 30, 2024 and June 30, 2023.

Summarized financial information of the JV is as follows (in thousands):

Statement of Operations Data:	Twelve Months Ended March 31, 2024	Twelve Months Ended March 31, 2023	Twelve Months Ended March 31, 2022
Revenue	$114,942	$109,097	$55,190
Gross profit	$22,137	$21,522	$15,915
Net income	$3,750	$5,280	$422
Net income attributable to the Company	$1,838	$2,572	$241

Summarized Balance Sheet Data:	As of March 31, 2024	As of March 31, 2023
Assets
Current assets	$102,500	$87,662
Non current assets	12,425	16,504
Total assets	$114,925	$104,166
Liabilities and Stockholders' Equity
Current liabilities	$79,300	$70,189
Non current liabilities	113	398
Stockholder's equity	35,512	33,579
Total liabilities and stockholders' equity	$114,925	$104,166

The following table shows the activity of the Company’s deferred intra-entity profit margin from sales to the JV (in thousands):

	Years Ended June 30,
	2024	2023	2022
Deferred intra-entity profit margin recognized on sales to the JV	$9,061	$10,436	$4,007
Deferred intra-entity profit margin on sales to the JV	(13,159)	(10,718)	(7,307)
Net deferred profit margin on sales to the JV (1)	$(4,098)	$(282)	$(3,300)

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

Note 12. Income Taxes

Loss before provision for income taxes on the accompanying statements of operations and comprehensive loss included the following components (in thousands):

	Years Ended June 30,
	2024	2023	2022
Domestic	$(25,184)	$(17,489)	$(14,092)
Foreign	13,364	10,701	12,090
Total loss before provision for income taxes	$(11,820)	$(6,788)	$(2,002)

The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	133	—	25
Foreign	2,190	2,036	1,535
Total current	$2,323	$2,036	$1,560
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	1,402	456	1,785
Total deferred	1,402	456	1,785
Total provision for income taxes	$3,725	$2,492	$3,345

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended June 30,
	2024	2023	2022
U.S. federal taxes (benefit):
At federal statutory rate	$(2,482)	$(1,426)	$(420)
State tax, net of federal benefit	133	—	25
Share-based compensation expense	629	1,189	592
Research and development credits	(209)	(1,181)	(415)
Foreign taxes	(167)	(164)	(948)
Deferred tax on foreign earnings	952	408	1,730
Global intangible low-taxed income	1,335	927	2,124
Change in valuation allowance	3,202	2,546	502
Other non-deductible permanent items	332	193	252
Other	—	—	(97)
Total provision for income taxes	$3,725	$2,492	$3,345

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets (liabilities) were as follows (in thousands):

	June 30,
	2024	2023
Deferred tax assets:
Federal and state net operating losses	$66,463	$69,157
Accrued expenses and reserves	4,523	7,083
Lease liability	6,332	5,401
Deferred revenue	3,269	4,275
Research and development credits	26,669	26,425
Share-based compensation expense	1,405	1,367
Capitalized research and development	19,464	13,042
Unicap	541	587
Fixed assets/intangibles	644	946
Section 163(j) interest	2,776	1,702
Other	6	245
Total deferred tax assets	132,092	130,230
Deferred tax liabilities:
Contract acquisition costs	(1,228)	(1,602)
Right of use assets	(5,288)	(4,941)
Deferred tax on foreign earnings	(2,499)	(1,547)
Total deferred tax liabilities	(9,015)	(8,090)
Valuation allowance	(125,944)	(123,528)
Net deferred tax liabilities	$(2,867)	$(1,388)

As of June 30, 2024, the Company had $281.9 million and $124.5 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2029 for federal and 2025 for state purposes.

In addition, as of June 30, 2024, the Company had federal and state research and development tax credits of $28.4 million and $22.8 million, respectively. If not utilized, the federal research credits will begin to expire in 2025, the California research credits have no expiration date and the other state research credits will begin to expire in 2025.

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

Certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs United States shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is defined under IRC Section 951A as the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount has been absorbed by net operating loss carryforwards. The Company has made a policy decision to record GILTI tax as a current-period expense when incurred.

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

At June 30, 2024, the Company has $2.5 million of deferred tax liability related to withholding tax expected to be paid on the remittance of unrepatriated distributable reserves in France, Japan and Switzerland. At June 30, 2024, the Company has undistributed earnings of certain foreign subsidiaries of $14.7 million that it has indefinitely invested, and on which it has not recognized deferred taxes.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended June 30,
	2024	2023	2022
Balance at beginning of year	$21,565	$19,810	$18,765
Tax positions related to current year:
Additions	1,064	1,692	1,222
Tax positions related to prior years:
Additions	—	652	61
Reductions	(585)	(589)	(238)
Balance at end of year	$22,044	$21,565	$19,810

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions with respect to legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The reduction in prior year's tax positions primarily relates to lapses of applicable statutes of limitations. The Company anticipates there will be no material changes in uncertain tax positions in the next 12 months. As of June 30, 2024, the amount of gross unrecognized tax benefits was $22.0 million, of which $21.6 million would not affect income tax expense before consideration of any valuation allowance.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2024 and 2023, the Company’s cumulative accrued interest and penalties related to uncertain tax positions, was not material.

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

The Company is also subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other foreign tax authorities, and in some cases the Company has received additional tax assessments which have not been significant. The Company is under audit by the Indian tax authorities for the fiscal year 2021 and 2023 and we do not expect a material impact on the consolidated financial statements.

Note 13. Retirement Plans

Employee Benefit Plan

The Company’s employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax‑deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $2.1 million, $2.2 million and $2.3 million to the 401(k) Plan during the years ended June 30, 2024, 2023 and 2022, respectively.

Defined Benefit Pension Obligation

The Company has established a defined benefit pension plan for its employees in its Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability. The Company uses June 30 as the year‑end measurement date for this plan.

Obligations and Funded Status

The following table presents the funded status of the defined benefit pension plan (in thousands):

	June 30,
	2024	2023
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$19,388	$17,453
Service cost	1,245	1,241
Interest cost	381	336
Plan participants’ contributions	3,548	2,486
Actuarial loss	2,236	389
Foreign currency changes	(124)	1,205
Settlements	(2,434)	(3,542)
Benefit and expense payments	(181)	(180)
Benefit obligation—end of fiscal year	$24,059	$19,388
Change in plan assets:
Plan assets—beginning of fiscal year	$18,761	$17,350
Employer contributions	1,265	1,295
Actual return on plan assets	467	179
Plan participants’ contributions	3,548	2,486
Foreign currency changes	(97)	1,173
Settlements	(2,434)	(3,542)
Benefit and expense payments	(181)	(180)
Plan assets—end of fiscal year	$21,329	$18,761
Funded status	$(2,730)	$(627)
Amounts recognized within the consolidated balance sheets:
Long-term other liabilities	$(2,730)	$(627)
Net amount recognized	$(2,730)	$(627)

The following table presents the amounts recognized in accumulated other comprehensive income (loss) (before tax) for the defined benefit pension plan (in thousands):

	June 30,
	2024	2023
Net actuarial gain	$428	$2,559
Prior service credit	127	195
Total recognized in accumulated other comprehensive income (loss)	$555	$2,754

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this defined benefit pension plan where accumulated benefit obligation exceeded the fair value of plan assets (in thousands):

	June 30,
	2024	2023
Projected benefit obligation	$24,059	$19,388
Accumulated benefit obligation	$20,946	$16,807
Fair value of plan assets	$21,329	$18,761

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive loss, before tax, related to the Company’s defined benefit pension plan (in thousands):

	Year ended June 30,
	2024	2023	2022
Net Periodic Benefit Costs:
Service cost	$1,245	$1,241	$1,513
Interest cost	381	336	75
Expected returns on assets	(284)	(176)	(144)
Amortization of prior service cost (credit)	(24)	(23)	54
Amortization of net gain	(92)	(207)	—
Gain on settlement	(65)	(518)	—
Net periodic benefit costs	1,161	653	1,498
Other Amounts Recognized in Other Comprehensive Loss:
Net (gain) loss arising during the year	2,019	406	(3,584)
Prior service cost (credit)	24	24	(53)
Amortization of prior service cost (credit)	—	—	(678)
Amortization of net gain	91	217	—
Effect of settlement	65	546	4
Total recognized in other comprehensive (gain) loss	2,199	1,193	(4,311)
Total recognized in net periodic benefit costs and other comprehensive income (loss)	$3,360	$1,846	$(2,813)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2025 related to the Company’s defined benefit pension plan are as follows (in thousands):

2025
Net loss	$—
Prior service cost	24
Accumulated other comprehensive income	$24

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long‑term return on assets for the Company’s defined benefit pension plan were as follows:

	Fiscal Years
	2024	2023	2022
Net Periodic Benefit Costs:
Discount rate	1.30%	1.95%	1.90%
Rate of compensation increase	1.75%	1.75%	1.75%
Expected long-term return on assets	1.50%	1.50%	1.00%

The assumptions used to measure the benefit obligation for the Company’s defined benefit pension plan were as follows:

	June 30,
	2024	2023
Benefit Obligation:
Discount rate	1.30%	1.95%
Rate of compensation increase	1.75%	1.75%

Contributions and Future Benefit Payments

The Company made contributions of approximately $1.3 million, $1.3 million and $1.2 million to the defined benefit pension plan during fiscal years 2024, 2023 and 2022, respectively. The Company expects total contributions to the defined benefit pension plan for fiscal year 2025 will be approximately $1.3 million.

Estimated future benefit payments expected to be paid by the defined benefit pension plan at June 30, 2024 are as follows (in thousands):

Year Ending June 30,	Future Benefits
2025	$1,183
2026	1,436
2027	1,265
2028	1,318
2029	1,649
Thereafter	9,558
Total estimated future benefit payments	$16,409

Plan Assets

The plan assets are invested in insurance contracts with Copré Collective Foundation based in Lausanne, Switzerland at the end of fiscal years 2024 and 2023. In fiscal 2024 and 2023, the risks of death and disability are reinsured with Zurich Life Insurance. The Copré Foundation for Occupational Benefits (“Copré Foundation”) defines and is responsible for the asset strategy and invests the plan assets for the Company. The Copré Foundation invests the plan assets in insurance contracts which can be measured at Level 2 in the fair value hierarchy. In fiscal 2024 and 2023, the expected interest rate for mandatory retirement savings was 1.5% and 1.0%, respectively. The technical administration and management of the savings account are guaranteed by the Copré Foundation. Insurance benefits due are paid directly to the entitled persons by the Copré Foundation. Accuray International Sàrl has committed itself to pay the annual contributions and costs due under the pension fund regulations.

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

The following summarizes revenue by geographic region (in thousands):

	Years ended June 30,
	2024	2023	2022
Americas	$90,156	$122,335	$126,005
EIMEA	168,611	155,879	134,640
China	103,412	75,762	86,935
Japan	55,682	61,962	53,376
Asia Pacific, excluding China	28,690	31,667	28,953
Total net revenues	$446,551	$447,605	$429,909

The following summarizes countries that represent more than ten percent of the Company’s revenues (in thousands):

	Years ended June 30,
	2024	2023	2022
United States	18%	24%	26%
China	23%	17%	20%
Japan	12%	14%	12%
Rest of world	47%	45%	42%
Total net revenues	100%	100%	100%

Disaggregation of long-lived assets

Information regarding geographic areas in which the Company has long-lived assets, which consists of property, plant and equipment, net, and operating lease right-of-use assets are as follows (in thousands):

	June 30, 2024	June 30, 2023
Americas	$46,570	$41,569
EIMEA	9,327	3,074
China	1,211	539
Japan	1,304	1,096
Asia Pacific, excluding China	135	501
Total long-lived assets	$58,547	$46,779

Property and equipment, net and operating lease right-of-use assets in the Americas region are located in the United States.

Note 15. Subsequent Events

On September 12, 2024, the Company entered into the Fourth Amendment (as defined in Item 9B(a) of this Annual Report on Form 10-K) to (i) change the requirements of certain financial maintenance covenants under the Credit Agreement for the fiscal quarter ending September 30, 2024, (ii) add a minimum liquidity covenant to the Credit Agreement and (iii) reduce the available revolving commitments available under the Credit Agreement to no more than $20.0 million.

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there are no additional events that would require adjustments to its disclosures in the consolidated financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act) as of June 30, 2024.

Based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by our Annual Report on Form 10‑K, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) of the Exchange Act. Under the supervision and with the participation of the interim Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013.

Based on this evaluation, management concluded that as of June 30, 2024 our internal control over financial reporting was not effective as a result of two material weaknesses detailed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Risk assessment

A deficiency was identified associated with the risk assessment component of the COSO framework. This specifically related to the implementation of the SAP S/4HANA ERP system on August 1, 2023, which contributed to two material weaknesses within our system of internal control over financial reporting at the control activity level;

•
The system was not designed and did not maintain effective controls to ensure that all manual journal entries consistently enforced segregation of duties in the approval process prior to being posted to the general ledger system.
•
The system was not designed to and did not maintain effective controls to ensure the existence of inventory at the Madison manufacturing warehouse locations because its controls relied on a cycle count program that, due to limitations associated with the system, was not sufficiently precise.

Notwithstanding the material weaknesses, we have concluded there were no adjustments that resulted from the above material weaknesses and that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

The effectiveness of our internal control over financial reporting as of June 30, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

(c)
Remediation Measures

Management is committed to addressing and remediating the material weaknesses described above and has immediately commenced developing a plan to enhance the design and operating effectiveness of our internal controls over financial reporting. Remediation measures, which are currently ongoing, include the following:

•
Enhance the ERP system to ensure systemic workflows are built for all manual journals enforcing the segregation between creation and review/posting of journals.
•
Enhance the ERP system to allow for full capture of inventory with proper count timing required for an effective cycle count program, inclusive of reinforcement for proper cycle count process through policy statements, regular communications and in periodic reviews and meetings with managers and staff.

Though remediation measures are subject to continual review, we expect the remediation measures described above will contribute to addressing the identified material weaknesses. Implementation of the remediation measures is subject to oversight by the Audit Committee of our Board of Directors, and while certain remediation measures are currently in place, the identified material weaknesses will not be considered remediated until the remediation measures have been fully designed and implemented, the applicable controls operate for a sufficient period of time, and we have concluded through testing that the newly implemented controls are operating effectively.

(d)
Changes in Internal Control over Financial Reporting

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, and has concluded that other than the material weaknesses identified with corresponding remediation measures described above, there were no changes to our internal control during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the fourth quarter of fiscal 2024, no director or officer, as defined in Rule 16a-1(f), adopted, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

The Company has identified a deficiency in a principle associated with the risk assessment component of the COSO framework. This specifically related to the implementation of the SAP S/4HANA ERP system on August 1, 2023, which contributed to two material weaknesses within the Company’s system of internal control over financial reporting at the control activity level:

•
The system was not designed and did not maintain effective controls to ensure that all manual journal entries consistently enforced segregation of duties in the approval process prior to being posted to the general ledger system.
•
The system was not designed to and did not maintain effective controls to ensure the existence of inventory at the Madison manufacturing warehouse locations because its controls relied on a cycle count program that, due to limitations associated with the system, was not sufficiently precise.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2024. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated September 19, 2024 which expressed an unqualified opinion on those financial statements.

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

September 19, 2024

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The information in our 2024 Proxy Statement regarding directors and executive officers appearing under the headings “Proposal One—Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” is incorporated herein by reference.

In addition, the information in our 2024 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading “Corporate Governance and Board of Directors Matters” is incorporated herein by reference.

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Item 11. EXECUTIVE COMPENSATION

The information in our 2024 Proxy Statement appearing under the headings “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Non‑Employee Directors” and “Corporate Governance and Board of Directors Matters—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2024 Proxy Statement appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2024 Proxy Statement appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance and Board of Directors Matters—Director Independence” is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in our 2024 Proxy Statement appearing under the headings “Proposal Five—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non‑Audit Services” and “Proposal
Five—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre‑Approval Policies and Procedures” is incorporated herein by reference.

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

3.
Exhibits

The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33301	3.1	02/06/2013
3.2	Amended and Restated Bylaws of Registrant.	8‑K	001‑33301	3.1	09/20/2023
4.1	Indenture between Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of August 7, 2017.	8-K	001-33301	4.1	08/08/2017
4.2	Form of Common Stock Certificate.	S‑1/A	333‑138622	4.3	02/05/2007
4.3	Form of 3.75% Convertible Senior Note due 2022 (included in Exhibit 4.3).	8-K	001-33301	4.1	08/08/2017
4.4	First Supplemental Indenture, dated as of December 4, 2017, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-33301	4.1	12/04/2017
4.5	Indenture, dated as of May 13, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-33301	4.1	05/18/2021
4.6	Form of 3.75% Convertible Senior Note due 2026 (included in Exhibit 4.5)	8-K	001-33301	4.1	05/18/2021
4.7	Description of the Registrant’s Securities	10-K	001-33301	4.7	09/07/2023
10.1	Office Lease between Old Sauk Trails Park Limited Partnership and TomoTherapy Incorporated, dated October 22, 2001.	10-K	001-33301	10.1	09/07/2023
10.2	First Amendment to Lease between Old Sauk Trails Park Limited Partnership and TomoTherapy Incorporated, dated May 1, 2004.	10-K	001-33301	10.2	09/07/2023

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.3	Second Amendment to Lease between Old Sauk Trails Park Limited Partnership and Accuray, Inc FKA TomoTherapy, Inc., dated October 19, 2016.	10-K	001-33301	10.3	09/07/2023
10.4	Third Amendment to Lease between Old Sauk Trails Park Limited Partnership and Accuray Incorporated, dated March 27, 2020.	10-K	001-33301	10.4	09/07/2023
10.5	Fourth Amendment to Lease Deming Way Property Group LLC and Accuray Incorporated, dated August 19, 2022.	10-K	001-33301	10.5	09/07/2023
10.6	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	S‑1	333‑138622	10.4	11/13/2006
10.7*	Accuray Incorporated 2007 Incentive Award Plan.	10‑K	001‑33301	10.8	09/19/2011
10.8*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.	8‑K	001‑33301	99.2	09/02/2014
10.9*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	8‑K	001‑33301	99.1	09/02/2014
10.10*	Form of Stock Option Grant Notice and Stock Option Agreement.	8‑K	001‑33301	99.3	11/23/2011
10.11*	Form of 2016 Market Stock Unit Grant Notice and Award Agreement.	8‑K	001‑33301	99.1	10/02/2015
10.12*	Accuray Incorporated Amended and Restated 2016 Equity Incentive Plan and forms of award agreements thereunder.	8‑K	001‑33301	10.1	11/15/2023
10.13*	Amended and Restated 2007 Employee Stock Purchase Plan.	8-K	001-33301	10.2	11/16/2022
10.14*	Accuray Incorporated Company Bonus Plan.	10‑Q	001‑33301	10.6	11/06/2018
10.15*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Suzanne Winter.	S-8	333-234412	99.1	10/31/2019
10.16*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Suzanne Winter.	S-8	333-234412	99.2	10/31/2019
10.17*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Jim Dennison.	S-8	333-251038	99.4	11/30/2021
10.18*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Jim Dennison.	S-8	333-251038	99.5	11/30/2021
10.19*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Sandeep Chalke.	S-8	333-265330	99.1	05/31/2022
10.20*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Sandeep Chalke.	S-8	333-265330	99.2	05/31/2022
10.21*	TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	S‑8	333‑174952	99.1	06/17/2011
10.22*	TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	S‑8	333‑174952	99.2	06/17/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.23*	TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	S‑8	333‑174952	99.3	06/17/2011
10.24*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	10‑Q	001‑33301	10.7	05/10/2011
10.25*	Executive Employment Agreement by and Between Registrant and Jesse Chew, dated January 1, 2023.	10-Q	001-33301	10.3	05/08/2023
10.26*	Executive Employment Agreement by and Between Registrant and Suzanne Winter, dated January 1, 2023	10-Q	001-33301	10.1	05/08/2023
10.27*	Executive Employment Agreement by and between Registrant and Michael Hoge, dated January 1, 2023.	10-Q	001-33301	10.4	05/08/2023
10.28*	Executive Employment Agreement by and between Registrant and Ali Pervaiz, dated January 1, 2023.	10-Q	001-33301	10.2	05/08/2023
10.29*	Executive Employment Agreement by and between Registrant and Sandeep Chalke, dated May 2, 2022.	10-K	001-33301	10.46	8/17/2023
10.30	Credit Agreement among the Registrant, as the Borrower, the several lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, lead arranger, issuing lender and swingline lender, dated as of May 6, 2021.	10-K	001-33301	10.56	08/17/2021
10.31	First Amendment to Credit Agreement among Registrant, as the Borrower, the several banks and other financial institutions or entities party hereto, and Silicon Valley Bank, as administrative agent, issuing lender and swingline lender, dated as of October 28, 2022.	10-Q	001-33301	10.1	2/2/2023
10.32

Second Amendment to Credit Agreement among Registrant, as the Borrower, the several banks and other financial institutions or entities party hereto, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, issuing lender and swingline lender, dated as of November 20, 2023.

						X
10.33	Third Amendment to Credit Agreement among Registrant, as the Borrower, the several banks and other financial institutions or entities party hereto, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, issuing lender and swingline lender, dated as of April 25, 2024.	10-Q	001-33301	10.1	05/08/2024
10.34	Form of Exchange Agreement, dated as of May 6, 2021, between the Registrant and each signatory thereto.	8-K	001-33301	10.1	05/12/2021
10.35	Form of Subscription Agreement, dated as of May 6, 2021, between the Registrant and each signatory thereto.	8-K	001-33301	10.2	05/12/2021

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
19.1	Insider Trading Policy					X
21.1	List of subsidiaries.					X
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10‑K).					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.					X
97.1	Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Madison, State of Wisconsin, on September 19, 2024.

ACCURAY INCORPORATED

By:	/s/ Sandeep Chalke Sandeep Chalke Interim Chief Executive Officer
By:	/s/ Ali Pervaiz Ali Pervaiz Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Sandeep Chalke and Ali Pervaiz, and each of them, as his true and lawful attorneys‑in‑fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys‑ in‑ fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ Sandeep Chalke Sandeep Chalke	Interim Chief Executive Officer (Principal Executive Officer)	September 19, 2024

/s/ Ali Pervaiz Ali Pervaiz	Chief Financial Officer (Principal Financial and Accounting Officer)	September 19, 2024

President, Chief Executive Officer and Director
Suzanne Winter

/s/ Joseph E. Whitters Joseph E. Whitters	Chairperson of the Board and Director	September 19, 2024

/s/ Robert C. Kill Robert C. Kill	Director	September 19, 2024

/s/ Byron C. Scott Byron C. Scott	Director	September 19, 2024

/s/ Beverly A. Huss Beverly A. Huss	Director	September 19, 2024

/s/ Anne B. Le Grand	Director	September 19, 2024
Anne B. Le Grand

/s/ James M. Hindman James M. Hindman	Director	September 19, 2024

/s/ Mika Nishimura Mika Nishimura	Director	September 19, 2024