Form 10-Q
period 2024-09-30
ACCURAY INC
filed 2024-11-06
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 1, 2024, there were 100,565,016 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

+

We own or have rights to various trademarks and tradenames used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi‑Art®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision®, AutoSegmentation™, CTrue™, H™ Series, iDMS®, InCise™, Iris™, CyberKnife M6™ Series, Accuray OIS Connect™, PreciseART®, PreciseRTX®, Treatment Planning System™, TomoDirect™, TomoEDGE™, TomoH®, TomoHD®, TomoHDA™, TomoHelical™, TomoTherapy Quality Assurance™, Radixact®, Onrad ™, S7™, Accuray Helix™, CyberComm™, AEX®, ClearRT®, XChange®, and VoLO™.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	September 30, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$59,209	$68,570
Restricted cash	485	485
Accounts receivable, net of allowance for credit losses of $2,280 and $2,251 as of September 30, 2024, and June 30, 2024, respectively (a)	91,789	92,001
Inventories, net	154,883	138,324
Prepaid expenses and other current assets (b)	21,456	23,006
Deferred cost of revenue	1,721	850
Total current assets	329,543	323,236
Property and equipment, net	25,342	24,774
Investment in joint venture	6,045	9,826
Operating lease right-of-use assets, net	33,136	33,773
Goodwill	57,810	57,672
Intangible assets, net	48	59
Restricted cash	1,438	1,337
Other assets	19,716	17,950
Total assets	$473,078	$468,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,808	$50,020
Accrued compensation	17,540	17,128
Operating lease liabilities, current	6,779	6,218
Other accrued liabilities	25,457	28,508
Customer advances	13,132	13,988
Deferred revenue	81,321	71,649
Short-term debt	7,769	7,756
Total current liabilities	201,806	195,267
Long-term liabilities:
Operating lease liabilities, non-current	31,773	32,373
Long-term other liabilities	7,335	7,389
Deferred revenue, non-current	24,470	24,114
Long-term debt	162,471	164,400
Total liabilities	427,855	423,543
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of September 30, 2024, and June 30, 2024, respectively; issued and outstanding: 100,435,251 and 100,194,932 shares at September 30, 2024, and June 30, 2024, respectively	100	100
Additional paid-in-capital	569,240	566,887
Accumulated other comprehensive loss	(2,482)	(4,222)
Accumulated deficit	(521,635)	(517,681)
Total stockholders' equity	45,223	45,084
Total liabilities and stockholders' equity	$473,078	$468,627

(a)
Includes accounts receivable from the joint venture, an equity method investment, of $36,679 and $25,339 at September 30, 2024, and June 30, 2024, respectively. See Note 13.
(b)
Includes other receivables from the joint venture, an equity method investment, of $355 and $743 at September 30, 2024, and June 30, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2024	2023
Net revenue:
Products (a)	$48,369	$53,350
Services (b)	53,176	50,542
Total net revenue	101,545	103,892
Cost of revenue:
Cost of products	32,461	35,699
Cost of services	34,615	28,700
Total cost of revenue (c)	67,076	64,399
Gross profit	34,469	39,493
Operating expenses:
Research and development (d)	12,116	14,013
Selling and marketing	11,682	10,244
General and administrative	12,820	13,023
Total operating expenses	36,618	37,280
Income (loss) from operations	(2,149)	2,213
Income (loss) from equity method investment, net	(72)	431
Interest expense	(2,955)	(2,922)
Other income (expense), net	1,847	(759)
Loss before provision for income taxes	(3,329)	(1,037)
Provision for income taxes	625	1,932
Net loss	$(3,954)	$(2,969)
Net loss per share - basic and diluted	$(0.04)	$(0.03)
Weighted average common shares used in computing net loss per share:
Basic and diluted	100,225	96,555
Other comprehensive loss:
Net loss	$(3,954)	$(2,969)
Foreign currency translation adjustment	1,740	(2,138)
Comprehensive loss	$(2,214)	$(5,107)

(a)
Includes sales of products to the joint venture, an equity method investment, of $28,644 and $21,952 during the three months ended September 30, 2024 and 2023, respectively. See Note 13.
(b)
Includes sales of services to the joint venture, an equity method investment, of $4,058 and $2,854 during the three months ended September 30, 2024 and 2023, respectively. See Note 13.
(c)
Includes cost of revenue from sales to the joint venture, an equity method investment, of $20,891 and $15,271 during the three months ended September 30, 2024 and 2023, respectively.
(d)
Includes charge backs to the joint venture, an equity method investment, related to research and development of $355 and $132 during the three months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2024	100,195	$100	$566,887	$(4,222)	$(517,681)	$45,084
Issuance of common stock to employees	240	—	—	—	—	—
Share-based compensation	—	—	2,353	—	—	2,353
Net loss	—	—	—	—	(3,954)	(3,954)
Foreign currency translation adjustment	—	—	—	1,740	—	1,740
Balance at September 30, 2024	100,435	$100	$569,240	$(2,482)	$(521,635)	$45,223

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at June 30, 2023	96,535	$97	$555,276	$422	$(502,136)	$53,659
Issuance of common stock to employees	192	—	—	—	—	—
Share-based compensation	—	—	2,392	—	—	2,392
Net loss	—	—	—	—	(2,969)	(2,969)
Foreign currency translation adjustment	—	—	—	(2,138)	—	(2,138)
Balance at September 30, 2023	96,727	$97	$557,668	$(1,716)	$(505,105)	$50,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(3,954)	$(2,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,464	1,251
Share-based compensation	2,353	2,392
Amortization of debt issuance costs	254	238
Provision (recovery) from credit losses	244	(100)
Provision for write-down of inventories	913	1,395
Loss on disposal of property and equipment	-	5
(Income) loss from equity method investment	72	(431)
Net deferred gross profit on sales to the JV	3,619	1,576
Provision for deferred income taxes	(75)	640
Changes in assets and liabilities:
Accounts receivable	2,003	(5,197)
Inventories	(16,985)	(8,917)
Prepaid expenses and other assets	3,670	(2,428)
Deferred cost of revenue	(871)	8
Accounts payable	(1,727)	2,756
Operating lease liabilities, net of operating lease right-of-use assets	132	11
Accrued compensation and accrued liabilities	(3,911)	1,411
Customer advances	(1,300)	(1,301)
Deferred revenues	6,805	1,069
Net cash used in operating activities	(7,294)	(8,591)
Cash flows from investing activities
Purchases of property and equipment	(1,120)	(1,092)
Net cash used in investing activities	(1,120)	(1,092)
Cash flows from financing activities
Paydown under Term Loan Facility	(2,000)	(1,500)
Debt issuance costs	(173)	—
Borrowings under Revolving Credit Facility	10,000	—
Repayments under Revolving Credit Facility	(10,000)	—
Net cash used in financing activities	(2,173)	(1,500)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,327	(1,328)
Net decrease in cash, cash equivalents and restricted cash	(9,260)	(12,511)
Cash, cash equivalents and restricted cash at beginning of period	70,392	91,202
Cash, cash equivalents and restricted cash at end of period	$61,132	$78,691
Supplemental non-cash disclosure:
Transfers from inventory to property and equipment, net	$92	$1,591
Transfers from inventory to prepaid expenses and other assets	$1,218	$-
Lease liability to leasehold improvement	$447	$2,593
Other balance sheet items reclassed to property and equipment	$288	$-
Unpaid purchase of property and equipment at end of period	$440	$393

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on September 19, 2024.

Reclassifications

Certain amounts in the prior year unaudited condensed financial statements and notes to unaudited condensed consolidated financial statements have been reclassified to conform to current year presentation.

Risks and Uncertainties

The Company is subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including rising interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; geopolitical concerns, such as the Russia-Ukraine and Middle East conflicts and increasing tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; changes in the U.S. presidential administration; and other factors that may emerge. In particular, the Company is also continuing to navigate supply chain and inflation challenges, and adverse foreign currency exchange rate fluctuations, all of which continues to be a significant headwind that affects the Company’s results of operations.

The Company expects that the business of its customers and its own business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. In addition, ongoing supply chain challenges and logistics costs, including difficulties in obtaining a sufficient supply of component materials and increased component costs, have adversely affected the Company's gross margins and net income (loss), and the Company’s current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through fiscal year 2025. In addition, the Company expects inflation and the ongoing supply chain challenges and logistics costs to impact its cash from operations through fiscal year 2025. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted net revenue since fiscal year 2024, and the Company expects this will continue to have an impact through fiscal year 2026. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity, however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time. The Company’s past results may not be indicative of its future performance, and historical trends, including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by geopolitical and macroeconomic conditions. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. The Company, however, is unable to predict with certainty the impact of geopolitical and macroeconomic conditions, including its effect on the global supply chain, inflation and foreign currency exchange rates, will have on its ability to maintain compliance with the debt covenants contained in the credit agreement related to its Credit Facilities (the "Credit Agreement"), including financial covenants regarding the consolidated fixed charge coverage ratio and consolidated senior net leverage ratio. On September 12, 2024, the Company entered into the Fourth Amendment (the "Fourth Amendment") to the Credit Agreement to (i) change the requirements of certain financial maintenance covenants under the Credit Agreement for the fiscal quarter ending September 30, 2024, (ii) add a minimum liquidity covenant to the Credit Agreement and (iii) reduce the available revolving commitments available under the Credit Agreement to no more than $20.0 million. Failing to comply with the covenants to the Credit Agreement, as amended, could adversely affect the Company’s ability to finance its future operations or capital needs, withstand a future downturn in its business or the economy in general, engage in business activities, including future opportunities that may be in its interest, and plan for or react to market conditions or otherwise execute its business strategies. The Company’s ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on its future operating performance. In addition, because substantially all of the Company’s assets are pledged as a security under the Credit Facilities, if the Company is not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by the Company’s lenders. Failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or additional amendments to the Credit Agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendments and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the three months ended September 30, 2024, compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Accounting Pronouncements - Adopted

In November 2023, the FASB issued ASU 2023-07 to improve reportable segment disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures to be disclosed in interim periods. The update will be effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on July 1, 2024. The Company assessed the impact of this update and it will not have a material impact on its consolidated financial statement disclosure requirements.

Accounting Pronouncements - Not Yet Effective

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

Changes in the contract assets and liabilities are as follows (dollars in thousands):

			Change
	September 30, 2024	June 30, 2024	$	%
Contract Assets:
Unbilled accounts receivable – current (1)	$15,331	$19,131	(3,800)	(20%)
Interest receivable – current (2)	346	305	41	13%
Long-term accounts receivable (3)	3,529	2,859	670	23%
Interest receivable – non-current (3)	385	432	(47)	(11%)
Contract Liabilities:
Customer advances	13,132	13,988	(856)	(6%)
Deferred revenue – current	81,321	71,649	9,672	13%
Deferred revenue – non-current	24,470	24,114	356	1%

(1)
Included in accounts receivable on the unaudited condensed consolidated balance sheets.
(2)
Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
(3)
Included in other assets on the unaudited condensed consolidated balance sheets.

During the three months ended September 30, 2024, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. During the three months ended September 30, 2024, contract liabilities changed due to changes in the timing of revenue recognition as a result of changes in shipping timing, modifications to the transaction price, reduced customer deposits for system sales, and for which the warranty was deferred.

During the three months ended September 30, 2024, the Company recognized revenue of $27.5 million, which was included in the deferred revenue balances at June 30, 2024. During the three months ended September 30, 2023, the Company recognized revenue of $30.0 million, which was included in the deferred revenue balances at June 30, 2023.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of September 30, 2024, total remaining performance obligations amounted to $902.4 million. Of this total amount, $62.2 million related to long-term warranty and non-cancellable post-warranty services, which is the estimated revenue expected to be recognized over the remaining service period and warranty period for systems that have been delivered (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's remaining performance obligations related to long-term warranty and non-cancellable post-warranty services as of September 30, 2024 (in thousands):

	Fiscal years of revenue recognition
	2025	2026	2027	Thereafter
Long-term warranty and non-cancellable post-warranty services	$21,151	$22,575	$13,021	$5,452

For the remaining $840.2 million of performance obligations (i.e., open systems sales, upgrades, training and other miscellaneous items), the Company estimates 27% to 35% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. The Company anticipates a portion of its open contracts may never result in revenue recognition primarily due to the long sales cycle and factors outside of its control, including changes to its customers' needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. Based on historical experience and management's best estimate, approximately 26% of the Company’s $791.9 million open system sales contracts as of September 30, 2024 may never result in revenue.

Capitalized Contract Costs

As of September 30, 2024 and June 30, 2024, the balance of capitalized costs to obtain a contract was $9.7 million and $9.6 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the unaudited condensed consolidated balance sheets.

Expenses related to capitalized costs to obtain a contract consisted of the following (in thousands):

	Three Months Ended September 30,
	2024	2023
Amortization of capitalized contract costs	$780	$872
Impairment loss on capitalized contracts	100	31

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

A summary of the Company’s financing receivables is presented as follows (in thousands):

	September 30, 2024	June 30, 2024
Financing receivables	$3,790	$2,871
Allowance for credit losses	—	—
Total, net	$3,790	$2,871
Reported as:
Current	$1,382	$1,340
Non-current	2,408	1,531
Total, net	$3,790	$2,871

Inventories, net

Inventories consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Raw materials	$63,515	$57,699
Work-in-process	15,466	13,629
Finished goods	75,902	66,996
Inventories, net	$154,883	$138,324

The Company's inventories on the unaudited condensed consolidated balance sheets are net of reserves.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Value added tax receivables	$538	$4,026
Prepaid commissions	5,200	5,288
Capitalized contract costs	1,885	1,876
Income tax receivable	429	368
Dividend receivable from JV	—	2,460
Other prepaid assets	9,232	5,018
Other current assets	4,172	3,970
Total prepaid and other current assets	$21,456	$23,006

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Machinery and equipment	$45,955	$45,539
Leasehold improvements	30,302	30,994
Software	11,333	11,308
Computer and office equipment	6,345	6,347
Furniture and fixtures	1,746	1,719
Construction in progress	3,467	2,550
	99,148	98,457
Less: Accumulated depreciation	(73,806)	(73,683)
Property and equipment, net	$25,342	$24,774

At September 30, 2024 and June 30, 2024, software includes $8.1 million in capitalized costs for the completed transition of the Company's new enterprise resource planning system in August 2023. The Company is depreciating the enterprise resource planning system over five years. Depreciation expense related to property and equipment was $1.5 million and $1.2 million during the three months ended September 30, 2024 and 2023, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Capitalized contract costs	$7,857	$7,768
Long-term accounts receivable	3,529	2,859
Capitalized software costs to be sold	5,220	4,683
Deferred tax asset	718	659
Other long-term assets	2,392	1,981
Total other assets	19,716	17,950

There was no amortization expense or amounts written down to net realizable value for the capitalized software costs to be sold during the three months ended September 30, 2024 and 2023.

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Value added tax liabilities	$1,910	$5,048
Commissions due to third parties	4,450	5,202
Refunds due to customers	3,861	6,079
Accrued consulting	2,382	1,238
Accrued royalties	2,480	2,939
Interest payable	1,361	485
Income tax payable	1,043	1,206
Other liabilities	7,970	6,311
Total other accrued liabilities	$25,457	$28,508

Treasury Stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of September 30, 2024 and June 30, 2024, the Company had 3.1 million shares of treasury stock valued at $14.1 million. Treasury stock is included in Additional paid-in capital on the unaudited condensed consolidated balance sheets.

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

The components of accumulated other comprehensive income (loss) in the stockholders' equity section of the Company’s unaudited condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2024	June 30, 2024
Cumulative foreign currency translation adjustment	$(3,037)	$(4,777)
Defined benefit pension obligation	555	555
Accumulated other comprehensive loss	$(2,482)	$(4,222)

Statements of Operations

Other expense, net, consisted of the following (in thousands):

	Three Months Ended September 30,
	2024	2023
Foreign currency exchange gain (loss)	$2,174	$(956)
Other, net	(327)	197
Total other income (expense), net	$1,847	$(759)

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

The following table provides information related to the Company’s operating leases (in thousands):

	Three Months Ended September 30,
	2024	2023
Operating lease costs (1)	$2,231	$2,554
Short-term operating lease costs	39	61
Cash paid for amounts included in the measurement of lease liabilities	2,030	2,489

(1)
Excludes expenses related to short-term lease operating costs.

Operating lease right-of-use assets and operating lease liabilities consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Operating lease right-of-use assets
Balance at the beginning of period	$33,773	$25,853
Lease assets added	725	14,389
Amortization for the period	(1,362)	(6,469)
Balance at the end of period	$33,136	$33,773

Operating lease liabilities
Balance at the beginning of period	$38,591	$27,753
Lease liabilities added	990	16,775
Repayment and interest accretion	(1,029)	(5,937)
Balance at the end of period	$38,552	$38,591

Current portion of operating lease liabilities	$6,779	$6,218
Non-current portion of operating lease liabilities	31,773	32,373

Maturities of operating lease liabilities as of September 30, 2024 are presented in the table below (dollars in thousands):

Amount
2025 (remaining nine months)	$4,908
2026	7,592
2027	7,574
2028	6,450
2029	4,645
Thereafter	24,976
Total operating lease payments	56,145
Less: imputed interest	(17,593)
Present value of operating lease liabilities	$38,552
Weighted average remaining lease term (in years)	8.0
Weighted average discount rate	10.4%

Note 5. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Balance at the beginning of the period	$57,672	$57,681
Currency translation	138	(9)
Balance at the end of the period	$57,810	$57,672

The Company did not identify any triggering events as of September 30, 2024. The Company will continue to monitor its recorded goodwill for indicators of impairment every fiscal quarter.

Purchased Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, consisted of the following (in thousands):

	September 30, 2024			June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Patent license	$1,000	$(1,000)	$-	$1,000	$(1,000)	$-
Other intangibles	132	(84)	48	132	(73)	59
Total intangible assets	$1,132	$(1,084)	$48	$1,132	$(1,073)	$59

The Company did not identify any triggering events that would indicate a potential impairment of its definite-lived intangible and long-lived assets as of September 30, 2024.

The estimated future amortization expense of acquired intangible assets, net, as of September 30, 2024, is as follows (in thousands):

Amount
2025 (remaining nine months)	$33
2026	15
Total estimated future amortization expense	$48

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

The notional amount of the Company's outstanding forward currency exchange contracts consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Swiss Franc	$43,728	$59,392
Japanese Yen	7,229	7,762
Euro	16,547	2,755
Indian Rupee	10,495	8,916
Chinese Yuan	4,931	5,156
Korean Won	1,605	1,735
Canadian Dollar	1,685	1,510
British Pound	1,374	730
Total outstanding forward currency exchange contracts	$87,594	$87,956

Gains and losses on the Company's foreign currency forward contracts are recorded in Other expense, net, on the Company's unaudited condensed consolidated statements of operations. The following table provides information about the gain or loss associated with the Company’s derivative financial instruments not designated as hedging instruments (in thousands):

	Three Months Ended September 30,
	2024	2023
Foreign currency exchange gain (loss) on forward contracts	$1,436	$(818)

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

Assets and Liabilities That Are Measured at Fair Value

As of September 30, 2024, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated or notional value of $87.6 million. The fair value of the underlying currency, based upon the September 30, 2024 exchange rate, was $87.4 million, which it considers to be a Level 2 fair value measurement.

As of June 30, 2024, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated or notional value of $88.0 million. The fair value of the underlying currency, based upon the June 30, 2024 exchange rate, was $87.7 million, which it considers to be a Level 2 fair value measurement.

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

The table below summarizes the carrying value and estimated fair value of the 3.75% Convertible Senior Notes due 2026, Term Loan Facility, and the Revolving Credit Facility (in thousands):

	September 30, 2024		June 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes due 2026	$98,936	$90,973	$98,782	$85,762
Term Loan Facility	61,304	61,304	63,374	63,374
Revolving Credit Facility	10,000	10,000	10,000	10,000
Total	$170,240	$162,277	$172,156	$159,136

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2024.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers, agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2024.

Guarantees

As of September 30, 2024 and June 30, 2024, the Company had various bank guarantees totaling $1.3 million and $1.1 million, respectively, primarily related to bidding processes with customers.

Royalty Agreement

The Company enters into software license agreements with third parties that require royalty payments for each license used. In connection with such agreements, the Company records royalty costs in cost of revenue or deferred cost of revenue. The Company had approximately $2.5 million and $2.9 million in accrued royalty payments as of September 30, 2024, and June 30, 2024, respectively, related to royalty agreements. The following table provides information about the Company’s royalty expense and royalty payments (in thousands).

	Three Months Ended September 30,
	2024	2023
Royalty expense	$243	$509
Royalty payments	702	23

Note 9. Debt

The Company's outstanding debt as of September 30, 2024 and June 30, 2024, is as follows (in thousands):

	September 30, 2024			June 30, 2024
	Principal Amount	Unamortized Debt Costs	Net Carrying Amount	Principal Amount	Unamortized Debt Costs	Net Carrying Amount
3.75% Convertible Senior Notes due 2026	$100,000	$(1,064)	$98,936	$100,000	$(1,218)	$98,782
Term Loan Facility	62,000	(696)	61,304	64,000	(626)	63,374
Revolving Credit Facility	10,000	—	10,000	10,000	—	10,000
Total debt	$172,000	$(1,760)	$170,240	$174,000	$(1,844)	$172,156
Reported as:
Short-term debt			$7,769			$7,756
Long-term debt			162,471			164,400
Total debt			$170,240			$172,156

3.75% Convertible Senior Notes due June 2026

In May 2021, the Company issued $100.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due June 2026 (the “3.75% Convertible Notes due 2026”) under an indenture agreement between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. As of September 30, 2024, the if-converted value of its 3.75% Convertible Notes due 2026 did not exceed the outstanding principal amount.

Credit Facilities

The Company has a $40.0 million revolving credit facility (the “Revolving Credit Facility”) and a five-year $80.0 million term loan (the “Term Loan Facility”) and together with the Revolving Credit Facility, the “Credit Facilities”). Interest on the borrowings under the Credit Facilities is payable in arrears on the applicable interest payment date, at an annual interest rate of reserve-adjusted, 90-day term Secured Overnight Financing Rate (subject to a 0.50% floor) plus a margin between 2.50% and 3.25% margin, determined by the Consolidated Senior Net Leverage Ratio (as defined in the Credit Agreement). On September 12, 2024, the Company entered into the Fourth Amendment to (i) change the requirements of certain financial maintenance covenants under the Credit Agreement for the fiscal quarter ending September 30, 2024, (ii) add a minimum liquidity covenant to the Credit Agreement and (iii) reduce the available revolving commitments available under the Credit Agreement to no more than $20.0 million through end of the agreement.

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

A summary of interest expense on the 3.75% Convertible Notes due 2026, the Revolving Credit Facility, and the Term Loan Facility is as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Interest expense related to contractual interest coupon	$2,625	$2,669
Interest expense related to amortization of debt issuance costs	254	238
Total	$2,879	$2,907

Note 10. Stock Incentive Plan and Employee Stock Purchase Plan

The following table presents details of share-based compensation expenses, by functional line item, noted within the Company's operating expenses (in thousands):

	Three Months Ended September 30,
	2024	2023
Cost of revenue	$371	$236
Research and development	382	401
Selling and marketing	370	408
General and administrative	1,230	1,347
Total share-based compensation	$2,353	$2,392

Note 11. Net Loss Per Common Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding share awards. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows (in thousands, except for per share amounts):

	Three Months Ended September 30,
	2024	2023
Numerator:
Net loss	$(3,954)	$(2,969)
Denominator:
Weighted average shares outstanding - basic and diluted	100,225	96,555
Basic and diluted net loss per share	$(0.04)	$(0.03)
Anti-dilutive share-based awards, excluded	10,747	12,673

The potentially dilutive shares of the Company’s common stock are excluded from the computation of diluted net loss per share when their effect would have been anti‑dilutive. Additionally, the outstanding 3.75% Convertible Notes due 2026 are included in the calculation of diluted net loss per share only if their inclusion is dilutive for periods during which the 3.75% Convertible Notes due 2026 were outstanding. The shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes due 2026 as of three months ended September 30, 2024 and 2023 totaled approximately 17.1 million shares and were not included in the basic and diluted net loss per common share as the effect of adding the shares were anti-dilutive.

Note 12. Segment Information

The Company has one operating and reporting segment (oncology systems group), which develops, manufactures and markets proprietary medical devices used in radiation therapy for the treatment of cancer patients. The Company’s Chief Executive Officer, its Chief Operating Decision Maker, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its individual product lines on measures of profit or loss, or asset-based metrics, therefore, the information below is presented only for total net revenues and long-lived assets by geographic area.

The Company reports its customer revenues in four geographic regions: the Americas, EIMEA, Asia Pacific and Japan. The Americas region primarily includes the United States, Canada, and Latin America. The EIMEA region includes Europe, India, the Middle East and Africa. The Asia Pacific region consists of Asia (excluding Japan), Australia and New Zealand.

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

The following summarizes net revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2024	2023
Americas	$20,870	$20,557
EIMEA	25,894	39,533
China	33,976	26,215
Japan	9,865	12,592
Asia Pacific, excluding China	10,940	4,995
Total	$101,545	$103,892

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived assets, which consists of property, plant and equipment, net, and operating lease right-of-use assets are as follows (in thousands):

	September 30,	June 30,
	2024	2024
Americas	$45,926	$46,570
EIMEA	9,085	9,327
China	1,552	1,211
Japan	1,313	1,304
Asia Pacific, excluding China	602	135
Total	$58,478	$58,547

The long-lived assets in the Americas region are located in the United States as of September 30, 2024 and June 30, 2024.

Note 13. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. As of September 30, 2024, the Company owned a 49% interest in the JV, which is reported as an investment in joint venture on the Company’s unaudited condensed consolidated balance sheets.

The Company applies the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes the 49% proportionate share of the JV income (loss) on a one-quarter lag due to the timing of the availability of the JV’s financial records. The Company recognizes revenue on sales to the JV in the current period and defers a portion of gross profit to the extent goods sold have not been sold through by the JV to an end customer at the end of such reporting period. With the receipt of the necessary permits and licenses to operate, the JV has begun to manufacture and sell a locally branded “Made in China” radiotherapy device, the Tomo C radiation therapy system, in the Class B license category.

The following table shows the reconciliation between the carrying value of the Company's investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	September 30, 2024	June 30, 2024
Carrying value of investment in joint venture	$6,045	$9,826
Deferred intra-entity gross profit	13,454	9,835
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$14,779	$14,941

(1)
As of September 30, 2024, $6.2 million of the deferred intra-entity gross profit balance was related to the Tomo C radiation therapy system as compared to $4.2 million as of June 30, 2024.

As of September 30, 2024, the Company’s carrying value of the investment in the JV was decreased for the Company's proportional share of the JV's currency translation adjustment by $0.7 million. As of June 30, 2024, the Company’s carrying value of the investment in the JV was decreased for the Company's proportional share of the JV's currency translation adjustment by $0.6 million. In June 2024, the JV declared a $2.5 million dividend to the Company which was paid in July 2024.

Summarized financial information of the JV is as follows (in thousands):

	Three Months Ended June 30,
Statement of Operations Data:	2024	2023
Revenue	$21,834	$31,855
Gross profit	4,850	5,813
Net income (loss)	(148)	879
Net income (loss) attributable to the Company	(72)	431

Summarized Balance Sheet Data:	As of June 30, 2024	As of June 30, 2023
Assets
Current assets	$131,045	$76,394
Non-current assets	11,581	14,345
Total assets	$142,626	$90,739
Liabilities and Stockholders' Equity
Current liabilities	$112,379	$57,898
Non-current liabilities	86	227
Stockholders' equity	30,161	32,614
Total liabilities and stockholders' equity	$142,626	$90,739

The following table shows the activity of the Company’s net revenue recognized from intra-entity gross profit from sales (in thousands):

	Three Months Ended September 30,
	2024	2023
Deferred intra-entity gross profit recognized on sales to the JV	$2,714	$1,585
Deferred intra-entity gross profit on sales to the JV	(6,333)	(3,161)
Net deferred gross profit on sales to the JV (1)	$(3,619)	$(1,576)

(1)
Profit earned by the Company from the JV is eliminated through cost of goods sold until it is realized; such profits would generally be considered realized when the inventory has been sold through to third parties. For the three months ended September 30, 2024, $2.0 million of the net deferred gross profit on sales to the JV were related to the Tomo C radiation therapy system as compared to $0.6 million for the three months ended September 30, 2023.

Note 14. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income tax expense, which were primarily related to foreign taxes, of $0.6 million and $1.9 million during the period ending three months ended September 30, 2024 and 2023, respectively.

Starting in fiscal year 2019, certain income earned by controlling foreign corporations (“CFCs”) must be included in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is defined under IRC Section 951A as the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount is expected to be fully absorbed by net operating losses carryforward and is not expected to cause the Company to be in a U.S. taxable income position for fiscal year 2025.

There is no material impact on the Company’s unaudited condensed consolidated financial statements for fiscal year 2025 relating to the change in U.S. tax law that requires capitalization and amortization of research and experimental expenditures incurred after July 1, 2022 which has been fully offset by pre-2018 net operating loss carryforwards. The Company will continue to evaluate the impact of this tax law change in future periods.

As of September 30, 2024, the Company’s gross unrecognized tax benefits were $22.0 million, of which $21.6 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Interest and penalties accrued on unrecognized tax benefits are recorded as a component of income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2024, and results of operations for the three months ended September 30, 2024 and 2023 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our expectations regarding backlog, age-ins and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; expectations regarding our strategy in China and our China joint venture as well as its expected impact on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the global macroeconomic conditions, such as the COVID-19 pandemic on our financial results and business as well as the business of our customers and suppliers; expectations regarding delays in deliveries and installations and its impact on our business; expectations regarding inflation, supply chain challenges and heightened logistics costs and its impact on our business, including gross margins and net income (loss); expectations regarding revenue from the Americas region; expectations regarding the timing of deliveries and revenue conversion; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; expectations related to our convertible notes and credit facility; expectations related to our leases; the amount of unrecognized tax amounts; the sufficiency of our cash, cash equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Current Economic Conditions

We are subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including rising interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; geopolitical concerns, such as the Russian-Ukraine and the Middle East conflicts and increasing tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; changes in the U.S. presidential administration; as well as other factors that may emerge. In particular, we are continuing to navigate supply chain and inflation challenges and adverse foreign currency exchange rate fluctuations, all of which continues to have a negative impact on our results of operations.

We expect that our customers’ business and our business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. Inflation and the ongoing supply chain challenges and logistics costs have materially affected our gross margins and net income (loss), and we expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through fiscal year 2025. In addition, the Company expects inflation and the ongoing supply chain challenges and logistics costs to impact its cash from operations through fiscal year 2025. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time.

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

With the receipt of the necessary permits and licenses to operate, the JV has begun selling products in China, much like a distributor. The JV has begun to manufacture and sell a locally branded “Made in China” radiotherapy device, the Tomo C radiation therapy system, in the Class B license category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China. In September 2023, we received approval for our Class B device from the National Medical Products Administration (“NMPA”) and our Accuray Precision Treatment Planning System for the Class B device was approved by the NMPA in June 2024. The JV also distributes other Accuray treatment delivery systems like the Radixact and CyberKnife treatment delivery systems.

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
•
Orders are considered aged-out and removed from reported backlog if we have not been able to recognize revenue on an agreement after 30 months. Agreements may age-out for many reasons, including but not limited to, the inability of the customer to pay, the inability of the customer to adapt their facilities to accommodate our products in a timely manner, or the inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Age-ins represent orders that previously aged-out but have been recognized as revenue in the current period; and
•
Orders include amounts not denominated in U.S. Dollars and therefore, fluctuations in the U.S. Dollar as compared to other currencies will impact revenue. Generally, the strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment.

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Gross orders	$55,365	$63,734
Age-ins	4,002	8,726
Age-outs	(26,345)	(30,993)
Cancellations	(3,132)	(8,841)
Currency impacts and other	(234)	(886)
Net orders	$29,656	$31,740
Order backlog at the end of the period	$468,607	$489,031

Gross Orders and Book to Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period, adjusted for any revisions to existing orders during the period.

Gross orders decreased by $8.4 million primarily due to a $9.2 million decrease in CyberKnife System gross orders and upgrades, partially offset by a $0.8 million increase in TomoTherapy System gross orders and upgrades during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year. System gross orders primarily decreased in the Americas region and Japan and were partially offset by an increase in system gross orders from the EIMEA region during three months ended September 30, 2024, as compared to the same period in the prior fiscal year.

Our book to bill ratio is defined as gross orders for the period divided by product revenue for the period. Our book to bill ratio was 1.1 during the three months ended September 30, 2024, respectively, as compared to 1.2 during the three months ended September 30, 2023, respectively. A book-to-bill ratio greater than 1.2 generally indicates strong demand for our products. This metric allows management to monitor our business development efforts to ensure we grow our backlog and our business over time.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs net of age-ins, foreign currency impacts and other adjustments during the period. Net orders decreased by $2.1 million during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to a decrease in gross orders as described above partially offset by lower cancellations in first quarter of fiscal year 2025 as compared to the same period in the prior fiscal year.

Results of Operations — Three months ended September 30, 2024 and 2023

Net revenue

Net revenue by sales classification is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Percent Change
Products (a)	$48,369	$53,350	(9)%
Services (b)	53,176	50,542	5%
Net revenue	$101,545	$103,892	(2)%
Products revenue as a percentage of net revenue	48%	51%
Service revenue as a percentage of net revenue	52%	49%

(a)
Includes sales of products to the joint venture, an equity method investment, of $28,644 and $21,952 during the three months ended September 30, 2024 and 2023, respectively. See Note 13.
(b)
Includes sales of services to the joint venture, an equity method investment, of $4,058 and $2,854 during the three months ended September 30, 2024 and 2023, respectively. See Note 13.

Products net revenue decreased $5.0 million during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, mostly driven by a lower volume of shipments of system units of our TomoTherapy System and CyberKnife System. Services net revenue increased $2.6 million during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to an increase in our installed base and an increase in prices for certain of our service contracts.

Net revenue by geographic region, based on the shipping location of our customers, is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Percent Change
Americas	$20,870	$20,557	2%
EIMEA	25,894	39,533	(35)%
China	33,976	26,215	30%
Japan	9,865	12,592	(22)%
Asia Pacific, excluding China	10,940	4,995	119%
Net revenue	$101,545	$103,892	(2)%

Net revenue decreased $2.3 million during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to a lower volume of shipments to the EIMEA region, partially offset by a higher volume of shipments to China and the APAC region. This decrease was partially offset by higher service revenues in the EIMEA region and China due to an increase in our installed base in each region. Additionally, revenues from the Americas region are being negatively impacted by reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines which we expect will continue to have an impact on net revenue through fiscal year 2026.

Gross Profit

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Percent Change
Gross profit	$34,469	$39,493	(13)%
Total gross profit as a percentage of net revenue	33.9%	38.0%

Gross profit decreased by $5.0 million during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to $2.0 million increase in the net deferred gross profit on sales to the JV, a $2.0 million increase in departmental costs, and $1.0 million in higher service parts consumption.

Operating Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Percent Change
Research and development	$12,116	$14,013	(14)%
Selling and marketing	11,682	10,244	14%
General and administrative	12,820	13,023	(2)%
Total operating expenses	$36,618	$37,280	(2)%
Research and development as a percentage of net revenue	12%	13%
Selling and marketing as a percentage of net revenue	12%	10%
General and administrative as a percentage of net revenue	13%	13%
Total operating expenses as a percentage of net revenue	36%	36%

Research and development expenses decreased by $1.9 million during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to lower compensation and benefit costs of $1.6 million as a result of lower headcount from the 2024 restructuring initiative in the second quarter of fiscal year 2024.

Selling and marketing expenses increased by $1.4 million during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year primarily due to an increase of $1.0 million in trade show expenses that resulted from a trade show occurring in the first quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024.

General and administrative expenses decreased by $0.2 million during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year primarily due to $0.6 million in lower facility costs offset by a $0.3 million increase in bad debt expense.

Income (loss) on equity method investment, net

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Percent Change
Income (loss) from equity method investment, net	$(72)	$431	(117)%

Income (loss) from equity method investment, which relates to our JV, decreased by $0.5 million during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to a decrease in the sale of systems.

Interest Expense

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Percent Change
Interest expense	$(2,955)	$(2,922)	1%

Interest expense remained flat during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to higher average interest rates, partially offset by lower outstanding balances on our Credit Facilities.

Other Expense, net

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Percent Change
Foreign currency transaction gain (loss)	$2,174	$(956)	(327)%
Other, net	(327)	197	266%
Total other income (expense), net	$1,847	$(759)	(343)%

Other expense, net, increased by $2.6 million during the three months ended September 30, 2024 as compared to the same period in the prior fiscal year, due to a gain from foreign currency transactions primarily due to the Japanese Yen being more favorable when translated into the U.S. Dollar.

Provision for Income Taxes

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Percent Change
Provision for income taxes	$625	$1,932	(68)%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. The provision for income taxes decreased by $1.3 million during the three months ended September 30, 2024, primarily due to an additional expense in the prior year period relating to higher deferred tax liability on unremitted foreign earnings.

Liquidity and Capital Resources

At September 30, 2024, we had $59.2 million in cash and cash equivalents. Cash from operations could be affected by various risks and uncertainties, including, declines in our revenue, particularly without a corresponding decrease in our expenses, the timing of payments from our customers and our expenditures, as well as but not limited to, macroeconomic conditions, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations, and the risks included in Part I, Item 1A titled “Risk Factors.” In particular, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through fiscal year 2025. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by macroeconomic conditions.

Our liquidity and cash flows have been and could continue to be materially impacted by factors other than our cash from operations and factors that are not in our control, such as current macroeconomic factors, including facility closures, supply chain disruptions, inflation, foreign currency exchange rate fluctuations, increased volatility in the financial markets, uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program changes in the U.S. presidential administration, tightening of credit markets which could impact debt availability. These factors have and could continue to negatively impact our business operations and cash flows for the foreseeable future, including reductions in revenue, decreases in gross margin and delays in payments from customers, as well as declines or delays in the conversion of backlog to revenue. Certain of our revenue may not be collectible to the extent our customers suffer financial difficulty. There remain uncertainties as to how the current macroeconomic environment will impact our business, results of operations, access to sources of liquidity and financial condition in the future. As a result, we are unable to predict with certainty the impacts of these factors on our ability to maintain compliance with the financial covenants contained in the credit and security agreements related to our credit facilities. On September 12, 2024, we entered into the Fourth Amendment to (i) change the requirements of certain financial maintenance covenants under the Credit Agreement for the fiscal quarter ending September 30, 2024, (ii) add a minimum liquidity covenant to the Credit Agreement and (iii) reduce the available revolving commitments available under the Credit Agreement to no more than $20.0 million through the end of the agreement.

In May 2021, we issued $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. Concurrently, with the issuance of the convertible notes, in May 2021, we entered into a senior secured credit agreement with Silicon Valley Bank, individually as a lender and agent, and the other lenders (the “Credit Agreement”), which provides for a five-year $80 million term loan facility (the “Term Loan Facility”) and a $40 million revolving credit facility (the “Revolving Credit Facility”). As of September 30, 2024, we had an outstanding balance under the Term Loan Facility of $62.0 million and Revolving Credit Facility of $10.0 million. Refer to Note 9. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan Facility, the Revolving Credit Facility and our Convertible Notes outstanding as of September 30, 2024.

Additionally, the undistributed earnings of our foreign subsidiaries at September 30, 2024, for all countries except Japan, France, Switzerland and the United Kingdom are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of our foreign earnings could be subject to income taxes. As of September 30, 2024, we had $11.9 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there will be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated.

Our cash flows for the three months ended September 30, 2024 and 2023 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(7,294)	$(8,591)
Net cash used in investing activities	(1,120)	(1,092)
Net cash used in financing activities	(2,173)	(1,500)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,327	(1,328)
Net decrease in cash, cash equivalents and restricted cash	$(9,260)	$(12,511)

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended September 30, 2024 was from a net loss of $4.0 million and a decrease from the net changes from assets and liabilities of $12.2 million, partially offset by an increase from non-cash items of $8.9 million.

•
Non-cash items primarily consisted of $3.6 million in profit margin deferred on sales to the JV, share-based compensation expense of $2.4 million, depreciation and amortization expense of $1.5 million, and the provision for write-down of inventories of $0.9 million.

•
The major contributors to the decrease from the net changes of assets and liabilities during the three months ended September 30, 2024 were as follows: a $17.0 million increase in inventories that was primarily due to increased purchases of materials to meet expected demand; a $3.9 million decrease in accrued compensation and accrued liabilities primarily due to the payment of value added tax payables, partially offset by a $6.8 million increase in deferred revenue primarily due to an increase in billings and deliveries where the timing of revenue recognition was deferred.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.1 million during the three months ended September 30, 2024 and was for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended September 30, 2024 was due to the scheduled payment of $2.0 million for the principal amount outstanding on our Term Loan Facility. In addition, we borrowed and repaid $10.0 million on our Revolving Credit Facility during the first quarter of fiscal year 2025.

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
•
The impact of inflation on our expenses; and
•
The impact of the macroeconomic environment, including on collections, supply chain, and logistics.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended September 30, 2024 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2024.

Inflation

We experienced rising costs for certain materials, including increased logistics and duties costs that adversely affected our gross margins and net income (loss), and had a material effect on our business, financial condition and results of operations for fiscal years 2023 and 2024. We expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses in fiscal year 2025 as we are unable to pass all of these increased costs to our customers. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through fiscal year 2025. Continued pressure from inflationary factors, such as further increases in the cost of materials for our products, cost of labor, interest rates, overhead costs, logistics and duties costs could further exacerbate these effects and harm our business, operating results, and financial condition.

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

During the three months ended September 30, 2024, there were no material changes to the critical accounting policies and estimates, previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K filed with the SEC on September 19, 2024.

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

During the three months ended September 30, 2024 and 2023, one customer represented 10% or more of total net revenue. As of September 30, 2024, and June 30, 2024, we had one customer that accounted for 10% or more of our total accounts receivable, net.

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

Foreign Currency Exchange Rate Risk

A majority of our sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which exposes us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are mostly payable in local currencies and therefore, expose us to currency risk. Foreign exchange continues to be a significant headwind as the U.S. Dollar has strengthened recently, which affect our results of operations and we may see our sales and margins outside of the U.S. decline as we may not be able to raise local prices to fully offset the strengthening of the U.S. Dollar.

We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. We have developed a foreign exchange risk management policy to mitigate foreign currency exchange rate fluctuation risk. As of September 30, 2024, we had entered into foreign currency forward contracts to purchase or sell foreign currencies with a stated or notional value of approximately $87.6 million. These foreign currency forward contracts do not qualify for hedge accounting treatment and all changes in fair value are reported in earnings as part of other expense, net. We have not entered into any other types of derivative financial instruments for trading or speculative purpose.

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk including, but not limited to the Credit Facilities and Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and the Secured Overnight Financing Rate (“SOFR”). As of September 30, 2024, our borrowings under the Term Loan Facility totaling $62.0 million and Revolving Credit Facility totaling $10.0 million, are both subject to a 90-day SOFR (subject to a 0.50% floor) plus a margin between 2.50% and 3.25% as determined by the Consolidated Senior Net Leverage Ratio as defined in the credit agreement governing the Credit Facilities. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by a 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 9. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligation.

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

Item 4. Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2024.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)
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

As disclosed in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 19, 2024, as of June 30, 2024, management concluded that our internal control over financial reporting was not effective as a result of two material weaknesses detailed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Notwithstanding the material weaknesses, management has concluded that the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented with accounting principles generally accepted in the United States of America.

c)
Remediation Measures

Management is committed to addressing and remediating the material weaknesses described above and has developed a plan to enhance the design and operating effectiveness of our internal controls over financial reporting. Remediation measures, which are currently ongoing, include the following:

•
Enhance the ERP system to ensure systemic workflows are built for all manual journals enforcing the segregation between creation and review/posting of journals.

•
Enhance the ERP system reports to allow for full capture of inventory with proper count timing required for an effective cycle count program, inclusive of reinforcement for proper cycle count process through policy statements, regular communications and in periodic reviews and meetings with managers and staff.

Implementation of the above remediation measures is subject to oversight by the Audit Committee of our Board of Directors, and while certain remediation measures are currently in place, the identified material weaknesses will not be considered remediated until the remediation measures have been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded through testing that the newly implemented controls are operating effectively.

d)
Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, and has concluded that other than the material weaknesses identified with corresponding remediation measures described above, there were no significant changes in our internal control over financial reporting that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. Concerns over economic and political stability; inflation levels and related efforts to mitigate inflation; a potential recession; the level of U.S. national debt, the U.S. debt credit rating and U.S. budgetary concerns; currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies, including the impact of the China anti-corruption campaign and timing of China stimulus program on those economies; unemployment; the availability and cost of credit; trade relations, including the imposition of various sanctions and tariffs in other countries; the duration and severity of the ongoing recovery from the COVID-19 pandemic; energy costs; instability in the banking and financial services sector and geopolitical uncertainty and conflict, and forthcoming changes in the U.S. presidential administration, have contributed to increased volatility and diminished expectations for the economy and the markets in general. In turn, periods of economic slowdown or recession could lead to a reduction in demand for our products and services, which in turn would reduce our revenues and adversely affect our results of operations and our financial position. The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have and may continue to result in higher inflation in the U.S. and globally, which has led to an increase in costs and caused changes in fiscal and monetary policy, including increased interest rates. Other adverse impacts of recent macroeconomic conditions that have impacted us and may continue to impact us are foreign exchange rate fluctuations, supply chain constraints, logistics challenges, and fluctuations in labor availability. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

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

Additionally, inflation and the ongoing supply chain challenges and logistics costs have materially affected our gross margins and net income (loss), and we expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through fiscal year 2025, and potentially longer. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through fiscal year 2025.

The uncertain macroeconomic environment, including volatile credit markets and concerns regarding the availability and cost of credit, increased interest rates, inflation, reduced economic growth or a recession, instability in the banking and financial services sector, and concerns relating to changes in the U.S. presidential administration, in any of the geographic areas where we do business, could impact consumer and customer demand for our products and services, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions, and the ability of our customers to meet their obligations to us. For example, in the United States, at least one customer declared bankruptcy in fiscal 2023 causing us to increase our bad debt reserve due to the expectation that they will be unable to pay us. Further, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy platforms. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house the CyberKnife or TomoTherapy platforms, the cost of which can be substantial. These delays have, in some instances, led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders and may cause other customers to postpone their system installation or to cancel their agreements with us. Reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have also negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. A continuation or further deterioration of the adverse economic environment would further increase delays and order cancellations, or affect our ability to collect from our customers, any of which would continue to adversely affect revenues, and therefore, harm our business and results of operations.

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

As of September 30, 2024, we had an accumulated deficit of $521.6 million. We have incurred net losses, and expect to incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

As of September 30, 2024 , we had total consolidated liabilities of $427.9 million; including long-term liabilities of the Notes of $100.0 million, the Revolving Credit Facility of $10.0 million and the Term Loan Facility of $62.0 million, of which $7.8 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

The credit agreement governing the Credit Facilities (the “Existing Credit Agreement”) also includes certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case, subject to certain exceptions. In addition, such agreements require us to meet certain financial covenants, including a consolidated fixed charge coverage ratio and consolidated senior net leverage ratio, as defined in the Existing Credit Agreement. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because substantially all of our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by our lenders. From time to time, we have not been in compliance with such covenants or other terms governing the Credit Facilities and we have been required to obtain waivers or amendments to the Existing Credit Agreement from our lenders in order to maintain compliance. For example, in the first fiscal quarter of 2025, we amended the Existing Credit Agreement to make certain changes to our financial covenants that enabled us to remain in compliance with such covenants. There can, however, be no certainty that any such waiver or amendment will be available to us in the future, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or relevant amendments and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing the Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

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

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. The pace at which backlog converts to revenue has been adversely impacted in recent years, primarily due to delays in the timing of deliveries and installations in fiscal 2020 through 2022 caused by the COVID-19 pandemic and the resulting effects on the global economic environment. These delays in deliveries and installations could occur again in the future, which could have a negative impact on our revenue. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

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

As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:

•
economic or political instability in the world or in particular regions or countries in which we do business, including the market volatility resulting from conflicts or war, such as the Russia-Ukraine and the Middle East conflicts and changes in the U.S. presidential administration;
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

There is also currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs and such uncertainty could continue with changes in the U.S. presidential administration. Since the beginning of 2018, there has been legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife platforms, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from our suppliers. China responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which include certain of our products. Although the U.S. and China signed an initial trade deal in January 2020 and we have thus far been able to obtain tariff exemptions for medical linear accelerators imported into the U.S. from China, there is no assurance that the exemption on medical linear accelerators will continue or that we will continue to qualify for such exemption. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past. For example, in fiscal year 2024, we voluntarily initiated one recall related to the Radixact platform, which was reported to the FDA and is pending closure review. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Our reliance on single‑source suppliers for critical components of the CyberKnife and TomoTherapy platforms could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy platforms, including, with respect to the CyberKnife platform, the robot, couch and magnetron and, with respect to the TomoTherapy platforms, the couch, solid state modulator and magnetron. Global supply chain disruptions in parts of our supply chain, have occurred and could occur again in the future, causing delays in the receipt of certain component parts for our products and increased pricing pressure for such parts, including with respect to parts purchased from our single-source suppliers, adversely affecting our gross margins and increasing the risk that these supply chain disruptions could materially affect our ability to meet customer demand. Furthermore, as a result of the effects of the macroeconomic conditions, including inflation, and supply chain challenges, some of our suppliers have limited or reduced the sale of such components to us or increased the cost of such components to us. If these conditions worsen, or if these suppliers were to experience financial difficulties, additional supply chain or other problems that prevents them from supplying us with the necessary components, we could fail to meet product demand, which could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components, including as a result of global shortages in important components, have resulted in, and will continue to cause, inflationary pressure on our supply chain and a significant increase in the costs of these components, which have materially affected and could continue to adversely affect our results of operations. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through fiscal year 2025. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. Difficulties in obtaining a sufficient supply of component materials could increase as well as the costs associated with such components, and we expect such difficulties to persist through fiscal year 2025. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

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

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss, unavailability of or damage to data and intellectual property through a cyberattack (including ransomware and other attacks) or other security breach or incident. While management is committed to identifying and improving data security risks through oversight of data security by our Chief Information Security Officer and implementation of various technical safeguards, procedural requirements and policies, regardless of the resources we allocate and the effectiveness with which we manage them, we face a risk of cyberattacks and other security breaches and incidents. Any cyberattacks or other security breaches or incidents we suffer could expose us to a risk of lost, unavailable, or corrupted information, unauthorized disclosure or other processing of information, claims, litigation and possible liability to employees, customers and others, and investigations and proceedings by regulatory authorities. Artificial intelligence ("AI") technologies may be used for certain cyberattacks or to increase the frequency or intensity of certain cyberattacks, which may increase our risks presented by cyberattack activity. Additionally, cyberattack activity may be heightened in connection with geopolitical events such as the Russia-Ukraine and the Middle East conflicts. In addition to potential exposure to cyberattacks, security incidents, or other actions that may compromise the security of or interfere with the function of our products, defects or vulnerabilities in the software or systems of our third-party vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, results of operations, or cash flows and may also harm our reputation, brand, and customer relationships.

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

In addition, privacy and security breaches and incidents arising from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized persons or to the public and may compromise our security systems. There can be no assurance that any efforts we make to prevent against such privacy or security breaches or incidents have been or will be able to prevent breakdowns or breaches or incidents in our systems or those of our third-party service providers that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or customers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received in the past and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. We may also face increased cybersecurity risks due to our reliance on internet technology and many of our employees working remotely at least part of the time, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition, adversaries might attempt to gain unauthorized access to our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties, which, if successful, could pose a risk of loss, unavailability, or corruption of, or unauthorized access to or acquisition of, data, risk to patient safety and risk of product recall. The techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, and we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Third-party service providers store and otherwise process certain personal data and other confidential or proprietary information of ourselves and third parties on our behalf, and these service providers face similar risks. In addition, our employees, third-party service providers, strategic partners, or other contractors or consultants may input personal or confidential information, or other business data of ours, into an artificial intelligence system (in particular, a system that is managed, owned, or controlled by a third party), which may disrupt and otherwise compromise our business operations, divert the attention of management and key information technology resources, potentially lead to security breaches or incidents or other unauthorized access to, or other use or processing of, personal information, our confidential information or other business data. Moreover, we manufacture and sell hardware and software products that allow our customers to store confidential information about their patients. Both types of products are often connected to and reside within our customers’ information technology infrastructures. We do not have measures to configure or secure our customers’ equipment or any information stored in our customers’ systems or at their locations, which is the responsibility of our customers. Our customers are also continually updating their cybersecurity standards for the products that they purchase. While we have implemented security measures designed to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not meet the standards set by our customers or be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and may not be recognized until launched against a target. A network security or systems security breach of incident suffered by ourselves or our third-party service providers or other events that cause the loss or unauthorized use or disclosure of, or access by third parties to, sensitive information stored by us or our customers could result in loss, unavailability, or unauthorized acquisition, modification, or other processing of data, and any such events, or the perception that these events have occurred or that our security measures for our products are lacking, could have serious negative consequences for our business, including indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our customers to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could have an adverse effect on our business, financial condition, and operating results.

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

The California Privacy Rights Act (“CPRA”), approved by California voters in November 2020, became effective on January 1, 2023. The CPRA, significantly modified the CCPA, has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA, as modified by the CPRA, is prompting a wave of similar legislative developments in other states in the U.S., which could potentially create a patchwork of overlapping but different state laws. For example, Virginia, Colorado, Utah, and Connecticut all have enacted state laws that became effective in 2023; Texas, Montana, Oregon, and Florida have adopted laws that have become effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey and Tennessee have adopted laws that will become effective in 2025; and Indiana Kentucky, and Rhode Island have adopted laws that will become effective in 2026. These new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. Other states have enacted other types of privacy legislation, such as Washington’s My Health, My Data Act, which includes a private right of action. Additionally, the U.S. federal government is contemplating privacy legislation. We cannot fully predict the impact of the CCPA, CPRA, or other new or proposed legislation on our business or operations, but the restrictions imposed by these laws and regulations may require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect consumer privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

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

Customer service is a critical element of our sales strategy. Third party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of macroeconomic factors, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, in recent years, we have experienced delays in shipment of parts to customers as well as increased freight and logistics expenses due to macroeconomic factors and these impacts could intensify. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs to continue through fiscal year 2025. If this continues for longer than we expect or if any of the above occurs our customers may experience further delays and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

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

Our primary products are the CyberKnife and TomoTherapy platforms. We expect to generate substantially all of our revenue for the foreseeable future from sales of and service contracts for the CyberKnife and TomoTherapy platforms. The CyberKnife and TomoTherapy platforms have lengthy sales and purchase order cycles because they are major capital equipment items and require the approval of senior management at purchasing institutions. In addition, sales to some of our customers are subject to competitive bidding or public tender processes. These approval and bidding processes can be lengthy. Selling our systems, from first contact with a potential customer to a complete order, generally spans six months to 30 months and involves personnel with multiple skills. The sales process in the U.S. typically begins with pre‑selling activity followed by sales presentations and other sales related activities. After the customer has expressed an intention to purchase a CyberKnife or TomoTherapy platform, we negotiate and enter into a definitive purchase contract with the customer. The negotiation of terms that are not standard for Accuray typically requires additional time and approvals. Typically, following the execution of the contract, the customer begins the building or renovation of a radiation‑shielded facility to house the CyberKnife or TomoTherapy platform, which together with the subsequent installation of the CyberKnife or TomoTherapy platform, can take up to 24 months to complete. In order to construct this facility, the customer must typically obtain radiation device installation permits, which are granted by state and local government bodies, each of which may have different criteria for permit issuance. If a permit was denied for installation at a specific hospital or treatment center, our CyberKnife or TomoTherapy platform could not be installed at that location. In addition, some of our customers are cancer centers or facilities that are new, and in these cases, it may be necessary for the entire facility to be completed before the CyberKnife or TomoTherapy platform can be installed, which can result in additional construction and installation delays. Our sales and installations of CyberKnife and TomoTherapy platforms tend to be heaviest during the third month of each fiscal quarter.

Under our revenue recognition policy, we recognize revenue attributable to a CyberKnife or TomoTherapy platform and related upgrades when control of a platform or upgrade is transferred, which generally happens when a system or upgrade is shipped, while an element of installation is deferred until performed. Events beyond our control may delay shipment or installation and the satisfaction of contingencies required to receive cash inflows and recognition of revenue associated with shipment or installation. Such events may include a delay in the construction at the customer site or customer delay in obtaining receipt of regulatory approvals such as certificates of need. In addition, disruption in operations of certain customers caused by the COVID-19 pandemic or other macroeconomic factors have resulted in delays in construction, shipment or installation and some have failed to timely pay their obligations when due. For example, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. If the events which are beyond our control delay the customer from obtaining funding or financing of the entire transaction, we may not be able to recognize revenue for the sale of the entire system because the collectability of contract consideration is not reasonably assured.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of September 30, 2024, customer contracts with extended payment terms of more than one year amounted to approximately 4% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal, or unauthorized transactions. If we cannot maintain effective controls and provide timely and reliable financial reports, our business and operating results could be harmed. As more fully disclosed in Part II, Item 9A “Controls and Procedures,” of our Annual Report on 10-K (the “10-K”) in the course of preparing the audited consolidated financial statements for the 10-K, the Company concluded that as of June 30, 2024, its internal control over financial reporting was not effective as a result of two material weaknesses at the control activity level related to ensuring all manual journal entries consistently enforced segregation of duties in the approval process and ensuring that the existence of inventory at manufacturing warehouse locations was accurate. These material weaknesses were specifically related to the implementation of the Company’s new ERP system in August 2023 and did not result in any material identified misstatements to the consolidated financial statements, and there were no changes to previously issued financial results.

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

As of June 30, 2024,we had approximately $281.9 million and $124.5 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2029 for federal and 2025 for state purposes. In addition, as of June 30, 2024, we had federal and state research and development tax credit carryforwards of approximately $28.4 million and $22.8 million, respectively. The California research credits have no expiration date, but if not utilized, the federal research credits and other non-California state research credits will begin to expire in 2025.

Federal net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account). It is uncertain if and to what extent various states will conform to these limitations. In addition, utilization of our net operating loss and credit carryforwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. In addition, the use of our net operating losses and other tax attributes may be subject to other limitations under applicable law. On June 27, 2024, California enacted Senate Bill 167 and 175 which included suspension on the use of state net operating losses in our fiscal years 2025, 2026, and 2027. This new California law should not have a material impact on our financials due to our low sales apportionment in the state. Additionally, one of the provisions under the Tax Cuts and Jobs Act that became effective in tax years beginning after December 31, 2021 required the capitalization and amortization of research and experimental expenditures, and although this change did not have an impact on our current consolidated financial statements, it may have an impact on future periods as our research and experimental expenditures have been a material amount on our financial statements.

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

The CyberKnife and TomoTherapy platforms as well as the Precision Treatment Planning software are medical devices that are subject to extensive regulation in the United States by local, state and the federal government, including the FDA. The iDMS Data Management System may be regulated as a medical device in some markets. The FDA most recently cleared Surface Guided Radiation Therapy (SGRT) on Radixact System under K223159 on June 23, 2023. ClearRTTM for onboard kVCT imaging was previously cleared on the Radixact System under K202412 on December 18, 2020. The FDA regulates virtually all aspects of a medical device design, development, testing manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use or indication or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive, lengthy and unpredictable. The FDA’s 510(k) clearance process generally takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Additionally, outside of the United States, our products are subject to clearances and approvals by foreign governmental agencies similar to the FDA. In order to market our products internationally, we must obtain licenses or approvals from these governmental agencies, which could include local requirements, safety standards, testing or certifications, and can be time consuming, burdensome and uncertain. Despite the time, effort and cost, there can be no assurance that a particular device or a modification of a device will be approved or cleared by the FDA or any foreign governmental agency in a timely fashion, if at all. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products, and how those products can be promoted.

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
•
impacts to our business, operations or financial condition caused by concerns in connection with the global economic environment, supply chain disruptions or as a result of changes in the U.S. presidential administration;

•
regulatory developments related to manufacturing, marketing or sale of the CyberKnife or TomoTherapy platform;
•
political or social uncertainties, including as a result of the Russia-Ukraine and the Middle East conflicts;
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

At September 30, 2024, we had $59.2 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Unexpected events beyond our control, including as a result of responses to epidemics or pandemics; fires or explosions; natural disasters, such as hurricanes, floods, tornadoes and earthquakes; war or terrorist activities (including the conflicts in Russia-Ukraine and the Middle East); unplanned outages; supply disruptions; and failures of equipment or systems, including telecommunications systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacturing and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our business, financial condition and results of operation.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the first quarter of year fiscal 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1

Fourth Amendment to Credit Agreement among Registrant, as Borrower, the several banks and other financial institutions or entities party hereto, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, issuing lender and swingline lender, dated as of September 12, 2024.

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

ACCURAY INCORPORATED

Date: November 6, 2024
	By:	/s/ SUZANNE WINTER
Suzanne Winter
Chief Executive Officer

	By:	/s/ Ali Pervaiz
Ali Pervaiz
Senior Vice President & Chief Financial Officer