Form 10-Q
period 2024-12-31
ACCURAY INC
filed 2025-02-05
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of January 31, 2025, there were 102,830,522 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$62,584	$68,570
Restricted cash	1,433	485
Accounts receivable, net of allowance for credit losses of $821 and $2,251 as of December 31, 2024, and June 30, 2024, respectively (a)	87,275	92,001
Inventories, net	148,826	138,324
Prepaid expenses and other current assets (b)	25,440	23,006
Deferred cost of revenue	333	850
Total current assets	325,891	323,236
Property and equipment, net	26,881	24,774
Investment in joint venture	12,837	9,826
Operating lease right-of-use assets, net	31,716	33,773
Goodwill	57,643	57,672
Restricted cash	1,371	1,337
Other assets	22,043	18,009
Total assets	$478,382	$468,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$53,991	$50,020
Accrued compensation	19,350	17,128
Operating lease liabilities, current	7,518	6,218
Other accrued liabilities	27,987	28,508
Customer advances	12,959	13,988
Deferred revenue	72,088	71,649
Short-term debt	7,560	7,756
Total current liabilities	201,453	195,267
Long-term liabilities:
Operating lease liabilities, non-current	30,459	32,373
Long-term other liabilities	6,010	7,389
Deferred revenue, non-current	24,616	24,114
Long-term debt	167,953	164,400
Total liabilities	430,491	423,543
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of December 31, 2024, and June 30, 2024, respectively; issued and outstanding: 102,808,518 and 100,194,932 shares at December 31, 2024, and June 30, 2024, respectively	103	100
Additional paid-in-capital	572,287	566,887
Accumulated other comprehensive loss	(5,401)	(4,222)
Accumulated deficit	(519,098)	(517,681)
Total stockholders' equity	47,891	45,084
Total liabilities and stockholders' equity	$478,382	$468,627

(a)
Includes accounts receivable from the joint venture, an equity method investment, of $26,082 and $25,339 at December 31, 2024, and June 30, 2024, respectively. See Note 12.
(b)
Includes other receivables from the joint venture, an equity method investment, of $377 and $743 at December 31, 2024, and June 30, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net revenue:
Products (a)	$61,189	$51,538	$109,558	$104,888
Services (b)	54,985	55,700	108,161	106,242
Total net revenue	116,174	107,238	217,719	211,130
Cost of revenue:
Cost of products	34,553	34,333	67,014	70,032
Cost of services	39,729	37,003	74,344	65,703
Total cost of revenue (c)	74,282	71,336	141,358	135,735
Gross profit	41,892	35,902	76,361	75,395
Operating expenses:
Research and development (d)	13,644	15,281	25,760	29,294
Selling and marketing	11,114	11,361	22,796	21,605
General and administrative	12,427	13,224	25,247	26,247
Total operating expenses	37,185	39,866	73,803	77,146
Income (loss) from operations	4,707	(3,964)	2,558	(1,751)
Income (loss) from equity method investment, net	1,604	(427)	1,532	4
Interest expense	(2,883)	(2,922)	(5,838)	(5,844)
Other income (expense), net	(196)	(1,430)	1,651	(2,189)
Income (loss) before provision for income taxes	3,232	(8,743)	(97)	(9,780)
Provision for income taxes	695	878	1,320	2,810
Net income (loss)	$2,537	$(9,621)	$(1,417)	$(12,590)
Net income (loss) per share - basic	$0.03	$(0.10)	$(0.01)	$(0.13)
Net income (loss) per share - diluted	$0.02	$(0.10)	$(0.01)	$(0.13)
Weighted average common shares used in computing net income (loss) per share:
Basic	101,405	97,776	100,796	97,165
Diluted	103,746	97,776	100,796	97,165
Other comprehensive loss:
Net income (loss)	$2,537	$(9,621)	$(1,417)	$(12,590)
Foreign currency translation adjustment	(2,919)	2,773	(1,179)	635
Comprehensive loss	$(382)	$(6,848)	$(2,596)	$(11,955)

(a)
Includes sales of products to the joint venture, an equity method investment, of $29,722 and $58,366 during the three and six months ended December 31, 2024 and $17,890 and $39,842 during the three and six months ended December 31, 2023, respectively. See Note 12.
(b)
Includes sales of services to the joint venture, an equity method investment, of $5,179 and $9,237 during the three and six months ended December 31, 2024 and $4,134 and $6,988 during the three and six months ended December 31, 2023, respectively. See Note 12.
(c)
Includes cost of revenue from sales to the joint venture, an equity method investment, of $15,001 and $35,892 during the three and six months ended December 31, 2024 and $11,102 and $26,373 during the three and six months ended December 31, 2023, respectively.
(d)
Includes charge backs to the joint venture, an equity method investment, related to research and development of $377 and $732 during the three and six months ended December 31, 2024, and $67 and $199 during the three and six months ended December 31, 2023, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2024	100,195	$100	$566,887	$(4,222)	$(517,681)	$45,084
Issuance of common stock to employees	240	—	—	—	—	—
Share-based compensation	—	—	2,353	—	—	2,353
Net loss	—	—	—	—	(3,954)	(3,954)
Foreign currency translation adjustment	—	—	—	1,740	—	1,740
Balance at September 30, 2024	100,435	100	569,240	(2,482)	(521,635)	45,223
Issuance of common stock to employees	2,419	3	853	—	—	856
Tax withholding upon vesting of restricted stock units	(45)	—	(90)	—	—	(90)
Share-based compensation	—	—	2,284	—	—	2,284
Net income	—	—	—		2,537	2,537
Foreign currency translation adjustment	—	—	—	(2,919)	—	(2,919)
Balance at December 31, 2024	102,809	$103	$572,287	$(5,401)	$(519,098)	$47,891

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at June 30, 2023	96,535	$97	$555,276	$422	$(502,136)	$53,659
Issuance of common stock to employees	192	—	—	—	—	—
Share-based compensation	—	—	2,392	—	—	2,392
Net loss	—	—	—	—	(2,969)	(2,969)
Foreign currency translation adjustment	—	—	—	(2,138)	—	(2,138)
Balance at September 30, 2023	96,727	97	557,668	(1,716)	(505,105)	50,944
Issuance of common stock to employees	2,484	2	1,358	—	—	1,360
Tax withholding upon vesting of restricted stock units	(47)	—	(117)	—	—	(117)
Share-based compensation	—	—	2,314	—	—	2,314
Net loss	—	—	—	—	(9,621)	(9,621)
Foreign currency translation adjustment	—	—	—	2,773	—	2,773
Balance at December 31, 2023	99,164	$99	$561,223	$1,057	$(514,726)	$47,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,417)	$(12,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,977	2,797
Share-based compensation	4,637	4,706
Amortization of debt issuance costs	529	475
Provision (recovery) from credit losses	291	(218)
Provision for write-down of inventories	2,231	2,676
(Income) loss from equity method investment	(1,532)	(4)
Net recognized gross profit on sales to the JV	(894)	(294)
Provision for deferred income taxes	91	894
Changes in assets and liabilities:
Accounts receivable	2,013	(357)
Inventories	(17,103)	(14,641)
Prepaid expenses and other assets	(4,135)	1,274
Deferred cost of revenue	516	293
Accounts payable	4,854	5,103
Operating lease liabilities, net of operating lease right-of-use assets	202	(120)
Accrued compensation and accrued liabilities	317	(5,728)
Customer advances	(963)	1,551
Deferred revenues	1,893	499
Net cash used in operating activities	(5,493)	(13,684)
Cash flows from investing activities
Purchases of property and equipment	(1,994)	(2,341)
Capitalized costs for software to be sold	(696)	—
Net cash used in investing activities	(2,690)	(2,341)
Cash flows from financing activities
Proceeds from the issuance of common stock to employees	856	1,360
Taxes paid related to net share settlement of equity awards	(90)	(117)
Paydown under Term Loan Facility	(4,000)	(3,000)
Debt issuance costs	(173)	—
Borrowings under Revolving Credit Facility	27,000	—
Repayments under Revolving Credit Facility	(20,000)	—
Net cash provided by (used in) financing activities	3,593	(1,757)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(414)	1,072
Net decrease in cash, cash equivalents and restricted cash	(5,004)	(16,710)
Cash, cash equivalents and restricted cash at beginning of period	70,392	91,202
Cash, cash equivalents and restricted cash at end of period	$65,388	$74,492
Supplemental non-cash disclosure:
Transfers from inventory to property and equipment, net	$1,589	$2,911
Transfers from inventory to prepaid and other assets	$1,218	$-
Lease liability to leasehold improvement	$1,251	$2,593
Other balance sheet items reclassed to property and equipment	$288	$-
Unpaid capitalized software costs to be sold at end of period	$538	$-
Unpaid purchase of property and equipment at end of period	$481	$212

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025, or for any other future interim period or fiscal year.

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

Risks and Uncertainties

The Company is subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including high interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; geopolitical concerns, such as the Russia-Ukraine and Middle East conflicts and increasing tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; the change in the U.S. presidential administration; recent executive orders to impose new tariffs on imports from Canada, Mexico and China and uncertainties regarding impact, retaliations and further escalation, including against other countries; and other factors that may emerge. The Company is also continuing to navigate supply chain and inflation challenges, and adverse foreign currency exchange rate fluctuations, all of which continues to be a significant headwind that affects the Company’s results of operations.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the six months ended December 31, 2024, compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Accounting Pronouncements - Adopted

In November 2023, the FASB issued ASU 2023-07 to improve reportable segment disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures to be disclosed in interim periods. The update will be effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on July 1, 2024. The Company assessed the impact of this update and expects it will not have a material impact on its consolidated financial statement disclosure requirements.

Accounting Pronouncements - Not Yet Effective

In November 2024, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) 2024-03 requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The update is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently assessing the impact of adopting the updated provisions.

In December 2023, the FASB issued ASU 2023-09 to improve the transparency and usefulness of income tax disclosures. The accounting standard expands disclosures to the entity’s income tax rate reconciliation table and requires cash taxes paid disaggregated by jurisdiction. These changes will be applied on a prospective basis. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt ASU 2023-09 on July 1, 2025. The ASU requires retrospective application to all prior periods presented in the financial statements. The Company is currently assessing the timing and impact of adopting the updated provisions.

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

Changes in the contract assets and liabilities are as follows (dollars in thousands):

			Change
	December 31, 2024	June 30, 2024	$	%
Contract Assets:
Unbilled accounts receivable – current (1)	$20,584	$19,131	1,453	8%
Interest receivable – current (2)	268	305	(37)	(12%)
Long-term accounts receivable (3)	3,254	2,859	395	14%
Interest receivable – non-current (3)	352	432	(80)	(19%)
Contract Liabilities:
Customer advances	12,959	13,988	(1,029)	(7%)
Deferred revenue – current	72,088	71,649	439	1%
Deferred revenue – non-current	24,616	24,114	502	2%

(1)
Included in accounts receivable on the unaudited condensed consolidated balance sheets.
(2)
Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
(3)
Included in other assets on the unaudited condensed consolidated balance sheets.

During the six months ended December 31, 2024, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. During the six months ended December 31, 2024, contract liabilities changed due to changes in the timing of revenue recognition as a result of changes in shipping timing, modifications to the transaction price, reduced customer deposits for system sales, and for which the warranty was deferred.

During the three and six months ended December 31, 2024, the Company recognized revenue of $16.7 million and $44.2 million, which was included in the deferred revenue balances at June 30, 2024. During the three and six months ended December 31, 2023, the Company recognized revenue of $21.2 million and $51.2 million, which was included in the deferred revenue balances at June 30, 2023.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of December 31, 2024, total remaining performance obligations amounted to $886.7 million. Of this total amount, $60.3 million related to long-term warranty and non-cancellable post-warranty services, which is the estimated revenue expected to be recognized over the remaining service period and warranty period for systems that have been delivered (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's remaining performance obligations related to long-term warranty and non-cancellable post-warranty services as of December 31, 2024 (in thousands):

	Fiscal years of revenue recognition
	2025	2026	2027	Thereafter
Long-term warranty and non-cancellable post-warranty services	$13,751	$24,892	$15,714	$5,925

For the remaining $826.4 million of performance obligations (i.e., open systems sales, upgrades, training and other miscellaneous items), the Company estimates 28% to 36% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. The Company anticipates a portion of its open contracts may never result in revenue recognition primarily due to the long sales cycle and factors outside of its control, including changes to its customers' needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. Based on historical experience and management's best estimate, approximately 26% of the Company’s $781.9 million open system sales contracts as of December 31, 2024 may never result in revenue.

Capitalized Contract Costs

As of December 31, 2024 and June 30, 2024, the balance of capitalized costs to obtain a contract was $10.0 million and $9.6 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the unaudited condensed consolidated balance sheets.

Expenses related to capitalized costs to obtain a contract consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Amortization of capitalized contract costs	$840	$771	$1,620	$1,643
Impairment loss on capitalized contracts	81	45	181	76

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

A summary of the Company’s financing receivables is presented as follows (in thousands):

	December 31, 2024	June 30, 2024
Financing receivables	$3,481	$2,871
Allowance for credit losses	—	—
Total, net	$3,481	$2,871
Reported as:
Current	$1,236	$1,340
Non-current	2,245	1,531
Total, net	$3,481	$2,871

Inventories, net

Inventories consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Raw materials	$61,007	$57,699
Work-in-process	13,949	13,629
Finished goods	73,870	66,996
Inventories, net	$148,826	$138,324

The Company's inventories on the unaudited condensed consolidated balance sheets are net of reserves.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Value added tax receivables	$6,607	$4,026
Prepaid commissions	4,894	5,288
Capitalized contract costs	1,835	1,876
Income tax receivable	953	368
Dividend receivable from JV	—	2,460
Other prepaid assets	6,572	5,018
Other current assets	4,579	3,970
Total prepaid and other current assets	$25,440	$23,006

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Machinery and equipment	$46,596	$45,539
Leasehold improvements	31,652	30,994
Software	11,333	11,308
Computer and office equipment	6,430	6,347
Furniture and fixtures	2,102	1,719
Construction in progress	4,121	2,550
	102,234	98,457
Less: Accumulated depreciation	(75,353)	(73,683)
Property and equipment, net	$26,881	$24,774

Depreciation expense related to property and equipment was $1.5 million and $3.0 million during the three and six months ended December 31, 2024, and $1.5 million and $2.7 million during the three and six months ended December 31, 2023, respectively.

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Balance at the beginning of the period	$57,672	$57,681
Currency translation	(29)	(9)
Balance at the end of the period	$57,643	$57,672

The Company performed its annual goodwill impairment test in the quarter ended December 31, 2024, and determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment every fiscal quarter.

Other Assets

Other assets consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Capitalized contract costs	$8,195	$7,768
Long-term accounts receivable	3,254	2,859
Capitalized software costs	6,976	4,683
Purchased intangible assets, net	37	59
Deferred tax asset	662	659
Other long-term assets	2,919	1,981
Total other assets	22,043	18,009

The Company did not identify any triggering events that would indicate a potential impairment of its definite-lived intangible and long-lived assets as of December 31, 2024. There was no amortization expense or amounts written down to net realizable value for the capitalized software costs to be sold during the three and six months ended December 31, 2024 and 2023.

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Value added tax liabilities	$8,016	$5,048
Commissions due to third parties	2,283	5,202
Refunds due to customers	3,876	6,079
Accrued consulting	1,730	1,238
Accrued royalties	2,974	2,939
Interest payable	448	485
Income tax payable	1,014	1,206
Other liabilities	7,646	6,311
Total other accrued liabilities	$27,987	$28,508

Treasury Stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of December 31, 2024 and June 30, 2024, the Company had 3.1 million shares of treasury stock valued at $14.1 million. Treasury stock is included in Additional paid-in capital on the unaudited condensed consolidated balance sheets.

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

The components of accumulated other comprehensive income (loss) in the stockholders' equity section of the Company’s unaudited condensed consolidated balance sheets are as follows (in thousands):

	December 31, 2024	June 30, 2024
Cumulative foreign currency translation adjustment	$(5,956)	$(4,777)
Defined benefit pension obligation	555	555
Accumulated other comprehensive loss	$(5,401)	$(4,222)

Statements of Operations

Other income (expense), net, consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Interest income	$278	$267	$581	$653
Foreign currency exchange gain (loss)	177	(1,278)	2,351	(2,234)
Costs for hedging activities	$(626)	$(403)	$(1,196)	$(688)
Other, net	(25)	(16)	(85)	80
Total other income (expense), net	$(196)	$(1,430)	$1,651	$(2,189)

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

The following table provides information related to the Company’s operating leases (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Operating lease costs (1)	$2,189	$2,456	$4,420	$5,010
Short-term operating lease costs	80	72	120	133
Cash paid for amounts included in the measurement of lease liabilities	2,062	2,536	4,092	5,025

(1)
Excludes expenses related to short-term lease operating costs.

Operating lease right-of-use assets and operating lease liabilities consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Operating lease right-of-use assets
Balance at the beginning of period	$33,773	$25,853
Lease assets added	1,028	14,389
Amortization for the period	(3,085)	(6,469)
Balance at the end of period	$31,716	$33,773

Operating lease liabilities
Balance at the beginning of period	$38,591	$27,753
Lease liabilities added	2,086	16,775
Repayment and interest accretion	(2,700)	(5,937)
Balance at the end of period	$37,977	$38,591

Current portion of operating lease liabilities	$7,518	$6,218
Non-current portion of operating lease liabilities	30,459	32,373

Maturities of operating lease liabilities as of December 31, 2024 are presented in the table below (dollars in thousands):

Amount
2025 (remaining six months)	$3,648
2026	7,627
2027	7,600
2028	6,451
2029	4,585
Thereafter	24,649
Total operating lease payments	54,560
Less: imputed interest	(16,583)
Present value of operating lease liabilities	$37,977
Weighted average remaining lease term (in years)	7.9
Weighted average discount rate	10.4%

Note 5. Derivative Financial Instruments

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

The notional amount of the Company's outstanding forward currency exchange contracts consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Swiss Franc	$23,850	$59,392
Japanese Yen	10,353	7,762
Euro	18,899	2,755
Indian Rupee	12,209	8,916
Chinese Yuan	10,303	5,156
Korean Won	2,084	1,735
Canadian Dollar	1,199	1,510
British Pound	718	730
Total outstanding forward currency exchange contracts	$79,615	$87,956

Gains and losses on the Company's foreign currency forward contracts are recorded in Other income (expense), net, on the Company's unaudited condensed consolidated statements of operations. The following table provides information about the gain or loss associated with the Company’s derivative financial instruments not designated as hedging instruments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Foreign currency exchange gain (loss) on forward contracts	$(618)	$959	$818	$141

Note 6. Fair Value Measurements

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

Assets and Liabilities That Are Measured at Fair Value

As of December 31, 2024, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated or notional value of $79.6 million. The fair value of the underlying currency, based upon the December 31, 2024 exchange rate, was $79.5 million, which it considers to be a Level 2 fair value measurement.

As of June 30, 2024, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated or notional value of $88.0 million. The fair value of the underlying currency, based upon the June 30, 2024 exchange rate, was $87.7 million, which it considers to be a Level 2 fair value measurement.

The Company’s convertible debt is measured on a recurring basis using Level 2 based upon observable inputs. The Company's Revolving Credit Facility and Term Loan Facility (as defined in Note 8) collectively (the “Credit Facilities”) reflect the bank quoted market rates, which the Company considers to be a Level 2 fair value measurement. The Company believes that the carrying value of the Credit Facilities approximates its estimated fair value based on the effective interest rate, compared to the current market rate available to the Company at quarter-end.

The table below summarizes the carrying value and estimated fair value of the 3.75% Convertible Senior Notes due 2026, Term Loan Facility, and the Revolving Credit Facility (in thousands):

	December 31, 2024		June 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes due 2026	$99,091	$91,573	$98,782	$85,762
Term Loan Facility	59,422	59,422	63,374	63,374
Revolving Credit Facility	17,000	17,000	10,000	10,000
Total	$175,513	$167,995	$172,156	$159,136

Note 7. Commitments and Contingencies

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2024.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers, agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2024.

Guarantees

As of December 31, 2024 and June 30, 2024, the Company had various bank guarantees totaling $1.3 million and $1.1 million, respectively, primarily related to bidding processes with customers.

Royalty Agreement

The Company enters into software license agreements with third parties that require royalty payments for each license used. In connection with such agreements, the Company records royalty costs in cost of revenue or deferred cost of revenue. The Company had approximately $3.0 million and $2.9 million in accrued royalty payments as of December 31, 2024, and June 30, 2024, respectively, related to royalty agreements. The following table provides information about the Company’s royalty expense and royalty payments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Royalty expense	$552	$428	$795	$937
Royalty payments	57	794	759	$817

Note 8. Debt

The Company's outstanding debt as of December 31, 2024 and June 30, 2024, is as follows (in thousands):

	December 31, 2024			June 30, 2024
	Principal Amount	Unamortized Debt Costs	Net Carrying Amount	Principal Amount	Unamortized Debt Costs	Net Carrying Amount
3.75% Convertible Senior Notes due 2026	$100,000	$(909)	$99,091	$100,000	$(1,218)	$98,782
Term Loan Facility	60,000	(578)	59,422	64,000	(626)	63,374
Revolving Credit Facility	17,000	—	17,000	10,000	—	10,000
Total debt	$177,000	$(1,487)	$175,513	$174,000	$(1,844)	$172,156
Reported as:
Short-term debt			$7,560			$7,756
Long-term debt			167,953			164,400
Total debt			$175,513			$172,156

3.75% Convertible Senior Notes due June 2026

In May 2021, the Company issued $100.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due June 2026 (the “3.75% Convertible Notes due 2026”) under an indenture agreement between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. As of December 31, 2024, the if-converted value of its 3.75% Convertible Notes due 2026 did not exceed the outstanding principal amount.

Credit Facilities

The Company has a $40.0 million revolving credit facility (the “Revolving Credit Facility”) and a five-year $80.0 million term loan (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). Interest on the borrowings under the Credit Facilities is payable in arrears on the applicable interest payment date, at an annual interest rate of reserve-adjusted, 90-day term Secured Overnight Financing Rate (subject to a 0.50% floor) plus a margin between 2.50% and 3.25% margin, determined by the Consolidated Senior Net Leverage Ratio (as defined in the Credit Agreement). On September 12, 2024, the Company entered into the Fourth Amendment to (i) change the requirements of certain financial maintenance covenants under the Credit Agreement for the fiscal quarter ending September 30, 2024, (ii) add a minimum liquidity covenant to the Credit Agreement and (iii) reduce the available revolving commitments available under the Credit Agreement to no more than $20.0 million through end of the agreement.

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

A summary of interest expense on the 3.75% Convertible Notes due 2026, the Revolving Credit Facility, and the Term Loan Facility is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Interest expense related to contractual interest coupon	$2,495	$2,653	$5,120	$5,322
Interest expense related to amortization of debt issuance costs	275	237	529	475
Total	$2,770	$2,890	$5,649	$5,797

Note 9. Stock Incentive Plan and Employee Stock Purchase Plan

The following table presents details of share-based compensation expenses, by functional line item, noted within the Company's operating expenses (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Cost of revenue - products	$186	$233	$403	$466
Cost of revenue - services	186	157	340	160
Research and development	343	280	725	681
Selling and marketing	553	437	923	845
General and administrative	1,016	1,207	2,246	2,554
Total share-based compensation	$2,284	$2,314	$4,637	$4,706

In November 2024, the Company’s stockholders approved to increase the number of shares of common stock available for issuance by 5.0 million shares under its Amended and Restated 2016 Equity Incentive Plan, and to increase the number of shares of common stock available for issuance by 2.5 million shares under its Amended and Restated Accuray Incorporated 2007 Employee Stock Purchase Plan.

Note 10. Net Income (Loss) Per Common Share

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$2,537	$(9,621)	$(1,417)	$(12,590)
Denominator:
Weighted average shares outstanding - basic	101,405	97,776	100,796	97,165
Dilutive effect of potential common shares	2,341	—	—	—
Weighted average shares outstanding - diluted	103,746	97,776	100,796	97,165
Basic net income (loss) per share	$0.03	$(0.10)	$(0.01)	$(0.13)
Diluted net income (loss) per share	$0.02	$(0.10)	$(0.01)	$(0.13)
Anti-dilutive share-based awards, excluded	4,225	14,601	12,923	14,601

The potentially dilutive shares of the Company’s common stock are excluded from the computation of diluted net income (loss) per share when their effect would have been anti‑dilutive. Additionally, the outstanding 3.75% Convertible Notes due 2026 are included in the calculation of diluted net income (loss) per share only if their inclusion is dilutive for periods during which the 3.75% Convertible Notes due 2026 were outstanding. The shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes due 2026 as of three and six months ended December 31, 2024 and 2023 totaled approximately 17.1 million shares and were not included in the basic and diluted net income (loss) per common share as the effect of adding the shares were anti-dilutive.

Note 11. Segment Information

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

The Company reports its customer revenues in five geographic regions: the Americas, EIMEA, Japan, China and Asia Pacific. The Americas region primarily includes the United States, Canada, and Latin America. The EIMEA region includes Europe, India, the Middle East and Africa. The Asia Pacific region consists of Asia (excluding Japan and China), Australia and New Zealand.

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

The following summarizes net revenue by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Americas	$17,135	$23,742	$38,005	$44,299
EIMEA	38,924	43,800	64,818	83,333
China	35,974	23,375	69,950	49,590
Japan	14,983	10,648	24,848	23,240
Asia Pacific	9,158	5,673	20,098	10,668
Total	$116,174	$107,238	$217,719	$211,130

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived assets, which consists of property, plant and equipment, net, and operating lease right-of-use assets are as follows (in thousands):

	December 31,	June 30,
	2024	2024
Americas	$47,050	$46,570
EIMEA	8,340	9,327
China	1,555	1,211
Japan	1,089	1,304
Asia Pacific	563	135
Total	$58,597	$58,547

The long-lived assets in the Americas region are located in the United States as of December 31, 2024 and June 30, 2024.

Note 12. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. As of December 31, 2024, the Company owned a 49% interest in the JV, which is reported as an investment in joint venture on the Company’s unaudited condensed consolidated balance sheets.

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

The following table shows the reconciliation between the carrying value of the Company's investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	December 31, 2024	June 30, 2024
Carrying value of investment in joint venture	$12,837	$9,826
Deferred intra-entity gross profit (1)	8,942	9,835
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$17,059	$14,941

(1)
As of December 31, 2024, $2.9 million of the deferred intra-entity gross profit balance was related to the Tomo C radiation therapy system as compared to $4.2 million as of June 30, 2024.

As of December 31, 2024, the Company’s carrying value of the investment in the JV for the Company's proportional share of the JV's currency translation adjustment was not material. As of June 30, 2024, the Company’s carrying value of the investment in the JV was decreased for the Company's proportional share of the JV's currency translation adjustment by $0.6 million. In June 2024, the JV declared a $2.5 million dividend to the Company which was paid in July 2024.

Summarized financial information of the JV is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Statement of Operations Data:	2024	2023	2024	2023
Revenue	$33,582	$22,457	$55,416	$54,312
Gross profit	6,591	2,800	11,441	8,613
Net income (loss)	3,273	(872)	3,125	7
Net income (loss) attributable to the Company	1,604	(427)	1,532	4

Summarized Balance Sheet Data:	As of September 30, 2024	As of September 30, 2023
Assets
Current assets	$140,059	$94,504
Non-current assets	15,005	13,576
Total assets	$155,064	$108,080
Liabilities and Stockholders' Equity
Current liabilities	$118,754	$76,338
Non-current liabilities	1,497	174
Stockholders' equity	34,813	31,568
Total liabilities and stockholders' equity	$155,064	$108,080

The following table shows the activity of the Company’s net revenue recognized from intra-entity gross profit from sales (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Deferred intra-entity gross profit recognized on sales to the JV	$11,745	$4,728	$14,459	$6,313
Deferred intra-entity gross profit on sales to the JV	(7,232)	(2,858)	(13,565)	(6,019)
Net recognized gross profit on sales to the JV (1)	$4,513	$1,870	$894	$294

(1)
Profit earned by the Company from the JV is eliminated through cost of goods sold until it is realized; such profits would generally be considered realized when the inventory has been sold through to third parties. For the three and six months ended December 31, 2024, $3.3 million and $1.3 million of the net recognized gross profit on sales to the JV were related to the Tomo C radiation therapy system as compared to $1.7 million and $2.2 million of the net deferred gross profit on sales to the JV for the three and six months ended December 31, 2023.

Note 13. Income Tax

The following summarizes the provision for income taxes (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Provision for income taxes	$695	$878	$1,320	$2,810

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income tax expense, which were primarily related to foreign taxes for the periods presented.

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

As of December 31, 2024, the Company’s gross unrecognized tax benefits were $22.0 million, of which $21.6 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Interest and penalties accrued on unrecognized tax benefits are recorded as a component of income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of December 31, 2024, and results of operations for the three and six months ended December 31, 2024 and 2023 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our expectations regarding backlog, age-ins and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; expectations regarding our strategy in China and our China joint venture as well as its expected impact on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the global macroeconomic conditions, such as the COVID-19 pandemic on our financial results and business as well as the business of our customers and suppliers; expectations regarding delays in deliveries and installations and its impact on our business; expectations regarding inflation, supply chain challenges and heightened logistics costs and its impact on our business, including gross margins and net income (loss); expectations regarding revenue from the Americas region; expectations regarding the timing of deliveries and revenue conversion; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; expectations related to our convertible notes and credit facility; expectations related to our leases; the amount of unrecognized tax amounts; the sufficiency of our cash, cash equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Current Economic Conditions

We are subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including high interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; geopolitical concerns, such as the Russian-Ukraine and the Middle East conflicts and increasing tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; the change in the U.S. presidential administration; recent executive orders to impose new tariffs on imports from Canada, Mexico and China and uncertainties regarding impact, retaliations and further escalation, including against other countries; as well as other factors that may emerge. In particular, we are continuing to navigate supply chain and inflation challenges and adverse foreign currency exchange rate fluctuations, all of which continues to have a negative impact on our results of operations.

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

Sale of Our Products

Generating revenue from the sale of our platforms is a lengthy process. Selling our platforms, from first contact with a potential customer to a signed sales contract that meets our backlog criteria (as discussed below) varies significantly and generally spans between six months and 30 months. The length of time between receipt of a signed contract and revenue recognition is generally governed by the time required by the customer to build, renovate or prepare the treatment room for installation of the platform. We report our customer revenues in five geographic regions: the Americas, EIMEA, Japan, China and Asia Pacific. The Americas region includes the United States, Canada and Latin America. The EIMEA region includes Europe, India, the Middle East and Africa. The Asia Pacific region consists of Asia (excluding Japan and China), Australia and New Zealand.

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

With the receipt of the necessary permits and licenses to operate, the JV has begun selling products in China, much like a distributor. The JV has begun to manufacture and sell a locally branded “Made in China” radiotherapy device, the Tomo C radiation therapy system, in the Class B license category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China. In September 2023, we received approval for our Class B device from the National Medical Products Administration (“NMPA”) and our Accuray Precision Treatment Planning System for the Class B device was approved by the NMPA in June 2024. The JV also distributes other Accuray treatment delivery systems like the Radixact and CyberKnife treatment delivery systems, including the Radixact SynC and CyberKnife S7 Systems, which received NMPA approval in January 2025.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Gross orders	$76,762	$93,856	$132,127	$157,590
Age-ins	11,840	4,846	15,842	13,572
Age-outs	(27,023)	(40,366)	(53,368)	(71,359)
Cancellations	(2,010)	-	(5,142)	(8,841)
Currency impacts and other	(3,930)	(3,730)	(4,164)	(4,616)
Net orders	$55,639	$54,606	$85,295	$86,346
Order backlog at the end of the period	$463,056	$492,100	$463,056	$492,100

Gross Orders and Book to Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period, adjusted for any revisions to existing orders during the period.

Gross orders decreased by $17.1 million and $25.5 million during the three and six months ended December 31, 2024, as compared to the same periods in the prior fiscal year, primarily due to a decrease of $17.3 million and $26.5 million, respectively, in CyberKnife System gross orders and upgrades gross orders. System gross orders primarily decreased in the Americas region, China and Japan and were partially offset by an increase in system gross orders from the EIMEA and Asia Pacific regions during three and six months ended December 31, 2024, as compared to the same periods in the prior fiscal year.

Our book to bill ratio is defined as gross orders for the period divided by product revenue for the period. Our book to bill ratio was 1.3 and 1.2 during the three and six months ended December 31, 2024, respectively, as compared to 1.8 and 1.5 during the three and six months ended December 31, 2023, respectively. A book-to-bill ratio greater than 1.2 generally indicates strong demand for our products. This metric allows management to monitor our business development efforts to ensure we grow our backlog and our business over time.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs net of age-ins, foreign currency impacts and other adjustments during the period. Net orders increased by $1.0 million and decreased $1.1 million during the three and six months ended December 31, 2024, as compared to the same periods in the prior fiscal year, primarily due to lower cancellations fiscal year 2025 as compared to the same period in the prior fiscal year, partially offset by a decrease in gross orders.

Results of Operations — Three and six months ended December 31, 2024 and 2023

Net revenue

Net revenue by sales classification is as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2024	2023	Percent Change	2024	2023	Percent Change
Products (a)	$61,189	$51,538	19%	$109,558	$104,888	4%
Services (b)	54,985	55,700	(1)%	108,161	106,242	2%
Net revenue	$116,174	$107,238	8%	$217,719	$211,130	3%
Products revenue as a percentage of net revenue	53%	48%		50%	50%
Service revenue as a percentage of net revenue	47%	52%		50%	50%

(a)
Includes sales of products to the joint venture, an equity method investment, of $29,722 and $58,366 during the three and six months ended December 31, 2024 and $17,890 and $39,842 during the three and six months ended December 31, 2023, respectively. See Note 12.
(b)
Includes sales of services to the joint venture, an equity method investment, of $5,179 and $9,237 during the three and six months ended December 31, 2024 and $4,134 and $6,988 during the three and six months ended December 31, 2023, respectively. See Note 12.

Products net revenue increased $9.7 million and $4.7 million during the three and six months ended December 31, 2024, respectively, as compared to the same periods in the prior fiscal year, mostly driven by a higher volume of shipments of system units of our CyberKnife System and system upgrades, partially offset by a lower volume of shipments of our TomoTherapy Systems.

Services net revenue decreased $0.7 million during the three months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to a decrease in training revenue based on the timing of installations. Service net revenues increased $1.9 million during the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to higher contract revenues as a result of an increase in our installed base.

Net revenue by geographic region, based on the shipping location of our customers, is as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2024	2023	Percent Change	2024	2023	Percent Change
Americas	$17,135	$23,742	(28)%	$38,005	$44,299	(14)%
EIMEA	38,924	43,800	(11)%	64,818	83,333	(22)%
China	35,974	23,375	54%	69,950	49,590	41%
Japan	14,983	10,648	41%	24,848	23,240	7%
Asia Pacific	9,158	5,673	61%	20,098	10,668	88%
Net revenue	$116,174	$107,238	8%	$217,719	$211,130	3%

Net revenue increased $8.9 million and $6.6 million during the three and six months ended December 31, 2024, respectively, as compared to the same periods in the prior fiscal year, primarily due to a by a higher volume of shipments to China, the APAC region and Japan, partially offset by a lower volume of shipments to the EIMEA and Americas regions. Additionally, revenues from the Americas region are being negatively impacted by reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines which we expect will continue to have an impact on net revenue through fiscal year 2026.

Gross Profit

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2024	2023	Percent Change	2024	2023	Percent Change
Gross profit	$41,892	$35,902	17%	$76,361	$75,395	1%
Total gross profit as a percentage of net revenue	36.1%	33.5%		35.1%	35.7%

Gross profit increased by $6.0 million and $1.0 million during the three and six months ended December 31, 2024, respectively, as compared to the same periods in the prior fiscal year. The increase in the three months ended December 31, 2024 was primarily due to a $2.6 million increase in the net deferred gross profit recognized on sales to the JV and a favorable product mix.

Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2024	2023	Percent Change	2024	2023	Percent Change
Research and development	$13,644	$15,281	(11)%	$25,760	$29,294	(12)%
Selling and marketing	11,114	11,361	(2)%	22,796	21,605	6%
General and administrative	12,427	13,224	(6)%	25,247	26,247	(4)%
Total operating expenses	$37,185	$39,866	(7)%	$73,803	$77,146	(4)%
Research and development as a percentage of net revenue	12%	14%		12%	14%
Selling and marketing as a percentage of net revenue	10%	11%		10%	10%
General and administrative as a percentage of net revenue	11%	12%		12%	12%
Total operating expenses as a percentage of net revenue	32%	37%		34%	37%

Research and development expenses decreased by $1.6 million and $3.5 million during the three and six months ended December 31, 2024, respectively, as compared to the same periods in the prior fiscal year primarily due to lower headcount and severance costs from the 2024 restructuring initiative in the second quarter of fiscal year 2024, partially offset by higher spending for research and development projects.

Selling and marketing expenses decreased by $0.2 million during the three months ended December 31, 2024 as compared to the same period in the prior fiscal year primarily due to a decrease of $1.0 million based on the timing of trade show costs, partially offset by an increase in compensation and benefits.

Selling and marketing expenses increased by $1.2 million during the six months ended December 31, 2024, compared to the same period in the prior fiscal year primarily due to an increase in compensation and benefits and an increase in research grants.

General and administrative expenses decreased by $0.8 million and $1.0 million during the three and six months ended December 31, 2024, as compared to the same periods in the prior fiscal year primarily due to a decrease in consulting costs in the current period related to the implementation of our ERP system in fiscal year 2024, and a decrease in facility costs partially offset by an increase in compensation and benefits.

Income (loss) on equity method investment, net

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2024	2023	Percent Change	2024	2023	Percent Change
Income (loss) from equity method investment, net	$1,604	$(427)	476%	$1,532	$4	n/a

Income (loss) from equity method investment, which relates to our JV, increased by $2.0 million and $1.5 million during the three and six months ended December 31, 2024, respectively, as compared to the same periods in the prior fiscal year, primarily due to a higher volume of shipments of system units by the JV and higher service revenue due to the increase in installed base in China.

Interest Expense

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2024	2023	Percent Change	2024	2023	Percent Change
Interest expense	$(2,883)	$(2,922)	(1)%	(5,838)	(5,844)	(0)%

Interest expense remained flat during the three and six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to lower average interest rates, mostly offset by higher average outstanding balances on our Credit Facilities in fiscal year 2025.

Other Income (Expense), net

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2024	2023	Percent Change	2024	2023	Percent Change
Interest income	$278	$267	4%	581	653	(11)%
Foreign currency exchange gain (loss)	177	(1,278)	114%	2,351	(2,234)	205%
Costs for hedging activities	(626)	(403)	55%	(1,196)	(688)	74%
Other, net	(25)	(16)	(56)%	(85)	80	(206)%
Total other income (expense), net	$(196)	$(1,430)	(86)%	$1,651	$(2,189)	(175)%

Other expense decreased during the three months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to favorable changes in the fair value of foreign currency forward contracts. Other income increased during the six months ended December 31, 2024 as compared to the same period in the prior fiscal year, primarily due to favorable changes in the fair value of foreign currency forward contracts, partially offset by increased costs for hedging activities.

Provision for Income Taxes

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2024	2023	Percent Change	2024	2023	Percent Change
Provision for income taxes	$695	$878	(21)%	$1,320	$2,810	(53)%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. The provision for income taxes decreased by $0.2 million and $1.5 million during the three and six months ended December 31, 2024, respectively, as compared to the same periods in the prior fiscal year, primarily due to an additional expense in the prior year period relating to higher deferred tax liability on unremitted foreign earnings.

Liquidity and Capital Resources

At December 31, 2024, we had $62.6 million in cash and cash equivalents. Cash from operations could be affected by various risks and uncertainties, including, declines in our revenue, particularly without a corresponding decrease in our expenses, the timing of payments from our customers and our expenditures, as well as but not limited to, macroeconomic conditions, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations, and the risks included in Part I, Item 1A titled “Risk Factors.” In particular, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through fiscal year 2025. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted net revenue since fiscal year 2024, and we expect that this will continue to have an impact through fiscal year 2026. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by macroeconomic conditions.

Our liquidity and cash flows have been and could continue to be materially impacted by factors other than our cash from operations and factors that are not in our control, such as current macroeconomic factors, including facility closures, supply chain disruptions, inflation, foreign currency exchange rate fluctuations, increased volatility in the financial markets, uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program, the change in the U.S. presidential administration, recent executive orders to impose new tariffs on imports from Canada, Mexico and China and uncertainties regarding impact, retaliations and further escalation, including against other countries, and tightening of credit markets which could impact debt availability. These factors have and could continue to negatively impact our business operations and cash flows for the foreseeable future, including reductions in revenue, decreases in gross margin and delays in payments from customers, as well as declines or delays in the conversion of backlog to revenue. Certain of our revenue may not be collectible to the extent our customers suffer financial difficulty. There remain uncertainties as to how the current macroeconomic environment will impact our business, results of operations, access to sources of liquidity and financial condition in the future. As a result, we are unable to predict with certainty the impacts of these factors on our ability to maintain compliance with the financial covenants contained in the credit and security agreements related to our credit facilities. On September 12, 2024, we entered into the Fourth Amendment to (i) change the requirements of certain financial maintenance covenants under the Credit Agreement for the fiscal quarter ending September 30, 2024, (ii) add a minimum liquidity covenant to the Credit Agreement and (iii) reduce the available revolving commitments available under the Credit Agreement to no more than $20.0 million through the end of the agreement.

In May 2021, we issued $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. Concurrently, with the issuance of the convertible notes, in May 2021, we entered into a senior secured credit agreement with Silicon Valley Bank, individually as a lender and agent, and the other lenders (the “Credit Agreement”), which provides for a five-year $80 million term loan facility (the “Term Loan Facility”) and a $40 million revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2024, we had an outstanding balance under the Term Loan Facility of $60.0 million and Revolving Credit Facility of $17.0 million. Refer to Note 8. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan Facility, the Revolving Credit Facility and our Convertible Notes outstanding as of December 31, 2024.

Additionally, the undistributed earnings of our foreign subsidiaries at December 31, 2024, for all countries except Japan, France, Switzerland and the United Kingdom are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of our foreign earnings could be subject to income taxes. As of December 31, 2024, we had $9.2 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there will be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated.

Our cash flows for the six months ended December 31, 2024 and 2023 are summarized as follows (in thousands):

	Six Months Ended December 31,
	2024	2023
Net cash used in operating activities	$(5,493)	$(13,684)
Net cash used in investing activities	(2,690)	(2,341)
Net cash provided by (used in) financing activities	3,593	(1,757)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(414)	1,072
Net decrease in cash, cash equivalents and restricted cash	$(5,004)	$(16,710)

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended December 31, 2024 consisted of a net loss of $1.4 million, a decrease from the net changes from assets and liabilities of $12.4 million, and an increase from non-cash items of $8.3 million.

•
Non-cash items primarily consisted of share-based compensation expense of $4.6 million, depreciation and amortization expense of $3.0 million, and the provision for write-down of inventories of $2.2 million, partially offset by $1.5 million in income from equity investment and $0.9 million in recognized gross profit on sales to the JV.

•
The major contributors to the decrease from the net changes of assets and liabilities during the six months ended December 31, 2024 were as follows: a $17.1 million increase in inventories that was primarily due to increased purchases of materials to meet expected demand; and a $4.1 million increase in prepaid and other assets primarily due to value added tax receivables and an increase in prepaid expenses, partially offset by a $4.9 million increase in accounts payable that was primarily due to the timing of payments, a $2.0 million decrease in accounts receivable that was primarily due to increased collections, and $1.9 million increase in deferred revenue primarily due to an increase in billings and deliveries where the timing of revenue recognition was deferred.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.7 million during the six months ended December 31, 2024 and was primarily for the purchase of property and equipment and investments in software.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.6 million during the six months ended December 31, 2024 was due to $7.0 million in net borrowings on our Revolving Credit Facility, partially offset by the scheduled payments of $4.0 million for the principal amount outstanding on our Term Loan Facility.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the six months ended December 31, 2024 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2024.

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

During the six months ended December 31, 2024, there were no material changes to the critical accounting policies and estimates, previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K filed with the SEC on September 19, 2024.

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

During the three and six months ended December 31, 2024 and 2023, one customer represented 10% or more of total net revenue. As of December 31, 2024, and June 30, 2024, we had one customer that accounted for 10% or more of our total accounts receivable, net.

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

We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. We have developed a foreign exchange risk management policy to mitigate foreign currency exchange rate fluctuation risk. As of December 31, 2024, we had entered into foreign currency forward contracts to purchase or sell foreign currencies with a stated or notional value of approximately $79.6 million. These foreign currency forward contracts do not qualify for hedge accounting treatment and all changes in fair value are reported in earnings as part of other expense, net. We have not entered into any other types of derivative financial instruments for trading or speculative purpose.

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk including, but not limited to the Credit Facilities and Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and the Secured Overnight Financing Rate (“SOFR”). As of December 31, 2024, our borrowings under the Term Loan Facility totaling $60.0 million and Revolving Credit Facility totaling $17.0 million, are both subject to a 90-day SOFR (subject to a 0.50% floor) plus a margin between 2.50% and 3.25% as determined by the Consolidated Senior Net Leverage Ratio as defined in the credit agreement governing the Credit Facilities. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by a 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 8. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligation.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in our internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024 (“2024 Annual Report”) and discussed further below, as of December 31, 2024, our disclosure controls and procedures, as defined in Rule 13a-15(e), were not effective at a reasonable assurance level in ensuring (i) that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, has also concluded that as of June 30, 2024 and September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting which were disclosed in 2024 Annual Report.

Management’s Report on Internal Control over Financial Reporting

As disclosed in our 2024 Annual Report, management concluded that our internal control over financial reporting was not effective as a result of the material weaknesses detailed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Remediation of Previously Disclosed Material Weakness

As noted above, management identified a material weakness within our system of internal control over financial reporting due to our SAP S/4HANA ERP system not being designed for and not maintaining effective controls to ensure that all manual journal entries consistently enforced segregation of duties in the approval process prior to being posted to the general ledger system. Remediation of this material weakness was completed during the three months ended December 31, 2024 and included establishing new controls and procedures to ensure segregation of duties is maintained between the creation, posting and approval of manual journal entries. As of December 31, 2024, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.

Remediation Efforts to Address the Material Weakness Existing in the Current Period

Management is committed to addressing and remediating the remaining cycle count material weakness described above and has developed a plan to enhance the design and operating effectiveness of our internal controls over financial reporting. Remediation measures, which are currently ongoing, include enhancing the ERP system reports to allow for full capture of inventory with proper count timing required for an effective cycle count program, inclusive of reinforcement for proper cycle count process through policy statements, regular communications and in periodic reviews and meetings with managers and staff.

Implementation of the above remediation measures are subject to oversight by the Audit Committee of our Board of Directors, and while remediation measures are currently in place, this identified material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and we have concluded through testing that the newly implemented controls are designed and operating effectively.

Notwithstanding the existing material weakness, management has concluded that the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, and has concluded that other than the changes described above under "Remediation of Previously Disclosed Material Weakness" and the material weakness identified with corresponding remediation measures described above, there were no significant changes in our internal control over financial reporting that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 7. Commitments and Contingencies—Litigation, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
•
We identified material weaknesses in our system of internal controls as of June 30, 2024 and are in the process of remediation. If we fail to remediate such material weakness or otherwise fail to achieve and maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted.

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

Risks Related to Our Business and Results of Operations

We face risks related to the current global economic environment, including risks arising in connection with tariffs, inflation, recession or currency fluctuations, any of which could adversely affect our business, financial condition and results of operations by, among other things, delaying or preventing our customers from obtaining financing to purchase our products and services or implementing the required facilities to house our systems.

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. Concerns over economic and political stability; inflation levels and related efforts to mitigate inflation; a potential recession; the level of U.S. national debt, the U.S. debt credit rating and U.S. budgetary concerns; currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies, including the impact of the China anti-corruption campaign and timing of China stimulus program on those economies; unemployment; the availability and cost of credit; trade relations, including the imposition of various sanctions and tariffs in other countries; energy costs; instability in the banking and financial services sector and geopolitical uncertainty and conflict, the change in the U.S. presidential administration and recent executive orders to impose new tariffs on imports from Canada, Mexico and China and uncertainties regarding impact, retaliations and further escalation, including against other countries, have contributed to increased volatility and diminished expectations for the economy and the markets in general. In turn, periods of economic slowdown or recession could lead to a reduction in demand for our products and services, which in turn would reduce our revenues and adversely affect our results of operations and our financial position. The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have and may continue to result in higher inflation in the U.S. and globally, which has led to an increase in costs and caused changes in fiscal and monetary policy, including increased interest rates. Other adverse impacts of recent macroeconomic conditions that have impacted us and may continue to impact us are foreign exchange rate fluctuations, supply chain constraints, logistics challenges, and fluctuations in labor availability. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

In an inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and cost commitments are linked to contractual agreements that extend many years into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures. A higher inflationary environment can also negatively impact raw material, component, and logistics costs that, in turn, has increased the costs of producing and distributing our products. For example, inflationary pressures as well as ongoing supply chain challenges beginning in fiscal year 2023 have resulted in rising costs for certain materials, including increased logistics and duties costs, that have materially affected our gross margins and net income (loss), which have had a material effect on our business, financial condition or results of operations. We expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through fiscal year 2025, and potentially longer. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through fiscal year 2025.

Further, the U.S. federal government has called for, or enacted, substantial changes to healthcare, trade, fiscal, and tax policies, which may include changes to existing trade agreements and may have a significant impact on our operations. For example, the United States has imposed tariffs on certain foreign products, including most recently from Canada, Mexico and China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. In addition, failure of the U.S. Government to pass a budget in a timely manner or any reductions in healthcare spending in the budget may adversely impact us or our customers. If economic conditions worsen, or new legislation is passed related to the healthcare system, trade, fiscal or tax policies, customer demand may not materialize to levels we require to achieve our anticipated financial results, which could have a material adverse effect on our business, financial condition and results of operations.

The uncertain macroeconomic environment, including volatile credit markets and concerns regarding the availability and cost of credit, increased interest rates, inflation, reduced economic growth or a recession, instability in the banking and financial services sector, and concerns relating to the change in the U.S. presidential administration, in any of the geographic areas where we do business, could impact consumer and customer demand for our products and services, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions, and the ability of our customers to meet their obligations to us. For example, in the United States, at least one customer declared bankruptcy in fiscal 2023 causing us to increase our bad debt reserve due to the expectation that they will be unable to pay us. Further, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy platforms. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house the CyberKnife or TomoTherapy platforms, the cost of which can be substantial. These delays have, in some instances, led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders and may cause other customers to postpone their system installation or to cancel their agreements with us. Reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have also negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. A continuation or further deterioration of the adverse economic environment would further increase delays and order cancellations, or affect our ability to collect from our customers, any of which would continue to adversely affect revenues, and therefore, harm our business and results of operations.

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

As of December 31, 2024, we had an accumulated deficit of $519.1 million. We have incurred net losses, and expect to incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

As of December 31, 2024, we had total consolidated liabilities of $430.5 million; including long-term liabilities of the Notes of $100.0 million, the Revolving Credit Facility of $17.0 million and the Term Loan Facility of $60.0 million, of which $7.6 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:

•
economic or political instability in the world or in particular regions or countries in which we do business, including the market volatility resulting from conflicts or war, such as the Russia-Ukraine and the Middle East conflicts and the change in the U.S. presidential administration;
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

There is also currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs and such uncertainty could continue with the change in the U.S. presidential administration. Recently, the U.S. presidential administration has signed executive orders to impose new tariffs on imports from Canada, Mexico and China and has indicated that additional tariffs may be imposed against other countries, including the European Union. These tariffs affect component parts including the linear accelerator for our CyberKnife platforms, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from other suppliers, which could significantly impact the cost of these parts. Any retaliatory tariffs could also impact our ability to export and sell our products into those countries. For example, during the last half of calendar year 2018, the U.S. federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China, to which China responded with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which included certain of our products. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, Mexico and Canada, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past. For example, in fiscal year 2025, we voluntarily initiated one recall related to the couch for the CyberKnife System, which was reported to the FDA. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss, unavailability of or damage to data and intellectual property through a cyberattack (including ransomware and other attacks) or other security breaches or incidents. While management is committed to identifying and improving data security risks through oversight of data security by our Chief Information Security Officer and implementation of various technical safeguards, procedural requirements and policies, regardless of the resources we allocate and the effectiveness with which we manage them, we face a risk of cyberattacks and other security breaches and incidents. Any cyberattacks or other security breaches or incidents we suffer could expose us to a risk of lost, unavailable, or corrupted information, unauthorized disclosure or other processing of information, claims, litigation and possible liability to employees, customers and others, and investigations and proceedings by regulatory authorities. Artificial intelligence ("AI") technologies may be used for certain cyberattacks or to increase the frequency or intensity of certain cyberattacks, which may increase our risks presented by cyberattack activity. Additionally, cyberattack activity may be heightened in connection with geopolitical events such as the Russia-Ukraine and the Middle East conflicts. In addition to potential exposure to cyberattacks, security incidents, or other actions that may compromise the security of or interfere with the function of our products, defects or vulnerabilities in the software or systems of our third-party vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, results of operations, or cash flows and may also harm our reputation, brand, and customer relationships.

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

Data transfer and localization requirements also appear to be increasing and becoming more complex. With regard to transfers to the U.S. of personal data from our employees and European customers and users, both the EU-U.S. Privacy Shield and standard contractual clauses issued by the European Commission (the “EU SCCs”) have been subject to legal challenge. In July 2020, the Court of Justice of the European Union (“CJEU”) released a decision in the Schrems II case (Data Protection Commissioner v. Facebook

Ireland, Schrems) (the “CJEU Decision”), declaring the EU-U.S. Privacy Shield invalid and imposing additional obligations in connection with the use of the EU SCCs, another mechanism for cross-border personal data transfers from the European Economic Area (“EEA”). Although the EU SCCs remain a valid means to transfer personal data from the EEA, the CJEU imposed additional obligations in connection with their use and, on June 4, 2021, the European Commission issued revised EU SCCs that address certain concerns of the CJEU. The United Kingdom also has issued new standard contractual clauses (the “UK SCCs”) that became effective March 21, 2022, and which are required to be implemented. In March 2022, the EU and U.S. reached an agreement in principle on a new EU-U.S. Data Privacy Framework (“DPF”). In October 2022, the U.S. issued an executive order in furtherance of the DPF, on which basis the European Commission adopted an adequacy decision with respect to the DPF in July 2023, allowing its implementation and availability for companies to use to legitimize transfers of personal data from the E.U. to the U.S. It remains unclear, however, whether this new framework will be appropriate for us to rely upon. The DPF has already faced a legal challenge and it may be subject to additional challenges. Additionally, the European Commission’s adequacy decision regarding the DPF provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. Additionally, the U.S. Department of Justice recently issued a final rule that takes effect in April 2025, which places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to data to business partners located in China or with other specified links to China and other designated countries (the “DOJ Sensitive Personal Data Transfer Limitations Rule”). These and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of various jurisdictions, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

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

Further, the U.S. government has undertaken an evaluation of national security concerns and other risks relating to the transfer of personally identifiable information from the United States to China, and on June 9, 2021, U.S. President Biden signed an executive order instituting a framework for determining national security risks of transactions that involve applications connected to governments or militaries of certain foreign adversaries or that collect sensitive personal data from U.S. consumers, with the DOJ Sensitive Personal Data Transfer Limitations Rule issued in April 2025. In 2019, an executive order citing national security risks in the telecommunications sector served to block U.S. companies from buying Chinese-made Huawei and ZTE products. If our operations, including those involving the processing of U.S.-collected data such as medical imagery, through the JV in China, come to be perceived as a U.S. national security risk, those operations may become subject to executive orders, sanctions, or other measures. The DOJ Sensitive Personal Data Transfer Limitations Rule, and any other ban or other restriction on our transfer of data to the JV in China may increase costs as we seek operational and data processing alternatives.

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

The California Privacy Rights Act (“CPRA”), approved by California voters in November 2020, became effective on January 1, 2023. The CPRA, significantly modified the CCPA, has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA, as modified by the CPRA, is prompting a wave of similar legislative developments in other states in the U.S., which could potentially create a patchwork of overlapping but different state laws. For example, Virginia, Colorado, Utah, and Connecticut all have enacted state laws that became effective in 2023; Texas, Montana, Oregon, and Florida have adopted laws that became effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey and Tennessee have adopted laws that have become or will become effective in 2025; and Indiana Kentucky, and Rhode Island have adopted laws that will become effective in 2026. These new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. Other states have enacted other types of privacy legislation, such as

Washington’s My Health, My Data Act, which includes a private right of action. Additionally, the U.S. federal government is contemplating privacy legislation. We cannot fully predict the impact of the CCPA, CPRA, or other new or proposed legislation on our business or operations, but the restrictions imposed by these laws and regulations may require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect consumer privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

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

We have integrated AI, including machine learning, in certain of our products, services and internal operations. Further, certain of our third-party vendors utilize AI and machine learning technologies in furnishing services to us. As with many technological innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. Our products utilize, and we plan to further examine, develop and introduce, machine learning algorithms, predictive analytics, and other AI technologies to offer new or upgraded solutions and enhance our capabilities. If these AI or machine learning models are incorrectly designed, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws or contracts to which we are a party. Additionally, new and evolving laws and regulations related to the development and use of AI and machine learning technologies have been proposed, and in certain cases enacted, in various jurisdictions, including the United States, and the EU has adopted an AI Act that adopts an overall regulatory framework for AI. These laws and regulations may impose onerous obligations and may require us to unexpectedly rework or reevaluate improvements to be compliant. Use of AI technologies may expose us to an increased risk of regulatory enforcement and litigation. Moreover, some of the AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of December 31, 2024, customer contracts with extended payment terms of more than one year amounted to approximately 4% of our total accounts receivable balance.

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

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal, or unauthorized transactions. If we cannot maintain effective controls and provide timely and reliable financial reports, our business and operating results could be harmed. In the course of preparing the audited consolidated financial statements for the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, the Company concluded that as of June 30, 2024, its internal control over financial reporting was not effective as a result of two material weaknesses at the control activity level related to ensuring all manual journal entries consistently enforced segregation of duties in the approval process and ensuring that the existence of inventory at manufacturing warehouse locations was accurate. These material weaknesses were specifically related to the implementation of the Company’s new ERP system in August 2023 and did not result in any material identified misstatements to the consolidated financial statements, and there were no changes to previously issued financial results. Management has also concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2024, September 30, 2024 and December 31, 2024 due to the material weaknesses. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and the material weaknesses identified, refer to Controls and Procedures in Part I, Item 4.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address these material weaknesses. Although one material weakness was remediated in the quarter ended December 31, 2024, we may not be successful in promptly remediating the remaining material weaknesses identified by management or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. Our management may also be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal control over financial reporting. Any further disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of any acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks) could adversely impact the effectiveness of our internal control over financial reporting as well as affect our ability to manufacture products, process orders, deliver products, provide customer support, fulfill contractual obligations, track inventories, or otherwise operate our business, in particular as a result of our limited experience implementing such systems and the complex nature of the system itself. Any failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, including due to a failure to remediate the material weaknesses mentioned above or the discovery or occurrence of any additional material weaknesses in our internal control over financial reporting in the future, could adversely affect our ability to prepare financial statements within required time periods and record, process and report financial information accurately, which could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, negatively impact the price of our common stock, limit our liquidity and access to capital markets, adversely affect our business, harm our reputation or subject us to litigation or investigations requiring management resources and payment of legal and other expenses.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by Health Care and Education Reconciliation Act (collectively, the “ACA”) were signed into law. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. In particular, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On June 18, 2021, the United States Supreme Court upheld the ACA, holding that the individuals who brought the lawsuit did not have standing to challenge the law. It is unclear how this decision and the decisions of the current administration will impact the ACA and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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
•
impacts to our business, operations or financial condition caused by concerns in connection with the global economic environment, supply chain disruptions or as a result of the change in the U.S. presidential administration;
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

At December 31, 2024, we had $62.6 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the second quarter of year fiscal 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1§	Separation Agreement and General Release by and between Registrant and Michael Hoge, dated January 6, 2025.	—	—	—	—	X

10.2§	Executive Employment Agreement by and between Registrant and Suzanne Winter, dated February 3, 2025	—	—	—	—	X

10.3§	Executive Employment Agreement by and between Registrant and Ali Pervaiz, dated February 3, 2025	—	—	—	—	X

10.4§	Executive Employment Agreement by and between Registrant and Sandeep Chalke, dated February3, 2025	—	—	—	—	X

10.5§	Executive Employment Agreement by and between Registrant and Jesse Chew, dated February 3, 2025	—	—	—	—	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: February 5, 2025
	By:	/s/ SUZANNE WINTER
Suzanne Winter
Chief Executive Officer

	By:	/s/ Ali Pervaiz
Ali Pervaiz
Senior Vice President & Chief Financial Officer