Form 10-Q
period 2025-03-31
ACCURAY INC
filed 2025-05-02
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 30, 2025, there were 103,013,384 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	March 31, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$77,824	$68,570
Restricted cash	1,013	485
Accounts receivable, net of allowance for credit losses of $545 and $2,251 as of March 31, 2025, and June 30, 2024, respectively (a)	78,191	92,001
Inventories, net	146,445	138,324
Prepaid expenses and other current assets (b)	29,203	23,006
Deferred cost of revenue	782	850
Total current assets	333,458	323,236
Property and equipment, net	27,081	24,774
Investment in joint venture	9,284	9,826
Operating lease right-of-use assets, net	34,023	33,773
Goodwill	57,720	57,672
Restricted cash	1,407	1,337
Other assets	21,318	18,009
Total assets	$484,291	$468,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,319	$50,020
Accrued compensation	13,413	17,128
Operating lease liabilities, current	7,233	6,218
Other accrued liabilities	34,943	28,508
Customer advances	12,194	13,988
Deferred revenue	81,753	71,649
Short-term debt	7,574	7,756
Total current liabilities	203,429	195,267
Long-term liabilities:
Operating lease liabilities, non-current	33,352	32,373
Long-term other liabilities	6,127	7,389
Deferred revenue, non-current	25,591	24,114
Long-term debt	166,209	164,400
Total liabilities	434,708	423,543
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of March 31, 2025, and June 30, 2024, respectively; issued and outstanding: 102,850,591 and 100,194,932 shares at March 31, 2025, and June 30, 2024, respectively	103	100
Additional paid-in-capital	575,032	566,887
Accumulated other comprehensive loss	(5,157)	(4,222)
Accumulated deficit	(520,395)	(517,681)
Total stockholders' equity	49,583	45,084
Total liabilities and stockholders' equity	$484,291	$468,627

(a)
Includes accounts receivable from the joint venture, an equity method investment, of $19,352 and $25,339 as of March 31, 2025, and June 30, 2024, respectively. See Note 12.
(b)
Includes other receivables from the joint venture, an equity method investment, of $373 and $743 as of March 31, 2025, and June 30, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net revenue:
Products (a)	$57,320	$49,603	$166,878	$154,491
Services (b)	55,923	51,529	164,084	157,771
Total net revenue	113,243	101,132	330,962	312,262
Cost of revenue:
Cost of products	44,301	35,945	111,315	105,977
Cost of services	37,315	36,113	111,659	101,816
Total cost of revenue (c)	81,616	72,058	222,974	207,793
Gross profit	31,627	29,074	107,988	104,469
Operating expenses:
Research and development (d)	10,712	10,909	36,472	40,203
Selling and marketing	9,110	10,318	31,906	31,923
General and administrative	10,758	12,409	36,005	38,656
Total operating expenses	30,580	33,636	104,383	110,782
Income (loss) from operations	1,047	(4,562)	3,605	(6,313)
Income from equity method investment, net	2,297	1,024	3,829	1,028
Interest expense	(2,890)	(2,884)	(8,728)	(8,728)
Other income (expense), net	(1,294)	524	357	(1,665)
Loss before provision for income taxes	(840)	(5,898)	(937)	(15,678)
Provision for income taxes	457	444	1,777	3,254
Net loss	$(1,297)	$(6,342)	$(2,714)	$(18,932)
Net loss per share - basic and diluted	$(0.01)	$(0.06)	$(0.03)	$(0.19)
Weighted average common shares used in computing net loss per share:
Basic and diluted	102,825	99,197	101,462	97,838
Other comprehensive loss:
Net loss	$(1,297)	$(6,342)	$(2,714)	$(18,932)
Foreign currency translation adjustment	244	(2,965)	(935)	(2,330)
Comprehensive loss	$(1,053)	$(9,307)	$(3,649)	$(21,262)

(a)
Includes sales of products to the joint venture, an equity method investment, of $17,967 and $76,333 during the three and nine months ended March 31, 2025, and $15,662 and $55,504 during the three and nine months ended March 31, 2024, respectively. See Note 12.
(b)
Includes sales of services to the joint venture, an equity method investment, of $5,351 and $14,588 during the three and nine months ended March 31, 2025, and $3,982 and $10,970 during the three and nine months ended March 31, 2024, respectively. See Note 12.
(c)
Includes cost of revenue from sales to the joint venture, an equity method investment, of $17,411 and $53,303 during the three and nine months ended March 31, 2025, and $13,887 and $40,260 during the three and nine months ended March 31, 2024, respectively.
(d)
Includes charge backs to the joint venture, an equity method investment, related to research and development of $373 and $1,105 during the three and nine months ended March 31, 2025, and $199 during the nine months ended March 31, 2024. There were no charge backs to the joint venture related to research and development during the three months ended March 31, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2024	100,195	$100	$566,887	$(4,222)	$(517,681)	$45,084
Issuance of common stock to employees	240	—	—	—	—	—
Share-based compensation	—	—	2,353	—	—	2,353
Net loss	—	—	—	—	(3,954)	(3,954)
Foreign currency translation adjustment	—	—	—	1,740	—	1,740
Balance at September 30, 2024	100,435	100	569,240	(2,482)	(521,635)	45,223
Issuance of common stock to employees	2,419	3	853	—	—	856
Tax withholding upon vesting of restricted stock units	(45)	—	(90)	—	—	(90)
Share-based compensation	—	—	2,284	—	—	2,284
Net income	—	—	—		2,537	2,537
Foreign currency translation adjustment	—	—	—	(2,919)	—	(2,919)
Balance at December 31, 2024	102,809	$103	$572,287	$(5,401)	$(519,098)	$47,891
Issuance of common stock to employees	42	—	—	—	—	—
Share-based compensation	—	—	2,745	—	—	2,745
Net loss	—	—	—	—	(1,297)	(1,297)
Foreign currency translation adjustment	—	—	—	244	—	244
Balance at March 31, 2025	102,851	$103	$575,032	$(5,157)	$(520,395)	$49,583

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at June 30, 2023	96,535	$97	$555,276	$422	$(502,136)	$53,659
Issuance of common stock to employees	192	—	—	—	—	—
Share-based compensation	—	—	2,392	—	—	2,392
Net loss	—	—	—	—	(2,969)	(2,969)
Foreign currency translation adjustment	—	—	—	(2,138)	—	(2,138)
Balance at September 30, 2023	96,727	97	557,668	(1,716)	(505,105)	50,944
Issuance of common stock to employees	2,484	2	1,358	—	—	1,360
Tax withholding upon vesting of restricted stock units	(47)	—	(117)	—	—	(117)
Share-based compensation	—	—	2,314	—	—	2,314
Net loss	—	—	—	—	(9,621)	(9,621)
Foreign currency translation adjustment	—	—	—	2,773	—	2,773
Balance at December 31, 2023	99,164	$99	$561,223	$1,057	$(514,726)	$47,653
Issuance of common stock to employees	80	—	—	—	—	—
Share-based compensation	—	—	2,735	—	—	2,735
Net loss	—	—	—	—	(6,342)	(6,342)
Foreign currency translation adjustment	—	—	—	(2,965)	—	(2,965)
Balance at March 31, 2024	99,244	$99	$563,958	$(1,908)	$(521,068)	$41,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(2,714)	$(18,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,552	4,398
Share-based compensation	7,382	7,441
Amortization of debt issuance costs	799	711
Provision (recovery) from credit losses	46	(145)
Provision for write-down of inventories	2,343	3,682
Income from equity method investment	(3,829)	(1,028)
Net deferred gross profit on sales to the JV	4,120	2,156
Provision for deferred income taxes	106	939
Changes in assets and liabilities:
Accounts receivable	14,743	1,869
Inventories	(14,607)	(22,667)
Prepaid expenses and other assets	(3,847)	4,431
Deferred cost of revenue	67	(446)
Accounts payable	(5,232)	11,979
Operating lease liabilities, net of operating lease right-of-use assets	491	(123)
Accrued compensation and accrued liabilities	(102)	(9,870)
Customer advances	(1,966)	(5,296)
Deferred revenues	10,216	(885)
Net cash provided by (used in) operating activities	12,568	(21,786)
Cash flows from investing activities
Purchases of property and equipment	(2,952)	(3,136)
Capitalized costs for software to be sold	(2,169)	—
Net cash used in investing activities	(5,121)	(3,136)
Cash flows from financing activities
Proceeds from the issuance of common stock to employees	856	1,360
Taxes paid related to net share settlement of equity awards	(90)	(117)
Paydown under Term Loan Facility	(6,000)	(4,500)
Debt issuance costs	(173)	—
Borrowings under Revolving Credit Facility	27,000	—
Repayments under Revolving Credit Facility	(20,000)	—
Net cash provided by (used in) financing activities	1,593	(3,257)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	812	(869)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,852	(29,048)
Cash, cash equivalents and restricted cash at beginning of period	70,392	91,202
Cash, cash equivalents and restricted cash at end of period	$80,244	$62,154
Supplemental non-cash disclosure:
Transfers from inventory to property and equipment, net	$2,533	$3,285
Transfers from inventory to prepaid and other assets	$1,218	$-
Lease liability to leasehold improvement	$1,251	$2,593
Other balance sheet items reclassed to property and equipment	$242	$-
Unpaid capitalized software costs to be sold at end of period	$738	$-
Unpaid purchase of property and equipment at end of period	$360	$174

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and nine months ended March 31, 2025, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on September 19, 2024.

Reclassifications

Amounts in the prior year unaudited condensed financial statements and notes to unaudited condensed consolidated financial statements have been reclassified to conform to current year presentation.

Risks and Uncertainties

The Company is subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including high interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; geopolitical concerns, such as the Russia-Ukraine and Middle East conflicts and increasing tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; changes in government administration policy positions; recent executive orders to impose new tariffs on global imports and uncertainties regarding impact, retaliations and further escalation, including against other countries; and other factors that may emerge. The Company is also continuing to navigate supply chain and inflation challenges, and adverse foreign currency exchange rate fluctuations, all of which continues to be a significant headwind that affects the Company’s results of operations.

The Company expects that the business of its customers and its own business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. In addition, ongoing supply chain challenges and logistics costs, including difficulties in obtaining a sufficient supply of component materials and increased component costs, have adversely affected the Company's gross margins and net income (loss), and the Company’s current expectations are that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through calendar year 2025. In addition, the Company expects inflation and the ongoing supply chain challenges and logistics costs to impact its cash from operations through calendar year 2025. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted net revenue since fiscal year 2024, and the Company expects this will continue to have an impact through fiscal year 2026. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity, however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time. The Company’s past results may not be indicative of its future performance, and historical trends, including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by geopolitical and macroeconomic conditions. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. The Company, however, is unable to predict with certainty the impact of geopolitical and macroeconomic conditions, including its effect on the global supply chain, inflation and foreign currency exchange rates, will have on its ability to maintain compliance with the debt covenants contained in the credit agreement (the “Credit Agreement”) related to its term loan and revolving credit facility (the "Credit Facilities"), including financial covenants regarding the consolidated fixed charge coverage ratio and consolidated senior net leverage ratio, as well as its ability to refinance its existing debt.

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

In addition, the Credit Facilities will mature on May 6, 2026 and the Company's outstanding 3.75% Convertible Senior Notes (the "Notes") will mature on June 1, 2026, both of which will need to be paid or refinanced by maturity. On the maturity date, the Company will be required to pay $50.0 million on its term loan facility, any unpaid balance on its revolving credit facility and $100.0 million on the Notes. If the Company is unable to repay or refinance the amounts outstanding under the Credit Facilities and the amounts due on the Notes by the time such amounts become current on May 6, 2025 and June 1, 2025, respectively, or if the Company does not have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms, the Company's ability to continue as a going concern may be adversely affected. If the Company is unable to refinance its debt prior to such debt becoming current, it could significantly reduce the Company’s cash as well as its ability to continue to support its business growth and to respond to business challenges, and the Company’s business and ability to continue as a going concern may be adversely affected.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the nine months ended March 31, 2025, compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Accounting Pronouncements - Adopted

In November 2023, the FASB issued ASU 2023-07 to improve reportable segment disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures to be disclosed in interim periods. The update will be effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024. The Company adopted ASU 2023-07 on July 1, 2024 and will begin to make disclosures in its Annual

Report on Form 10-K for the period ended June 30, 2025 financial statements. The Company assessed the impact of this update and expects it will not have a material impact on its consolidated financial statement disclosure requirements.

Accounting Pronouncements - Not Yet Effective

In November 2024, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) 2024-03 requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The update is effective for annual periods beginning after December 15, 2026. The Company plans to adopt ASU 2024-03 on July 1, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently assessing the impact of adopting the updated provisions.

In December 2023, the FASB issued ASU 2023-09 to improve the transparency and usefulness of income tax disclosures. The accounting standard expands disclosures to the entity’s income tax rate reconciliation table and requires cash taxes paid disaggregated by jurisdiction. These changes will be applied on a prospective basis. The update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt ASU 2023-09 on July 1, 2025. The ASU requires retrospective application to all prior periods presented in the financial statements. The Company is currently assessing the timing and impact of adopting the updated provisions.

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

Changes in the contract assets and liabilities are as follows (dollars in thousands):

			Change
	March 31, 2025	June 30, 2024	$	%
Contract Assets:
Unbilled accounts receivable – current (1)	$11,298	$19,131	(7,833)	(41%)
Interest receivable – current (2)	293	305	(12)	(4%)
Long-term accounts receivable (3)	3,338	2,859	479	17%
Interest receivable – non-current (3)	207	432	(225)	(52%)
Contract Liabilities:
Customer advances	12,194	13,988	(1,794)	(13%)
Deferred revenue – current	81,753	71,649	10,104	14%
Deferred revenue – non-current	25,591	24,114	1,477	6%

(1)
Included in accounts receivable on the unaudited condensed consolidated balance sheets.
(2)
Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
(3)
Included in other assets on the unaudited condensed consolidated balance sheets.

During the nine months ended March 31, 2025, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. During the nine months ended March 31, 2025, contract liabilities changed due to changes in the timing of revenue recognition as a result of changes in shipping timing, modifications to the transaction price, reduced customer deposits for system sales, and for which the warranty was deferred.

During the three and nine months ended March 31, 2025, the Company recognized revenue of $12.3 million and $56.4 million, which was included in the deferred revenue balances as of June 30, 2024. During the three and nine months ended March 31, 2024, the Company recognized revenue of $14.1 million and $65.3 million, which was included in the deferred revenue balances as of June 30, 2023.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of March 31, 2025, total remaining performance obligations amounted to $886.1 million. Of this total amount, $60.0 million related to long-term warranty and non-cancellable post-warranty services, which is the estimated revenue expected to be recognized over the remaining service period and warranty period for systems that have been delivered (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's remaining performance obligations related to long-term warranty and non-cancellable post-warranty services as of March 31, 2025 (in thousands):

	Fiscal years of revenue recognition
	2025	2026	2027	Thereafter
Long-term warranty and non-cancellable post-warranty services	$7,115	$28,178	$18,433	$6,259

For the remaining $826.1 million of performance obligations (i.e., open systems sales, upgrades, training and other miscellaneous items), the Company estimates 27% to 35% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. The Company anticipates a portion of its open contracts may never result in revenue recognition primarily due to the long sales cycle and factors outside of its control, including changes to its customers' needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. Based on historical experience and management's best estimate, approximately 26% of the Company’s $780.5 million open system sales contracts as of March 31, 2025 may never result in revenue.

Capitalized Contract Costs

As of March 31, 2025 and June 30, 2024, the balance of capitalized costs to obtain a contract was $7.3 million and $9.6 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the unaudited condensed consolidated balance sheets.

Expenses related to capitalized costs to obtain a contract consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Amortization of capitalized contract costs	$869	$1,297	$2,489	$2,940
Impairment loss on capitalized costs	120	34	301	110

Note 3. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s balance sheets. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, are included in other assets on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of a customer at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new orders and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non‑payment. The Company performs an assessment each quarter of the allowance for credit losses related to its financing receivables.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	March 31, 2025	June 30, 2024
Financing receivables	$3,388	$2,871
Allowance for credit losses	—	—
Total, net	$3,388	$2,871
Reported as:
Current	$1,039	$1,340
Non-current	2,349	1,531
Total, net	$3,388	$2,871

Inventories, net

Inventories consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Raw materials	$53,849	$57,699
Work-in-process	14,333	13,629
Finished goods	78,263	66,996
Inventories, net	$146,445	$138,324

The Company's inventories on the unaudited condensed consolidated balance sheets are net of reserves.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Value added tax receivables	$9,428	$4,026
Prepaid commissions	4,853	5,288
Capitalized contract costs	1,875	1,876
Income tax receivable	1,363	368
Dividend receivable from JV	—	2,460
Other prepaid assets	6,855	5,018
Other current assets	4,829	3,970
Total prepaid and other current assets	$29,203	$23,006

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Machinery and equipment	$47,930	$45,539
Leasehold improvements	31,956	30,994
Software	11,333	11,308
Computer and office equipment	6,534	6,347
Furniture and fixtures	1,966	1,719
Construction in progress	3,992	2,550
	103,711	98,457
Less: Accumulated depreciation	(76,630)	(73,683)
Property and equipment, net	$27,081	$24,774

Depreciation expense related to property and equipment was $1.5 million and $4.5 million during the three and nine months ended March 31, 2025, and $1.6 million and $4.3 million during the three and nine months ended March 31, 2024, respectively.

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Balance at the beginning of the period	$57,672	$57,681
Currency translation	48	(9)
Balance at the end of the period	$57,720	$57,672

The Company performed its annual goodwill impairment test in the quarter ended December 31, 2024, and determined that there was no impairment to goodwill. The Company did not identify any triggering events that would indicate a potential impairment of its goodwill as of March 31, 2025. The Company will continue to monitor its recorded goodwill for indicators of impairment every fiscal quarter.

Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Capitalized contract costs	$5,397	$7,768
Long-term accounts receivable	3,338	2,859
Capitalized software costs	8,650	4,683
Purchased intangible assets, net	26	59
Deferred tax asset	690	659
Other long-term assets	3,217	1,981
Total other assets	21,318	18,009

There was no amortization expense or amounts written down to net realizable value for the capitalized software costs to be sold during the three and nine months ended March 31, 2025 and 2024. The Company did not identify any triggering events that would indicate a potential impairment of its definite-lived intangible and long-lived assets as of March 31, 2025.

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Value added tax liabilities	$12,928	$5,048
Commissions due to third parties	1,325	5,202
Refunds due to customers	4,355	6,079
Accrued royalties	3,136	2,939
Accrued consulting	1,674	1,238
Interest payable	1,374	485
Income tax payable	1,250	1,206
Other liabilities	8,901	6,311
Total other accrued liabilities	$34,943	$28,508

Treasury Stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of March 31, 2025, and June 30, 2024, the Company had 3.1 million shares of treasury stock valued at $14.1 million. Treasury stock is included in Additional paid-in capital on the unaudited condensed consolidated balance sheets.

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

The components of accumulated other comprehensive loss in the stockholders' equity section of the Company’s unaudited condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2025	June 30, 2024
Cumulative foreign currency translation adjustment	$(5,712)	$(4,777)
Defined benefit pension obligation	555	555
Accumulated other comprehensive loss	$(5,157)	$(4,222)

Statements of Operations

Other income (expense), net, consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Interest income	$322	$303	$903	$956
Foreign currency exchange gain (loss)	(1,033)	864	1,318	(1,370)
Costs for hedging activities	(630)	(647)	(1,826)	(1,335)
Other, net	47	4	(38)	84
Total other income (expense), net	$(1,294)	$524	$357	$(1,665)

Note 4. Leases

The Company has operating leases for corporate offices and warehouse facilities worldwide. Additionally, the Company leases cars and copy machines that are considered operating leases. Some of the Company’s leases are non-cancellable operating lease agreements with various expiration dates through August 2035. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore, are not factored into the determination of lease payments.

The following table provides information related to the Company’s operating leases (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Operating lease costs (1)	$2,201	$2,039	$6,620	$7,049
Short-term operating lease costs	90	98	210	231
Cash paid for amounts included in the measurement of lease liabilities	1,860	1,987	5,952	7,012

(1)
Excludes expenses related to short-term lease operating costs.

Operating lease right-of-use assets and operating lease liabilities consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Operating lease right-of-use assets
Balance at the beginning of period	$33,773	$25,853
Lease assets added	5,140	14,389
Amortization for the period	(4,890)	(6,469)
Balance at the end of period	$34,023	$33,773

Operating lease liabilities
Balance at the beginning of period	$38,591	$27,753
Lease liabilities added	6,237	16,775
Repayment and interest accretion	(4,243)	(5,937)
Balance at the end of period	$40,585	$38,591

Current portion of operating lease liabilities	$7,233	$6,218
Non-current portion of operating lease liabilities	33,352	32,373

Maturities of operating lease liabilities as of March 31, 2025, are presented in the table below (dollars in thousands):

Amount
2025 (remaining three months)	$824
2026	8,235
2027	8,317
2028	7,171
2029	5,299
Thereafter	29,269
Total operating lease payments	59,115
Less: imputed interest	(18,530)
Present value of operating lease liabilities	$40,585

The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	March 31, 2025	June 30, 2024
Weighted average remaining lease term (in years)	7.9	8.2
Weighted average discount rate	10.5%	10.4%

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

The notional amount of the Company's outstanding forward currency exchange contracts consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Swiss Franc	$35,073	$59,392
Japanese Yen	13,196	7,762
Euro	22,647	2,755
Indian Rupee	14,364	8,916
Chinese Yuan	9,417	5,156
Korean Won	2,498	1,735
Canadian Dollar	2,107	1,510
British Pound	17,144	730
Total outstanding forward currency exchange contracts	$116,446	$87,956

Gains and losses on the Company's foreign currency forward contracts are recorded in other income (expense), net, on the Company's unaudited condensed consolidated statements of operations. The following table provides information about the gain or loss associated with the Company’s derivative financial instruments not designated as hedging instruments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Foreign currency exchange loss on forward contracts	$(858)	$(1,577)	$(40)	$(1,436)

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

Assets and Liabilities That Are Measured at Fair Value

As of March 31, 2025, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated or notional value of $116.4 million. The fair value of the underlying currency, based upon the March 31, 2025, exchange rate, was $116.5 million, which it considers to be a Level 2 fair value measurement.

As of June 30, 2024, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated or notional value of $88.0 million. The fair value of the underlying currency, based upon the June 30, 2024,exchange rate, was $87.7 million, which it considers to be a Level 2 fair value measurement.

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

The table below summarizes the carrying value and estimated fair value of the 3.75% Convertible Senior Notes due June 1, 2026, Term Loan Facility, and the Revolving Credit Facility (in thousands):

	March 31, 2025		June 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes due June 1, 2026	$99,247	$92,099	$98,782	$85,762
Term Loan Facility	57,536	57,536	63,374	63,374
Revolving Credit Facility	17,000	17,000	10,000	10,000
Total	$173,783	$166,635	$172,156	$159,136

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2025.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers, agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third-party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2025.

Guarantees

As of March 31, 2025, and June 30, 2024, the Company had various bank guarantees totaling $1.3 million and $1.1 million, respectively, primarily related to bidding processes with customers.

Royalty Agreement

The Company enters into software license agreements with third parties that require royalty payments for each license used. In connection with such agreements, the Company records royalty costs in cost of revenue or deferred cost of revenue. The Company had approximately $3.1 million and $2.9 million in accrued royalty payments as of March 31, 2025, and June 30, 2024, respectively, related to royalty agreements. The following table provides information about the Company’s royalty expense and royalty payments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Royalty expense	$528	$394	$1,323	$1,331
Royalty payments	367	546	1,126	$1,362

Note 8. Debt

The Company's outstanding debt as of March 31, 2025, and June 30, 2024, is as follows (in thousands):

	March 31, 2025			June 30, 2024
	Principal Amount	Unamortized Debt Costs	Net Carrying Amount	Principal Amount	Unamortized Debt Costs	Net Carrying Amount
3.75% Convertible Senior Notes due June 1, 2026	$100,000	$(753)	$99,247	$100,000	$(1,218)	$98,782
Term Loan Facility	58,000	(464)	57,536	64,000	(626)	63,374
Revolving Credit Facility	17,000	—	17,000	10,000	—	10,000
Total debt	$175,000	$(1,217)	$173,783	$174,000	$(1,844)	$172,156
Reported as:
Short-term debt			$7,574			$7,756
Long-term debt			166,209			164,400
Total debt			$173,783			$172,156

3.75% Convertible Senior Notes due June 1, 2026

In May 2021, the Company issued $100.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due June 1, 2026 (the “3.75% Convertible Notes due June 2026”) under an indenture agreement between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. As of March 31, 2025, the if-converted value of its 3.75% Convertible Notes due June 2026 did not exceed the outstanding principal amount.

Credit Facilities

The Company has a $40.0 million revolving credit facility (the “Revolving Credit Facility”) and a five-year $80.0 million term loan (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Company’s Credit Facilities will mature on May 6, 2026. On the maturity date, the Company will be required to pay $50.0 million on its Term Loan Facility and any outstanding balance on its Revolving Credit Facility.

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

A summary of interest expense on the 3.75% Convertible Senior Notes due June 1, 2026, the Revolving Credit Facility, and the Term Loan Facility is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Interest expense related to contractual interest coupon	$2,390	$2,623	$7,510	$7,945
Interest expense related to amortization of debt issuance costs	270	236	799	711
Total	$2,660	$2,859	$8,309	$8,656

Note 9. Stock Incentive Plan and Employee Stock Purchase Plan

The following table presents details of share-based compensation expenses, by functional line item, noted within the Company's operating expenses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Cost of revenue - products	$52	$243	$455	$708
Cost of revenue - services	186	179	526	340
Research and development	413	413	1,138	1,094
Selling and marketing	633	556	1,556	1,401
General and administrative	1,461	1,344	3,707	3,898
Total share-based compensation	$2,745	$2,735	$7,382	$7,441

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(1,297)	$(6,342)	$(2,714)	$(18,932)
Denominator:
Weighted average shares outstanding - basic and diluted	102,825	99,197	101,462	97,838
Basic and diluted net loss per share	$(0.01)	$(0.06)	$(0.03)	$(0.19)
Anti-dilutive share-based awards, excluded	12,812	14,514	12,812	14,514

The potentially dilutive shares of the Company’s common stock are excluded from the computation of diluted net income (loss) per share when their effect would have been anti‑dilutive. Additionally, the outstanding 3.75% Convertible Notes due June 2026 are included in the calculation of diluted net income (loss) per share only if their inclusion is dilutive for periods during which the 3.75% Convertible Notes due June 2026 were outstanding. The shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes due June 2026 as of three and nine months ended March 31, 2025 and 2024 totaled approximately 17.1 million shares and were not included in the basic and diluted net income (loss) per common share as the effect of adding the shares were anti-dilutive.

Note 11. Segment Information

The Company has one operating and reporting segment (oncology systems group), which develops, manufactures and markets proprietary medical devices used in radiation therapy for the treatment of cancer patients. The Company’s Chief Executive Officer is its Chief Operating Decision Maker for the purposes of making operating decisions. The Company does not assess the performance of its individual product lines on measures of profit or loss, or asset-based metrics, therefore, the information below is presented only for total net revenues and long-lived assets by geographic regions.

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

The following summarizes net revenue by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Americas	$20,422	$21,270	$58,427	$65,569
EIMEA	40,498	37,858	105,316	121,191
China	23,927	19,125	93,877	68,715
Japan	13,372	15,200	38,220	38,440
Asia Pacific	15,024	7,679	35,122	18,347
Total	$113,243	$101,132	$330,962	$312,262

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived assets, which consists of property, plant and equipment, net, and operating lease right-of-use assets are as follows (in thousands):

	March 31,	June 30,
	2025	2024
Americas	$49,711	$46,570
EIMEA	8,321	9,327
China	1,506	1,211
Japan	1,034	1,304
Asia Pacific	532	135
Total	$61,104	$58,547

The long-lived assets in the Americas region are located in the United States as of March 31, 2025, and June 30, 2024.

Note 12. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. As of March 31, 2025, the Company owned a 49% interest in the JV, which is reported as an investment in joint venture on the Company’s unaudited condensed consolidated balance sheets.

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

The following table shows the reconciliation between the carrying value of the Company's investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	March 31, 2025	June 30, 2024
Carrying value of investment in joint venture	$9,284	$9,826
Deferred intra-entity gross profit (1)	13,956	9,835
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$18,520	$14,941

(1)
As of March 31, 2025, $5.3 million of the deferred intra-entity gross profit balance was related to the Tomo C radiation therapy system as compared to $4.2 million as of June 30, 2024.

As of March 31, 2025, the Company’s carrying value of the investment in the JV was decreased for the Company's proportional share of the JV's currency translation adjustment by $0.9 million. As of June 30, 2024, the Company’s carrying value of the investment in the JV was decreased for the Company's proportional share of the JV's currency translation adjustment by $0.6 million. In June 2024, the JV declared a $2.5 million dividend to the Company which was paid in July 2024.

Summarized financial information of the JV is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Statement of Operations Data:	2024	2023	2024	2023
Revenue	$90,882	$45,173	$146,298	$99,485
Gross profit	13,309	7,401	24,750	16,014
Net income	4,687	2,091	7,812	2,098
Net income attributable to the Company	2,297	1,024	3,829	1,028

Summarized Balance Sheet Data:	As of December 31, 2024	As of December 31, 2023
Assets
Current assets	$143,010	$107,893
Non-current assets	16,003	13,417
Total assets	$159,013	$121,310
Liabilities and Stockholders' Equity
Current liabilities	$119,698	$86,554
Non-current liabilities	1,409	134
Stockholders' equity	37,906	34,622
Total liabilities and stockholders' equity	$159,013	$121,310

The following table shows the activity of the Company’s net revenue recognized from intra-entity gross profit from sales (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Deferred intra-entity gross profit recognized on sales to the JV	$501	$662	$14,960	$6,975
Deferred intra-entity gross profit on sales to the JV	(5,515)	(3,112)	(19,080)	(9,131)
Net deferred gross profit on sales to the JV (1)	$(5,014)	$(2,450)	$(4,120)	$(2,156)

(1)
Profit earned by the Company from the JV is eliminated through cost of goods sold until it is realized; such profits would generally be considered realized when the inventory has been sold through to third parties. During the three and nine months ended March 31, 2025, the Company deferred $2.4 million and $1.1 million, respectively, of gross profit on sales to the JV that were related to the Tomo C radiation therapy system as compared to $0.3 million recognized gross profit during the three months ended March 31, 2024 and $2.0 million deferred gross profit during the nine months ended March 31, 2024 on sales to the JV that were related to the Tomo C radiation therapy system.

Note 13. Income Tax

The following summarizes the provision for income taxes (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Provision for income taxes	$457	$444	$1,777	$3,254

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company's income tax expense during three and nine months ended March 31, 2025 and 2024, was primarily related to foreign taxes.

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

There is no material impact on the Company’s unaudited condensed consolidated financial statements for fiscal year 2025 relating to the change in U.S. tax law that requires capitalization and amortization of research and experimental expenditures incurred after July 1, 2022, which has been fully offset by pre-2018 net operating loss carryforwards. The Company will continue to evaluate the impact of this tax law change in future periods.

As of March 31, 2025, the Company’s gross unrecognized tax benefits were $22.0 million, of which $21.6 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Interest and penalties accrued on unrecognized tax benefits are recorded as a component of income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2025, and results of operations for the three and nine months ended March 31, 2025 and 2024 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our expectations regarding backlog, age-ins and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; expectations regarding our strategy in China and our China joint venture as well as its expected impact on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the global macroeconomic conditions, such as the COVID-19 pandemic on our financial results and business as well as the business of our customers and suppliers; expectations regarding the impact of changes in government administration policy positions; expectations regarding delays in deliveries and installations and its impact on our business; expectations regarding inflation, supply chain challenges and heightened logistics costs and its impact on our business, including gross margins and net income (loss); expectations regarding revenue from the Americas region; expectations regarding the timing of deliveries and revenue conversion; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; expectations related to our convertible notes and credit facility; expectations related to our leases; the amount of unrecognized tax amounts; the sufficiency of our cash, cash equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Our innovative technologies, the CyberKnife® and TomoTherapy® platforms, including the Radixact® System, our next generation TomoTherapy platform, are designed to deliver advanced treatments, including stereotactic radiosurgery (“SRS”), stereotactic body radiation therapy (“SBRT”), intensity modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), and adaptive radiation therapy (“ART”). The CyberKnife and TomoTherapy platforms have complementary clinical applications with the same goal: to empower our customers to deliver the most precise and accurate treatments while still minimizing dose to healthy tissue, helping to reduce the risk of side effects that may impact patients’ quality of life. Each of these systems serves patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities. The CyberKnife platform is also used by neurosurgeons specializing in radiosurgery to treat patients with tumors in the brain and spine, and neurologic and/or endocrine disorders. In addition to these products, we also provide services which include post-contract customer support (warranty period services and post-warranty services), installation services, training, and other professional services.

Current Economic Conditions

We are subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including high interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; geopolitical concerns, such as the Russian-Ukraine and the Middle East conflicts and increasing tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; changes in government administration policy positions; recent executive orders to impose new tariffs on global imports and uncertainties regarding impact, retaliations and further escalation, including against other countries; as well as other factors that may emerge. In particular, we are continuing to navigate supply chain and inflation challenges and adverse foreign currency exchange rate fluctuations, all of which continues to have a negative impact on our results of operations.

We expect that our customers’ business and our business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. Inflation and the ongoing supply chain challenges and logistics costs have materially affected our gross margins and net income (loss), and we expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through calendar year 2025. In addition, the Company expects inflation and the ongoing supply chain challenges and logistics costs to impact its cash from operations through calendar year 2025. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time.

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

Additionally, in light of the uncertainty surrounding tariffs imposed by the United States and China and trade relations between the two countries, we expect the volume of product sales in China to decrease and costs associated with tariffs to increase.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Gross orders	$71,167	$89,086	$203,294	$246,676
Age-ins	4,708	-	20,550	13,572
Age-outs	(30,903)	(25,837)	(84,271)	(97,196)
Cancellations	-	-	(5,142)	(8,841)
Currency impacts and other	1,684	(2,454)	(2,480)	(7,070)
Net orders	$46,656	$60,795	$131,951	$147,141
Order backlog at the end of the period	$452,392	$503,220	$452,392	$503,220

Gross Orders and Book to Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period, adjusted for any revisions to existing orders during the period.

Gross orders decreased by $17.9 million and $43.4 million during the three and nine months ended March 31, 2025, respectively, as compared to the same periods in the prior fiscal year. CyberKnife System gross orders and upgrades decreased by $21.9 and $48.5 million during the three and nine months ended March 31, 2025, respectively, as compared to the same periods in the prior fiscal year, partially offset by an increase to TomoTherapy System gross orders and upgrades of $4.0 million and $5.1 million, during the three and nine months ended March 31, 2025, respectively, as compared to the same periods in the prior fiscal year. Gross orders primarily decreased in the EIMEA region, the Americas region and Japan during the three months ended March 31, 2025, as compared to the same period in the prior fiscal year. Gross orders primarily decreased in the Americas region and Japan during the nine months ended March 31, 2025, as compared to the same period in the prior fiscal year.

Our book-to-bill ratio is defined as gross orders for the period divided by product revenue for the period. Our book-to-bill ratio was 1.2 for both the three and nine months ended March 31, 2025, respectively, as compared to 1.8 and 1.6 during the three and nine months ended March 31, 2024, respectively. A book-to-bill ratio greater than 1.2 generally indicates strong demand for our products. This metric allows management to monitor our business development efforts to ensure we grow our backlog and our business over time.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs net of age-ins, foreign currency impacts and other adjustments during the period. Net orders decreased by $14.1 million and $15.2 million, respectively, during the three and nine months ended March 31, 2025, respectively, as compared to the same periods in the prior fiscal year, primarily due to a decrease in gross orders and an increase in age-outs, partially offset by an increase in age-ins and favorable foreign currency impacts.

Results of Operations — Three and nine months ended March 31, 2025 and 2024

Net revenue

Net revenue by sales classification is as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	Percent Change	2025	2024	Percent Change
Products (a)	$57,320	$49,603	16%	$166,878	$154,491	8%
Services (b)	55,923	51,529	9%	164,084	157,771	4%
Net revenue	$113,243	$101,132	12%	$330,962	$312,262	6%
Products revenue as a percentage of net revenue	51%	49%		50%	49%
Service revenue as a percentage of net revenue	49%	51%		50%	51%

(a)
Includes sales of products to the joint venture, an equity method investment, of $17,967 and $76,333 during the three and nine months ended March 31, 2025, and $15,662 and $55,504 during the three and nine months ended March 31, 2024, respectively. See Note 12.
(b)
Includes sales of services to the joint venture, an equity method investment, of $5,351 and $14,588 during the three and nine months ended March 31, 2025, and $3,982 and $10,970 during the three and nine months ended March 31, 2024, respectively. See Note 12.

Products net revenue increased $7.7 million and $12.4 million during the three and nine months ended March 31, 2025, respectively, as compared to the same periods in the prior fiscal year. The increase in products net revenue during the three months ended March 31, 2025, was mostly driven by a higher volume of shipments of our TomoTherapy Systems. The increase in products net revenue during the nine months ended was primarily due to a higher volume of shipments of both our TomoTherapy Systems and CyberKnife Systems.

Services net revenue increased $4.4 million and $6.3 million during the three and nine months ended March 31, 2025, respectively, as compared to the same periods in the prior fiscal year, primarily due to an increase in the sale of spare parts and higher contract revenues as a result of an increase in our installed base.

Net revenue by geographic region, based on the shipping location of our customers, is as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	Percent Change	2025	2024	Percent Change
Americas	$20,422	$21,270	(4)%	$58,427	$65,569	(11)%
EIMEA	40,498	37,858	7%	105,316	121,191	(13)%
China	23,927	19,125	25%	93,877	68,715	37%
Japan	13,372	15,200	(12)%	38,220	38,440	(1)%
Asia Pacific	15,024	7,679	96%	35,122	18,347	91%
Net revenue	$113,243	$101,132	12%	$330,962	$312,262	6%

Net revenue increased $12.1 million during the three months ended March 31, 2025, as compared to the same period in the prior fiscal year, primarily due to a higher volume of shipments to the APAC and China regions, and increases in service revenue from the EIMEA and China regions, partially offset by a decrease in the volume of shipments to Japan. Net revenue increased $18.7 million during the nine months ended March 31, 2025 as compared to the same period in the prior fiscal year, primarily due to a higher volume of shipments to the China and the APAC regions and an increase in service revenue from the EIMEA and China regions, partially offset by a lower volume of shipments to the EIMEA and Americas regions. Additionally, revenues from the Americas region are being negatively impacted by reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines which we expect will continue to have an impact on net revenue through fiscal year 2026.

Gross Profit

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	Percent Change	2025	2024	Percent Change
Gross profit	$31,627	$29,074	9%	$107,988	$104,469	3%
Total gross profit as a percentage of net revenue	27.9%	28.7%		32.6%	33.5%

Gross profit increased by $2.6 million and $3.5 million during the three and nine months ended March 31, 2025, respectively, as compared to the same periods in the prior fiscal year. The increase in gross profit during the three and nine months ended March 31, 2025 was primarily due to an increase in net revenues, partially offset by a $2.6 million and $2.0 million increase in net deferred gross profit on sales to the JV during the three and nine months ended March 31, 2025, respectively.

Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	Percent Change	2025	2024	Percent Change
Research and development	$10,712	$10,909	(2)%	$36,472	$40,203	(9)%
Selling and marketing	9,110	10,318	(12)%	31,906	31,923	(0)%
General and administrative	10,758	12,409	(13)%	36,005	38,656	(7)%
Total operating expenses	$30,580	$33,636	(9)%	$104,383	$110,782	(6)%
Research and development as a percentage of net revenue	9%	11%		11%	13%
Selling and marketing as a percentage of net revenue	8%	10%		10%	10%
General and administrative as a percentage of net revenue	9%	12%		11%	12%
Total operating expenses as a percentage of net revenue	27%	33%		32%	35%

Research and development expenses decreased by $0.2 million during the three months ended March 31, 2025, as compared to the same period in the prior fiscal year. Research and development expenses decreased by $3.7 million during the nine months ended March 31, 2025, as compared to the same period in the prior fiscal year, primarily due to lower compensation and benefits, severance costs in fiscal year 2024 for the restructuring initiative in the second quarter of fiscal year 2024 and the capitalization of internal labor for software development to be sold, partially offset by higher spending for research and development projects and an increase in facility and information system costs.

Selling and marketing expenses decreased by $1.2 million during the three months ended March 31, 2025, as compared to the same period in the prior fiscal year was primarily due to lower compensation and benefits. Selling and marketing expenses were flat during the nine months ended March 31, 2025, as compared to the same period in the prior fiscal year.

General and administrative expenses decreased by $1.7 million during the three months ended March 31, 2025, as compared to the same period in the prior fiscal year primarily due to a decrease in consulting costs in the current period due to the completion of the implementation of our ERP system in fiscal year 2024 and an overall focus on disciplined expense management. General and administrative expenses decreased by $2.7 million during the nine months ended March 31, 2025, as compared to the same period in the prior fiscal year, primarily due to a decrease in consulting costs due to the completion of the implementation of our ERP system in fiscal year 2024 and a decrease in facility costs, partially offset by an increase in compensation and benefits.

Income from equity method investment, net

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	Percent Change	2025	2024	Percent Change
Income from equity method investment, net	$2,297	$1,024	124%	$3,829	$1,028	272%

Income from equity method investment, which relates to our JV, increased by $1.3 million and $2.8 million during the three and nine months ended March 31, 2025, respectively, as compared to the same periods in the prior fiscal year, primarily due to a higher volume of shipments of system units by the JV and higher service revenue due to the increase in installed base in China.

Interest Expense

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	Percent Change	2025	2024	Percent Change
Interest expense	$(2,890)	$(2,884)	0%	(8,728)	(8,728)	0%

Interest expense remained flat during the three and nine months ended March 31, 2025, as compared to the same period in the prior fiscal year, primarily due to lower average interest rates mostly offset by higher average outstanding balances on our revolving credit facility in fiscal year 2025.

Other Income (Expense), net

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	Percent Change	2025	2024	Percent Change
Interest income	$322	$303	6%	903	956	(6)%
Foreign currency exchange gain (loss)	(1,033)	864	(220)%	1,318	(1,370)	(196)%
Costs for hedging activities	(630)	(647)	(3)%	(1,826)	(1,335)	37%
Other, net	47	4	1075%	(38)	84	(145)%
Total other income (expense), net	$(1,294)	$524	(347)%	$357	$(1,665)	(121)%

Other expense increased during the three months ended March 31, 2025, as compared to the same period in the prior fiscal year, primarily due to unfavorable changes in the fair value of foreign currency forward contracts. Other income increased during the nine months ended March 31, 2025, as compared to the same period in the prior fiscal year, primarily due to favorable changes in the fair value of foreign currency forward contracts, partially offset by increased costs for hedging activities.

Provision for Income Taxes

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	Percent Change	2025	2024	Percent Change
Provision for income taxes	$457	$444	3%	$1,777	$3,254	(45)%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. The provision for income taxes was flat during the three months ended March 31, 2025 as compared to the same period in the prior fiscal year. The provision for income taxes decreased $1.5 million during the nine months ended March 31, 2025, as compared to the same period in the prior fiscal year, primarily due to an additional expense in the prior year period relating to higher deferred tax liability on unremitted foreign earnings.

Liquidity and Capital Resources

At March 31, 2025, we had $77.8 million in cash and cash equivalents. Cash from operations could be affected by various risks and uncertainties, including, declines in our revenue, particularly without a corresponding decrease in our expenses, the timing of payments from our customers and our expenditures, as well as but not limited to, macroeconomic conditions, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations, and the risks included in Part I, Item 1A titled “Risk Factors.” In particular, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through calendar year 2025. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted net revenue since fiscal year 2024, and we expect that this will continue to have an impact through fiscal year 2026. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by macroeconomic conditions.

Our liquidity and cash flows have been and could continue to be materially impacted by factors other than our cash from operations and factors that are not in our control, such as current macroeconomic factors, including facility closures, supply chain disruptions, inflation, foreign currency exchange rate fluctuations, increased volatility in the financial markets, uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program, changes in government administration policy positions, recent executive orders to impose new tariffs on global imports and uncertainties regarding impact, retaliations and further escalation, including against other countries, and tightening of credit markets which could impact debt availability. These factors have and could continue to negatively impact our business operations and cash flows for the foreseeable future, including reductions in revenue, decreases in gross margin and delays in payments from customers, as well as declines or delays in the conversion of backlog to revenue. Certain of our revenue may not be collectible to the extent our customers suffer financial difficulty. There remain uncertainties as to how the current macroeconomic environment will impact our business, results of operations, access to sources of liquidity and financial condition in the future. As a result, we are unable to predict with certainty the impacts of these factors on our ability to maintain compliance with the financial covenants contained in the credit and security agreements related to our credit facilities or our ability to refinance our existing debt.

In May 2021, we issued $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 (the 'Notes") under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. Concurrently, with the issuance of the Notes, in May 2021, we entered into a senior secured credit agreement with Silicon Valley Bank, individually as a lender and agent, and the other lenders (the “Credit Agreement”), which provides for a five-year $80 million term loan facility (the “Term Loan Facility”) and a $40 million revolving credit facility (the “Revolving Credit Facility”). As of March 31, 2025, we had an outstanding balance under the Term Loan Facility of $58.0 million and Revolving Credit Facility of $17.0 million. Refer to Note 8. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan Facility, the Revolving Credit Facility and our Convertible Notes outstanding as of March 31, 2025.

In addition, our Credit Facilities will mature on May 6, 2026, and our Notes mature on June 1, 2026, both of which will need to be paid or refinanced by maturity. On the maturity date, we will be required to pay $50.0 million on the Term Loan Facility, any unpaid balance on the Revolving Credit Facility and $100.0 million on the Notes. If we are unable to repay or refinance the amounts outstanding under the Credit Facilities and the amounts due on the Notes by the time such amounts become current on May 6, 2025 and June 1, 2025, respectively, or we do not have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms, our ability to continue as a going concern may be adversely affected, as more fully described the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q under the risk factor entitled “If we are unable to refinance our debt, specifically our Credit Facilities and our Notes, in a timely manner, or at all, we may not be able to generate enough cash flow to meet our debt obligations and, our ability to continue as a going concern may be adversely affected.” If we are unable to refinance our debt prior to such debt becoming current, it could significantly reduce our cash as well as our ability to continue to support our business growth and to respond to business challenges and, our business and ability to continue as a going concern may be adversely affected.

Additionally, the undistributed earnings of our foreign subsidiaries as of March 31, 2025, for all countries except Japan, France, Switzerland and the United Kingdom are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of our foreign earnings could be subject to income taxes. As of March 31, 2025, we had $11.5 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there will be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated.

Our cash flows for the nine months ended March 31, 2025 and 2024 are summarized as follows (in thousands):

	Nine Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$12,568	$(21,786)
Net cash used in investing activities	(5,121)	(3,136)
Net cash provided by (used in) financing activities	1,593	(3,257)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	812	(869)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,852	$(29,048)

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended March 31, 2025, was due to $15.5 million from non-cash items offset by a net loss of $2.7 million and a $0.2 million decrease from the net changes of assets and liabilities.

•
Non-cash items primarily consisted of $7.4 million of share-based compensation expense, $4.6 million of depreciation and amortization expense, $4.1 million in deferred gross profit on sales to the JV and $2.3 million for the provision for write-down of inventories, partially offset by $3.8 million in income from equity investment.

•
The major contributors to the decrease from the net changes of assets and liabilities during the nine months ended March 31, 2025 were as follows: a $14.6 million increase in inventories that was primarily due to increased purchases of materials to meet expected demand; $5.2 million decrease in accounts payable that was primarily due to the timing of payments and a $3.8 million increase in prepaid and other assets, partially offset by a $14.7 million decrease in accounts receivable due to increased collections, and a $10.2 million increase in deferred revenue.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.1 million during the nine months ended March 31, 2025, due to spending $2.9 million for the purchase of property and equipment and $2.2 million in costs for capitalized investments for software to be sold.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.6 million during the nine months ended March 31, 2025, was due to $7.0 million in net borrowings on our Revolving Credit Facility, partially offset by the scheduled payments of $6.0 million for the principal amount outstanding on our Term Loan Facility.

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
•
Our ability to refinance our current indebtedness in a timely manner, and servicing and maturity of our current and future indebtedness, including interest rates;
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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the nine months ended March 31, 2025 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2024.

Inflation

We experienced rising costs for certain materials, including increased logistics and duties costs that adversely affected our gross margins and net income (loss), and had a material effect on our business, financial condition and results of operations for fiscal years 2023 and 2024. We expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistics expenses in calendar year 2025 as we are unable to pass all of these increased costs to our customers. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through calendar year 2025. Continued pressure from inflationary factors, such as further increases in the cost of materials for our products, cost of labor, interest rates, overhead costs, logistics and duties costs could further exacerbate these effects and harm our business, operating results, and financial condition.

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

During the nine months ended March 31, 2025, there were no material changes to the critical accounting policies and estimates, previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K filed with the SEC on September 19, 2024.

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

During the three and nine months ended March 31, 2025 and 2024, one customer represented 10% or more of total net revenue. As of March 31, 2025, and June 30, 2024, we had one customer that accounted for 10% or more of our total accounts receivable, net.

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

We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. We have developed a foreign exchange risk management policy to mitigate foreign currency exchange rate fluctuation risk. As of March 31, 2025, we had entered into foreign currency forward contracts to purchase or sell foreign currencies with a stated or notional value of approximately $116.4 million. These foreign currency forward contracts do not qualify for hedge accounting treatment and all changes in fair value are reported in earnings as part of other income (expense), net. We have not entered into any other types of derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk including, but not limited to the Credit Facilities and Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and the Secured Overnight Financing Rate (“SOFR”). As of March 31, 2025, our borrowings under the Term Loan Facility totaling $58.0 million and Revolving Credit Facility totaling $17.0 million, are both subject to a 90-day SOFR (subject to a 0.50% floor) plus a margin between 2.50% and 3.25% as determined by the Consolidated Senior Net Leverage Ratio as defined in the credit agreement governing the Credit Facilities. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by a 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 8. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligation.

Equity Price Risk

On May 13, 2021, we issued approximately $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2026. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 170.5611 shares of common stock per $1,000 principal amount of the 3.75% Convertible Senior Notes due June 1, 2026, which is equivalent to a conversion price of approximately $5.86 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.86 upon conversion of the 3.75% Convertible Senior Notes due June 1, 2026. For every $1 that the share price of our common stock exceeds $5.86, we expect to issue an additional $17.1 million in cash or shares of our common stock, or a combination thereof, if all of the 3.75% Convertible Senior Notes due June 1, 2026, are converted.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at a reasonable assurance level in ensuring (i) that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Previously Disclosed Material Weaknesses

As noted in our 2024 Annual Report on Form 10-K (the “2024 Annual Report”), management identified a material weakness within our system of internal control over financial reporting due to our SAP S/4HANA ERP system not being designed for and not maintaining effective controls to ensure that all manual journal entries consistently enforced segregation of duties in the approval process prior to being posted to the general ledger system. Remediation of this material weakness was completed during the three months ended December 31, 2024, and included establishing new controls and procedures to ensure segregation of duties is maintained between the creation, posting and approval of manual journal entries. As of December 31, 2024, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.

Also as noted in our 2024 Annual Report, management identified a second material weakness within our system of internal control over financial reporting due to our SAP S/4HANA ERP system not being designed for and not maintaining effective controls to ensure the existence of inventory at the Madison manufacturing warehouse locations because its controls relied on a cycle count program that, due to initial limitations associated with certain ERP system reports, was not sufficiently precise. Remediation of this material weakness was completed as of March 31, 2025, which included establishing new controls with configured ERP system reports to allow for full capture of inventory with proper count timing required for an effective cycle count program, inclusive of reinforcement for proper cycle count process through policy statements, regular communications and periodic reviews and meetings with managers and staff. As of March 31, 2025, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.

Furthermore, the remediation of the two material weaknesses associated with the aforementioned control activities resulted from the remediation of the deficiency in the risk assessment component of the COSO framework disclosed in our 2024 Annual Report, which we remediated by performing a comprehensive risk analysis of the affected areas and implemented control activities that effectively managed the risks.

Management has concluded that the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, and has concluded that other than the changes described above under "Remediation of Previously Disclosed Material Weaknesses" there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
If we are unable to refinance our debt, specifically our Credit Facilities and our Notes, in a timely manner, or at all, we may not be able to generate enough cash flow to meet our debt obligations and our ability to continue as a going concern may be adversely affected.
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
•
We previously identified material weaknesses in our system of internal controls as of June 30, 2024. Although such material weaknesses have been remediated as of March 31, 2025, if we fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted.

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

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. Concerns over economic and political stability; inflation levels and related efforts to mitigate inflation; a potential recession; the level of U.S. national debt, the U.S. debt credit rating and U.S. budgetary concerns; currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies, including the impact of the China anti-corruption campaign and timing of China stimulus program on those economies; unemployment; the availability and cost of credit; trade relations, including the imposition of various sanctions and tariffs by the United States and other countries; energy costs; instability in the banking and financial services sector and geopolitical uncertainty and conflict, changes in government administration policy positions and recent executive orders to impose new tariffs on global imports investigations that could result in additional tariffs on specific industries, and uncertainties regarding impact, retaliations and further escalation, have contributed to increased volatility and diminished expectations for the economy and the markets in general. In turn, periods of economic slowdown or recession could lead to a reduction in demand for our products and services, which in turn would reduce our revenues and adversely affect our results of operations and our financial position. The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have and may continue to result in higher inflation in the U.S. and globally, which has led to an increase in costs and caused changes in fiscal and monetary policy, including increased interest rates. Other adverse impacts of recent macroeconomic conditions that have impacted us and may continue to impact us are foreign exchange rate fluctuations, supply chain constraints, logistics challenges, and fluctuations in labor availability. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

In an inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and cost commitments are linked to contractual agreements that extend many years into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures. A higher inflationary environment can also negatively impact raw material, component, and logistics costs that, in turn, has increased the costs of producing and distributing our products. For example, inflationary pressures as well as ongoing supply chain challenges beginning in fiscal year 2023 have resulted in rising costs for certain materials, including increased logistics and duties costs, that have materially affected our gross margins and net income (loss), which have had a material effect on our business, financial condition or results of operations. We expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistic expenses through calendar year 2025, and potentially longer. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through calendar year 2025, as we are unable to pass all of these increased costs to our customers.

Further, the U.S. federal government has called for, or enacted, substantial changes to healthcare, trade, fiscal, and tax policies, which may include changes to existing trade agreements and may have a significant impact on our operations. For example, the United States has imposed tariffs on almost all foreign products, including most recently extraordinary tariffs on imports from China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products and restrictions on exports to the United States. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. In addition, failure of the U.S. Government to pass a budget in a timely manner or any reductions in healthcare spending in the budget may adversely impact us or our customers. If economic conditions worsen, or new legislation is passed related to the healthcare system, trade, fiscal or tax policies, customer demand may not materialize to levels we require to achieve our anticipated financial results, which could have a material adverse effect on our business, financial condition and results of operations.

The uncertain macroeconomic environment, including volatile credit markets and concerns regarding the availability and cost of credit, increased interest rates, inflation, reduced economic growth or a recession, instability in the banking and financial services sector, and changes in government administration policy positions, in any of the geographic areas where we do business, could impact consumer and customer demand for our products and services, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions, and the ability of our customers to meet their obligations to us. For example, in the United States, at least one customer declared bankruptcy in fiscal 2023 causing us to increase our bad debt reserve due to the expectation that they will be unable to pay us. Further, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy platforms. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house the CyberKnife or TomoTherapy platforms, the cost of which can be substantial. These delays have, in some instances, led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders and may cause other customers to postpone their system installation or to cancel their agreements with us. Reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have also negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. A continuation or further deterioration of the adverse economic environment would further increase delays and order cancellations, or affect our ability to collect from our customers, any of which would continue to adversely affect revenues, and therefore, harm our business and results of operations.

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

As of March 31, 2025, we had an accumulated deficit of $520.4 million. We have incurred net losses, and expect to incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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
•
changes to U.S. and foreign trade policies, including enactments of tariffs on goods imported into the U.S. including, but not limited to, tariffs on goods imported from China and other countries, and any retaliatory tariffs imposed by other countries on U.S. goods, including our products, and retaliatory export controls that could impact our supply chain;
•
fluctuations in foreign currency exchange rates; and
•
how well we execute on our strategic and operating plans.

If we are unable to maintain or increase our gross margins on product sales and service, our results of operations could be adversely impacted, we may not achieve profitability and our stock price could decline.

If we are unable to refinance our debt, specifically our Credit Facilities and our Notes, in a timely manner, or at all, we may not be able to generate enough cash flow to meet our debt obligations and, our ability to continue as a going concern may be adversely affected.

As of March 31, 2025, we had outstanding borrowings of $50.0 million under our term loan and revolving credit facility (the “Credit Facilities”), which matures on May 6, 2026, and $100 million in principal amount outstanding of our 3.75% Convertible Senior Notes due June 2026 (the “Notes”), which mature on June 1, 2026. If we are unable to repay or refinance the amounts outstanding under the Credit Facilities and the amounts due on the Notes by the time such amounts become current on May 6, 2025 and June 1, 2025, respectively, or we do not have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms, our ability to continue as a going concern may be adversely affected. We continue to work with potential lenders to refinance the existing debt and have engaged an advisory investment banking firm to assist us with this effort. Whether we will be able to successfully refinance the Notes will depend on market conditions, our financial performance and other factors. As a result of market and business conditions, we expect any refinancing of the Notes to also result in increased interest expenses. We may also be subject to additional financial covenants and other lender protections. Although management believes that we will be able to refinance our debt prior to maturity, there can be no assurances regarding the ultimate success or timing of any modification to our Credit Facilities or our ability to repay or refinance the Notes.

We do not currently have sufficient cash and cash equivalents to repay our outstanding debt under the Credit Facilities and the Notes. Accordingly, if our efforts to refinance our indebtedness are unsuccessful, we may be required to take alternative measures in order to raise sufficient cash to fully repay the outstanding debt balance and raise sufficient capital with which to continue operations, which may include actions such as raising capital via equity transactions, sale of significant assets, and significant cost reduction measures. Any of these measures may have an adverse impact on our ability to execute our business plan, take advantage of future opportunities, including our ability to raise capital, fund research and development initiatives, maintain relationships with third parties with whom we conduct business, including customers, vendors and lenders, or respond to competitive pressures or unanticipated financial requirements. The ultimate success of any such actions in sustaining our ability to continue as a going concern cannot be assured, and no assurance can be given that such financing or asset sales will be available or, if available, that they will be on commercially favorable terms. Moreover, any equity or equity-linked financing may be dilutive to investors or new equity securities may have rights, preferences or privileges senior to those of our common stock.

We have outstanding indebtedness in the form of Convertible Senior Notes and a credit facility and may incur other debt in the future, which may adversely affect our financial condition and future financial results.

In May 2021, we issued $100.0 million aggregate principal amount of our Notes. As this debt is approaching maturity, we anticipate having to expend significant resources to either repay or refinance the Notes. For example, in May 2021, in connection with the issuance of the Notes, we (i) exchanged approximately $82.1 million aggregate principal amount of our previously issued 3.75% Convertible Senior Notes due 2022 for approximately $97.1 million aggregate principal amount of the Notes and (ii) sold approximately $2.9 million aggregate principal amount of the Notes for cash. We may also be required to refinance the Notes on different or less favorable terms or we may be unable to refinance the Notes at all, both of which may adversely affect our financial condition. In May 2021, we entered into a credit agreement that provided us with a five-year $80.0 million term loan (the “Term Loan Facility”) and $40.0 million revolving credit facility (the “Revolving Credit Facility”).

As of March 31, 2025, we had total consolidated liabilities of $434.7 million; including long-term liabilities of the Notes of $100.0 million, the Revolving Credit Facility of $17.0 million and the Term Loan Facility of $58.0 million, of which $7.6 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

Further, upon May 6, 2025 and June 1, 2025 our debt under the Credit Facilities and the Notes, respectively, will become current and such reclassification could adversely affect our ability to continue as a going concern. If we are unable to repay or refinance the amounts outstanding under the Credit Facilities and the amounts due on the Notes by the time such amounts become current on May 6, 2025 and June 1, 2025, respectively, or we do not have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms, our ability to continue as a going concern may be adversely affected, as more fully described in the risk factor entitled “If we are unable to refinance our debt, specifically our Credit Facilities and our Notes, in a timely manner, or not at all, we may not be able to generate enough cash flow to meet our debt obligations and, our ability to continue as a going concern may be adversely affected.”

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

There is also currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs and such uncertainty could continue with the changes in government administration policy positions. Recently, the U.S. presidential administration has indicated its intent to modify U.S. trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also imposed or announced tariffs on certain imports, including a baseline tariff of 10% on virtually all imports, higher tariffs on imports from China, as well as certain imports from Mexico and Canada. The administration has also announced and subsequently paused higher tariffs on additional countries, including the European Union pending the outcome of trade negotiations. These tariffs affect component parts including the linear accelerator for our CyberKnife platforms, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from other suppliers, which could significantly impact the cost of these parts. Any retaliatory tariffs could also impact our ability to export and sell our products into those countries. For example, during the last half of calendar year 2018, the U.S. federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China, to which China responded with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which included certain of our products. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. We may not be able to forecast such impacts accurately. Although we continue to work with our vendors and customers to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope, and nature of the tariffs. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

These tariffs are subject to a number of uncertainties as they are implemented, including future adjustments and changes. The ultimate reaction of other countries and the impact of these tariffs or other actions on the U.S., the global economy and our business, financial condition and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade. Further, the imposition of additional tariffs by the U.S. could result in the adoption of additional tariffs by other countries, as well as export controls and further retaliatory actions by any affected country. Any resulting trade war could negatively impact the global market for medical devices, including radiation therapy devices, and could have a significant adverse effect on our business. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade. Any of these factors could depress economic activity, restrict our access to customers and have a material adverse effect on our business, financial condition and results of operations.

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

As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:

•
economic or political instability in the world or in particular regions or countries in which we do business, including the market volatility resulting from conflicts or war, such as the Russia-Ukraine and the Middle East conflicts and changes in government administration policy positions;
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
•
protectionist laws, policies, business practices and nationalistic campaigns that favor local competitors, which could slow our growth, increase our costs, or make our products less competitive in our international markets;
•
U.S. trade and economic sanctions policies that are in effect from time to time including, but not limited to, tariffs on goods imported from China and other countries, and the possibility that foreign countries may impose additional taxes, tariffs or other restrictions on foreign trade;
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

Our operating results are subject to volatility due to fluctuations in foreign currency exchange rates. Currently, the majority of our international sales are denominated in U.S. Dollars. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could require us to reduce our sales price or make our products less competitive in international markets. Foreign exchange has previously been and could in the future be a significant headwind if the U.S. Dollar strengthens, which could affect our results of operations and could cause potential delays in orders and we may see our sales and margins outside of the U.S. decline as we may not be able to raise local prices to fully offset the strengthening of the U.S. Dollar. Also, if our international sales continue to increase, we may enter into a greater number of transactions denominated in non‑U.S. Dollars, which would expose us to foreign currency risks, including changes in currency exchange rates. If we are unable to address these risks and challenges effectively, our international operations may not be successful and our business would be materially harmed.

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

We currently depend on single source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy platforms, including, with respect to the CyberKnife platform, the robot, couch and magnetron and, with respect to the TomoTherapy platforms, the couch, solid state modulator and magnetron. Global supply chain disruptions in parts of our supply chain, have occurred and could occur again in the future, causing delays in the receipt of certain component parts for our products and increased pricing pressure for such parts, including with respect to parts purchased from our single-source suppliers, adversely affecting our gross margins and increasing the risk that these supply chain disruptions could materially affect our ability to meet customer demand. Furthermore, as a result of the effects of the macroeconomic conditions, including inflation, and supply chain challenges, some of our suppliers have limited or reduced the sale of such components to us or increased the cost of such components to us. If these conditions worsen, or if these suppliers were to experience financial difficulties, additional supply chain or other problems that prevents them from supplying us with the necessary components, we could fail to meet product demand, which could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components, including as a result of global shortages in important components, have resulted in, and will continue to cause, inflationary pressure on our supply chain and a significant increase in the costs of these components, which have materially affected and could continue to adversely affect our results of operations. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through calendar year 2025. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. Difficulties in obtaining a sufficient supply of component materials could increase as well as the costs associated with such components, and we expect such difficulties to persist through calendar year 2025. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

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

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss, unavailability of or damage to data and intellectual property through a cyberattack (including ransomware and other attacks) or other security breaches or incidents. While management is committed to identifying cybersecurity risks and working to address them through oversight of data security by our Chief Information Security Officer and implementation of various technical safeguards, procedural requirements and policies, regardless of the resources we allocate and the effectiveness with which we manage them, we face a risk of cyberattacks and other security breaches and incidents. Any cyberattacks or other security breaches or incidents we suffer could expose us to a risk of lost, unavailable, or corrupted information, unauthorized disclosure or other processing of information, claims, litigation and possible liability to employees, customers and others, and investigations and proceedings by regulatory authorities. Cyberattacks and other means of creating security breaches and incidents or disruptions continue to increase in frequency, sophistication, and intensity and are becoming increasingly difficult to detect on a timely basis or otherwise, especially as they relate to attacks on third-party providers or their vendors. Such attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Techniques used to compromise or sabotage systems, including the use of advanced technologies, such as machine learning or artificial intelligence ("AI") change frequently, may originate from less regulated and remote areas of the world, may be difficult to detect, and generally are not recognized until after they are launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures. Additionally, cyberattack activity may be heightened in connection with geopolitical events such as the Russia-Ukraine and Middle East conflicts. In addition to potential exposure to cyberattacks, security incidents, or other actions that may compromise the security of or interfere with the function of our products, defects or vulnerabilities in the software or systems of our third-party vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, results of operations, or cash flows and may also harm our reputation, brand, and customer relationships.

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

Data transfer and localization requirements also appear to be increasing and becoming more complex. With regard to transfers to the U.S. of personal data from our employees and European customers and users, both the EU-U.S. Privacy Shield and standard contractual clauses issued by the European Commission (the “EU SCCs”) have been subject to legal challenge. In July 2020, the Court of Justice of the European Union (“CJEU”) released a decision in the Schrems II case (Data Protection Commissioner v. Facebook Ireland, Schrems) (the “CJEU Decision”), declaring the EU-U.S. Privacy Shield invalid and imposing additional obligations in connection with the use of the EU SCCs, another mechanism for cross-border personal data transfers from the European Economic Area (“EEA”). Although the EU SCCs remain a valid means to transfer personal data from the EEA, the CJEU imposed additional obligations in connection with their use and, on June 4, 2021, the European Commission issued revised EU SCCs that address certain concerns of the CJEU. The United Kingdom also has issued new standard contractual clauses (the “UK SCCs”) that became effective March 21, 2022, and which are required to be implemented. In March 2022, the EU and U.S. reached an agreement in principle on a new EU-U.S. Data Privacy Framework (“DPF”). In October 2022, the U.S. issued an executive order in furtherance of the DPF, on which basis the European Commission adopted an adequacy decision with respect to the DPF in July 2023, allowing its implementation and availability for companies to use to legitimize transfers of personal data from the E.U. to the U.S. It remains unclear, however, whether this new framework will be appropriate for us to rely upon. The DPF has already faced a legal challenge and it may be subject to additional challenges. Additionally, the European Commission’s adequacy decision regarding the DPF provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. Additionally, the U.S. Department of Justice recently issued a final rule that took effect in April 2025, and which places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to data to business partners located in China or with other specified links to China and other designated countries (the “DOJ Sensitive Personal Data Transfer Limitations Rule”). These and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of various jurisdictions, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

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

Customer service is a critical element of our sales strategy. Third party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of macroeconomic factors, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, in recent years, we have experienced delays in shipment of parts to customers as well as increased freight and logistics expenses due to macroeconomic factors and these impacts could intensify. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs to continue through calendar year 2025. If this continues for longer than we expect or if any of the above occurs our customers may experience further delays and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of March 31, 2025, customer contracts with extended payment terms of more than one year amounted to approximately 4% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

•
we may not be in a position to exercise sole decision making authority regarding any collaboration, partnership, alliance or joint venture, which could result in impasses on decisions or decisions made by our partners, and our partners in such collaborations, partnerships, alliances or joint ventures may have economic or business interests that are, or may become, inconsistent with our interests. For example, our JV partner, CNNC High Energy Equipment (Tianjin) Co., Ltd., is a subsidiary of China Isotope and Radiation Corporation, which is a holding subsidiary of China National Nuclear Corporation (“CNNC”), which is a Chinese state-owned entity. We may be exposed to certain commercial, operational, and reputational risks as a result of CNNC being a state-owned entity and thus controlled by the Chinese government where CNNC may make politically motivated business decisions that do not align with our commercial interests. In addition, CNNC could conduct business with other companies, organizations or institutions that attract unfavorable political attention in the United States, which could harm our reputation. CNNC is also on the United States Department of Defense’s list of Chinese Military Companies operating directly or indirectly in the United States under section 1260H of the National Defense Authorization Act for Fiscal Year 2021. This designation may result in negative publicity for us and the JV. Further regulatory changes adding CNNC or our JV partner to additional lists or export and sanctions related restricted or prohibited parties or further controls on entities viewed as connected to the Chinese military could impact the JV. Any such actions could negatively impact our relationship with CNNC, which could materially and adversely affect our business, financial condition, results of operations and profitability;
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

We previously identified material weaknesses in our system of internal controls as of June 30, 2024. Although such material weaknesses have been remediated as of March 31, 2025, if we fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal, or unauthorized transactions. If we cannot maintain effective controls and provide timely and reliable financial reports, our business and operating results could be harmed. In the course of preparing the audited consolidated financial statements for the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, the Company concluded that as of June 30, 2024, its internal control over financial reporting was not effective as a result of two material weaknesses at the control activity level related to ensuring all manual journal entries consistently enforced segregation of duties in the approval process and ensuring that the existence of inventory at manufacturing warehouse locations was accurate. These material weaknesses were specifically related to the implementation of the Company’s new ERP system in August 2023 and did not result in any material identified misstatements to the consolidated financial statements, and there were no changes to previously issued financial results. Management also concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2024, September 30, 2024, and December 31, 2024 due to the material weaknesses. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and the material weaknesses identified, refer to Controls and Procedures in Part I, Item 4.

Although the material weaknesses were both remediated as of March 31, 2025, these remediation efforts have been time consuming and costly and may continue to incur additional time and expense. We may not be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. Our management may also be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal control over financial reporting. Any further disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of any acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks) could adversely impact the effectiveness of our internal control over financial reporting as well as affect our ability to manufacture products, process orders, deliver products, provide customer support, fulfill contractual obligations, track inventories, or otherwise operate our business, in particular as a result of our limited experience implementing such systems and the complex nature of the system itself. Any failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, including due to a failure to remediate the material weaknesses mentioned above or the discovery or occurrence of any additional material weaknesses in our internal control over financial reporting in the future, could adversely affect our ability to prepare financial statements within required time periods and record, process and report financial information accurately, which could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, negatively impact the price of our common stock, limit our liquidity and access to capital markets, adversely affect our business, harm our reputation or subject us to litigation or investigations requiring management resources and payment of legal and other expenses.

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

In addition, we have debt, specifically our Credit Facilities will mature on May 6, 2026 and our Notes will mature on June 1, 2026, both of which will need to be paid or refinanced by maturity. On the maturity date, we will be required to pay $50.0 million on the Term Loan Facility, any unpaid balance on the Revolving Credit Facility and $100.0 million on the Notes. Further, upon May 6, 2025 and June 1, 2025 our debt under the Credit Facilities and the Notes, respectively, will become current and such reclassification may adversely affect our ability to continue as a going concern as more fully described in the risk factor entitled “If we are unable to refinance our debt, specifically our Credit Facilities and our Notes, in a timely manner, or at all, we may not be able to generate enough cash flow to meet our debt obligations and, our ability to continue as a going concern may be adversely affected.” If we are unable to repay or refinance our debt prior to such debt becoming current, on May 6, 2025, and June 1, 2025, respectively or we do not have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms, it could significantly reduce our cash as well as our ability to continue to support our business growth and to respond to business challenges, and our business and ability to continue as a going concern may be adversely affected. If we need to accept less favorable terms, it could increase our cost of capital, reduce our cash balances or otherwise restrict our ability to grow.

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

The application of tax laws of various foreign jurisdictions and within the United States is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements including our transfer pricing or determine that the manner in which we operate our business does not achieve the intended tax consequences. The application of tax laws can also be subject to conflicting interpretations by tax authorities in the various jurisdictions we operate. It is not uncommon for taxing authorities in different countries to have conflicting views, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes. Further, tax laws are subject to change, which could adversely impact our tax rate. A number of countries, as well as organizations such as the Organization for Economic Cooperation and Development, support the 15% global minimum tax initiative ("Pillar Two"), and have adopted or intend to adopt laws to implement this initiative. The United States, however, has withdrawn support for Pillar Two and has indicated that it may take action against countries with tax laws that disproportionately impact U.S. businesses, which may result in retaliatory taxes or other retaliatory actions against U.S. businesses. Many countries and organizations are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business, which could materially impact our results of operation.

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

•
impacts to our business, operations or financial condition caused by concerns in connection with the global economic environment, supply chain disruptions or as a result of changes in government administration policy positions;
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

In May 2021, we issued $100.0 million aggregate principal amount of the Notes. We exchanged approximately $82.1 million aggregate principal amount of then-outstanding 3.75% Convertible Senior Notes due 2022 for approximately $97.1 million aggregate principal amount of the Notes and issued approximately $2.9 million aggregate principal amount of the Notes to certain other qualified new investors for cash. Further, upon May 6, 2025 and June 1, 2025, our debt under the Credit Facilities and the Notes, respectively, will become current and such reclassification could adversely affect our ability to continue as a going concern as more fully described in the risk factor entitled “If we are unable to refinance our debt, specifically our Credit Facilities and our Notes, in a timely manner, or at all, we may not be able to generate enough cash flow to meet our debt obligations, and our ability to continue as a going concern may be adversely affected.” To the extent we issue common stock upon conversion of any outstanding convertible notes, for example, to finance our operations and business strategy, that conversion would dilute the ownership interests of our stockholders.

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

At March 31, 2025, we had $77.8 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

In addition, risks associated with climate change are subject to increasing societal, regulatory and political focus in the U.S. and globally. While the effects of climate change in the near-and long-term are difficult to predict, shifts in weather patterns caused by climate change are expected to increase the frequency, severity, or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures, or flooding, which could cause more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities, and other customers, reduced workforce availability, increased costs of raw materials and components, increased liabilities, and decreased revenues than what we have experienced in the past from such events. In addition, increased public concern over climate change has and could result in new legal or regulatory requirements designed to mitigate the effects of climate change, including regulating greenhouse gas emissions, alternative energy policies, and sustainability initiatives. Although the SEC issued an order implementing a stay of its final climate-related disclosure rules, there have also been substantial legislative and regulatory developments on climate-related issues, including proposed, issued and implemented legislation and rulemakings that would require companies to assess and/or disclose climate metrics, risks, opportunities, policies and practices by both the Securities and Exchange Commission and California. These initiatives could result in the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations, which could result in increased compliance burden and costs to meet such regulatory obligations and could also impact how we source raw materials from suppliers, our manufacturing operations, and how we distribute our products. There has also been increasing scrutiny and changing expectations from the market and other stakeholders with respect to Environmental, Social, and Governance ("ESG") practices. Opinions, perspectives and expectations on ESG matters may differ among our stakeholders and may evolve over time. We have been and may continue to be subject to conflicting expectations and views on various matters, and legal requirements and interpretations may change. Any such developments could have a significant effect on our operating and financial decisions, including those involving capital expenditures to comply with new regulatory requirements or stakeholder expectations, which could harm our business, financial condition and results of operations. If we fail to comply with certain ESG-related laws, our products become non-compliant with such laws, or we fail to meet the expectations of our stakeholders on ESG-related matters, it could result in a loss of market access or a decline in our success in competitive bidding or public tender processes, and we could incur costs or face other sanctions, such as restrictions on our products entering certain jurisdictions, fines, and/or civil or criminal sanctions.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the third quarter of year fiscal 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1§	Executive Employment Agreement by and between Registrant and Leonel Peralta, dated February 3, 2025.	—	—	—	—	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: May 2, 2025
	By:	/s/ SUZANNE WINTER
Suzanne Winter
Chief Executive Officer

	By:	/s/ Ali Pervaiz
Ali Pervaiz
Senior Vice President & Chief Financial Officer