Form 10-K
period 2025-06-30
ACCURAY INC
filed 2025-08-28
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant based on the last sale price for such stock on December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was: $146,769,044. Shares of the registrant’s common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 22, 2025, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 112,677,147.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2025 Annual Meeting of stockholders to be filed within 120 days of our fiscal year end (the “2025 Proxy Statement”) are incorporated by reference in Part III of this Form 10‑K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 30, 2025

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

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K includes forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding expectations and beliefs regarding the effect of macroeconomic conditions, inflation and changes in government administration policy positions as a result of the current presidential administration on our operations and financial results as well as the markets and industry in general; future revenues and expenses, including our expectations regarding timing of recognition of revenue from performance obligations and our expectations regarding the impact of supply chain issues; our sales, distribution and marketing efforts; reimbursement rates and its effects on our business; regulatory requirements, including our compliance with applicable regulations; future orders and expectations regarding our book-to-bill ratio; the radiation therapy market; expectations regarding the economic impact of cancer; our strategy; our products and offerings, including their capabilities and benefits and anticipated benefits to patients and physicians; the factors that contribute to the long-term success of our products; our suppliers and manufacturing facilities; our intellectual property rights; the expected impact of changes in laws and regulations, including regulatory and tax laws; our expectations regarding litigation matters; our expectations regarding future capital requirements; our expectations regarding our liquidity and capital resources; our earnings or other financial results; our expectations regarding new products and features; our expectations regarding our joint venture with CNNC High Energy Equipment (Tianjin) Co., Ltd; our expectations regarding our debt, including our outstanding convertible notes, credit facility and warrants to purchase shares of our common stock; our expectations regarding the effects of foreign currency fluctuations; and other statements using words such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “seek,” “should,” “will” and “would,” and words of similar import and the negatives thereof. Accuray Incorporated (“we,” “our,” or the “Company”) has based these forward‑looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Forward‑looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Factors that could contribute to such differences include, but are not limited to, those discussed under “Risk Factors” in Part I, Item 1A of this report. These forward‑looking statements speak only as of the date of this Annual Report on Form 10‑K and are subject to business and economic risks. We undertake no obligation to update or revise any forward‑looking statements to reflect any event or circumstance that arises after the date of this report except as required by applicable law.

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

Our solutions are designed to advance patient care: during each individual treatment, throughout the treatment process, and at each stage of the cancer treatment journey, from curative to palliative treatments. Our solutions include:

•
Novel artificial intelligence (“AI”) driven radiation therapy systems that automatically adapt treatment delivery for targets that move, synchronizing the radiation beam with the target’s motion in real-time throughout treatment delivery.
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
•
Advanced architecture that accommodates third party surface guidance interfaces to support effective positioning of the patient and monitoring of the accuracy of that positioning throughout treatment, and enable deep inspiration breath hold (“DIBH”) for highly accurate and precise breast cancer treatments.

Our innovative technologies, the CyberKnife and TomoTherapy platforms, including the Radixact System, our next generation TomoTherapy platform, are designed to deliver advanced treatments, including stereotactic radiosurgery (“SRS”), stereotactic body radiation therapy (“SBRT”), intensity modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), and adaptive radiation therapy (“ART”). The CyberKnife and TomoTherapy platforms have complementary clinical applications with the same goal: to empower our customers to deliver the most precise and accurate treatments while still minimizing dose to healthy tissue, helping to reduce the risk of side effects that may impact patients’ quality of life. Each of these systems serve patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities. The CyberKnife platform is also used by neurosurgeons specializing in radiosurgery to treat patients with tumors in the brain and spine, and neurologic and/or endocrine disorders. In addition to these products, we also provide services, which include post-contract customer support (warranty period services and post-warranty services), installation services, training, and other professional services.

We were incorporated in California in 1990 and commenced operations in 1992. We reincorporated in Delaware in 2007. Our principal offices in the United States are located in Madison, Wisconsin and Santa Clara, California.

Our Strategy

Our goal is to develop equipment and technology that enable physicians to deliver precise and accurate, customized, leading‑edge treatments that help patients with cancerous or benign tumors, or neurologic or endocrine disorders, get back to living their lives, faster. We endeavor to achieve this goal by expanding the clinical options for healthcare providers, helping them offer the best radiation treatment for each patient tailored to their specific needs. Our vision is to expand the curative power of radiation therapy to improve as many lives as possible. We believe our current technologies and our future innovations can help to achieve this. Some of the key elements of our strategy include the following:

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

Expand sales in international markets. We intend to continue to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. Outside of the United States, we currently have regional offices in Morges, Switzerland, Hong Kong, China, Shanghai, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada, combined with distributors in Europe, Russia, the Middle East, Africa, the Asia Pacific region, and Latin America. Many of the countries in these regions are not highly developed at this time and therefore sales opportunities may be limited. We intend to increase our international revenue by focused additions of direct sales personnel in targeted areas to further penetrate our most promising international markets, and additional distributors, strategic partnerships, or joint ventures where opportune. In addition, we recently introduced Accuray Helix, a CT-guided helical radiotherapy system, to help address gaps in patient access to radiation medicine. The Helix system combines affordability with automation and tools for enhancing the speed of planning and delivery of radiation.

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
•
In fiscal 2022, we entered into an agreement with C-RAD to provide customers with a solution to enable surface guided radiation therapy (“SGRT”) and DIBH using the C-RAD Catalyst+ HD and Radixact System. Additionally, we entered into an agreement with Limbus AI (now Radformation) to augment our adaptive radiotherapy capabilities by leveraging Limbus’ AI-driven autocontouring algorithms.
•
In fiscal 2023, we announced a global, commercial partnership with GE Healthcare, intended to enable both companies to advance personalized cancer care and offer solutions throughout the care pathway from precision diagnostics, precision treatment planning and delivery to precision monitoring post-treatment.
•
In fiscal 2024, we announced a collaboration agreement with Oncopole Claudius Regaud (IUCT-Oncopole) in France, and Airbus SAS, a leader in the aerospace industry, to develop an AI-driven solution for predicting radiotherapy system performance. We also announced an agreement with TrueNorth Medical Physics LLC to provide radiation oncology departments with third-party support services that are complementary and supplementary to those already supplied by us.

Our Products

From oncology to radiosurgery and beyond, our solutions enable clinicians to deliver shorter, more personalized, and more effective treatments. Our suite of radiation delivery devices includes the CyberKnife System and our next generation TomoTherapy platform-based solutions, including the Radixact System. In addition, our portfolio includes comprehensive software solutions to enable and enhance the precise and efficient radiotherapy treatments with our advanced delivery systems.

Robotic Radiation Delivery Solutions

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

The CyberKnife S7 System is available for sale in most major markets globally. The system includes disease-specific tracking and treatment delivery solutions for brain, spine, lung and prostate tumors, improvements in treatment speed as compared to earlier systems, more options to configure the treatment room, and expanded number of nodes leading to more coverage and minimizing the dose to healthy tissue. The CyberKnife S7 System comes in a variety of radiation oncology suited configurations, with the option of fixed collimators plus the Iris Variable Aperture Collimator and/or InCise multi-leaf collimators (“MLC”). With the addition of the InCise MLC, the CyberKnife S7 System is designed to enable the treatment of larger tumors that were previously thought untreatable with radiosurgery and SBRT. The InCise MLC and IMRT planning tools are designed to enable expansion of indications that can be treated with a CyberKnife platform to include many IMRT indications.

In addition, we also offer a specific configuration for the neuro-radiosurgery space. The CyberKnife S7 F System is designed to deliver radiosurgery treatments to central nervous system tumors and lesions with sub-millimeter accuracy. It offers precise, frameless, and non-invasive radiosurgery, with features for real-time correction of positional and anatomical changes, and fixed collimators to shape and direct the radiation beam when treating small targets. The system can deliver plans using the Brainlab Elements software to enhance the target definition for radiosurgery treatments for functional neurological indications such as essential tremor, Parkinson’s, and epilepsy. Brainlab Elements software augments the capabilities of the Accuray Precision® Treatment Planning System for contouring, fusion and correction.

Using our Synchrony real-time target tracking with dynamic delivery technology and computer controlled robotic mobility, the CyberKnife platform is designed to deliver radiation from a wide array of beam angles and autonomously track, detect and correct for even the slightest tumor and patient movement in real‑time throughout the entire treatment. This design is intended to enable the CyberKnife platform to deliver high‑dose radiation with sub-millimeter precision and accuracy, which minimizes damage to surrounding healthy tissue and eliminates the need for invasive head or body immobilization frames.

The Accuray Precision TPS with the VOLO Optimizer software on the CyberKnife S7 System enables customers to significantly improve operational efficiency by reducing both the time to create high quality treatment plans and the time it takes to deliver patient treatments. The next-generation TPS with the VOLO Optimizer facilitates the development of clinically optimal treatment plans up to an estimated 90 percent faster than before and the delivery of the treatment up to an estimated 50 percent faster than before the availability of this software.

We believe that our robotic delivery systems offer clinicians and patients the following benefits:

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

Treatment of tumors throughout the body. The CyberKnife platform has been cleared by the Food and Drug Administration (“FDA”) to provide treatment planning and image-guided radiation therapy treatment for tumors anywhere in the body where radiation treatment is indicated. By comparison, traditional frame‑based radiosurgery systems are generally limited to treating brain tumors with some using cobalt 60 radioactive material, which decays over time and is difficult and expensive to replace. The CyberKnife platform is being used for the treatment of primary and metastatic tumors outside the brain, including tumors on or near the spine and in the breast, kidney, liver, lung, pancreas and prostate, in addition to tumors in the brain, with the same sub‑millimeter accuracy in every disease site.

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

Upgradeable modular design. The CyberKnife platform has a modular design that facilitates the implementation of upgrades that often do not require our customers to purchase an entirely new system to gain the benefits of new features. We continue to work to develop and offer new clinical capabilities enhancing ease of use, reducing treatment times, improving accuracy and improving patient access. The main components and options of the CyberKnife platform include compact

X‑band linear accelerator; robotic manipulator arm, real‑time image‑guidance system with continuous target tracking and correction.

Key features of the main components include:

Compact X-band linear accelerator. The CyberKnife S7 System utilizes a compact X-band linear accelerator (linac) mounted on a robotic manipulator arm. The side-coupled-cavity radiofrequency standing wave linac is fitted with a triode electron gun, demountable target, and demountable radiofrequency window.

Robotic manipulator arm. The robotic manipulator arm, with six-degrees-of-freedom range of movement, is designed to move around the patient to position the linac and direct the radiation with an extremely high level of precision and repeatability. The manipulator arm provides what we believe to be a unique method of positioning the linac to deliver doses of radiation from nearly any direction and position, without the limitations inherent in gantry-based systems, creating a non‑isocentric composite dose pattern with a high level of conformance to the shape of each treated tumor. This flexibility enhances the ability to diversify beam trajectories and beam entrance and exit points, helping to minimize risks of radiation damage to healthy cells near the tumor. Furthermore, the rapid response time of the manipulator arm allows tracking of tumors that are prone to movement.

Realtime image guidance system with continuous target tracking and correction. Without the need for clinician intervention or treatment interruption, Synchrony is designed to enable continuous monitoring and correction for patient and tumor movements throughout each treatment as it is being delivered. Our patented image guidance technology correlates low dose, real time treatment X-rays with images previously taken with a CT scan of the tumor and surrounding tissue to direct each beam of radiation with increased precision versus treatments without this real time feedback. This, in turn, enables delivery of a highly conformal, non-isocentric dose of radiation to the tumor, minimizing radiation delivered to surrounding healthy tissue. Synchrony is the only technology that uses AI, through image guidance, to automatically adapt and synchronize the treatment delivery beam position to the target location precisely and accurately during the delivery of a treatment fraction. The beams of radiation are delivered continuously throughout the treatment session as the patient behaves naturally. The Synchrony technology provides what we believe is unsurpassed clinical accuracy for lung tumors that move with respiration without the need for implanted fiducials. It makes it possible and practical for clinicians to deliver radiation dose with sub-millimeter precision and accuracy, even for tumors that are prone to movement.

Imaging sources. The low energy X‑ray sources generate the images that help determine the location of bony or other anatomic landmarks, or implanted fiducials, which are used for tracking throughout the entire treatment.

Imaging detectors. The image detectors capture high resolution anatomical images throughout the treatment. These live images are continually compared to the patient’s CT scan to determine real time patient positioning. Based on this information, the robotic manipulator automatically corrects for detected movements.

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

Lung Optimized Treatment. An integrated suite of tools that provides a complete fiducial free clinical solution for lung cancer patients and optimizes noninvasive lung SBRT treatments.

InTempo Imaging System. The InTempo Imaging System with the Synchrony Fiducial Tracking System is designed to optimize imaging frequency during prostate treatments, for example, using time-based image guidance to assist with tracking and correcting non‑predictable intrafraction target motion.

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

Helical Radiation Delivery Solutions

Through the TomoTherapy platform, we were the first to introduce helical radiation therapy, revolutionizing the way radiation is delivered. Helical radiation therapy is a type of treatment that integrates the linear accelerator and CT imaging technology to deliver radiation from multiple 360-degree rotations around the patient while the patient table moves through center of the system. Helical radiation therapy helps to provide greater control of the radiation dose so it conforms precisely to the tumor and helps minimize dose to healthy tissue.

Since the introduction of the TomoTherapy platform, Accuray has built on its legacy with the introduction of innovative solutions including the Radixact, Accuray Helix and Tomo C Systems, each tailored to meet the evolving needs of global markets.

The Radixact System is the next generation TomoTherapy platform. The system allows for fully integrated radiation treatment planning, delivery and data management, enabling clinicians to deliver ultra-precise treatments to more than 50 patients per day. Additionally, the system offers two treatment delivery modes - TomoHelical™ and TomoDirect™ - providing flexibility in the types of indications that can be treated with radiation - from the simplest to the most complex cases, multiple tumors and recurrent tumors.

Accuray Helix™ combines affordability with automation and tools for enhancing the speed of planning and delivery of radiation. The system is designed to provide a broad range of capabilities to increase flexibility and versatility for facilities that may have resources and staffing for only one system, enabling them to offer state-of-the-art cancer care in their communities.

The new, made in China Tomo® C System, is the first CNNC-Accuray joint venture product. A fast and effective radiation delivery device, the system will enable more medical care teams within China to provide personalized and highly precise treatments to more people each day.

We believe that our helical delivery systems offer clinicians and patients the following benefits:

Versatile treatment capabilities. The ring gantry architecture enables precise and efficient treatments with a high degree of dose conformity. The high‑speed binary MLC is integrated with the linac and consists of 64 individual low leakage tungsten leaves that move across the beam to either block or allow the passage of radiation, effectively modulating and shaping the beam as it is emitted. The combination of the ring gantry and the high‑speed MLC enable treatment to be delivered continuously in a 360‑degree helical pattern around the patient’s body (which we refer to as TomoHelical). Additionally, the TomoDirect feature provides the TomoTherapy platform with added versatility, enabling the delivery of high quality, fixed angle beams for those cases suited to simple fixed angle radiation delivery. All TomoTherapy platform systems enable an operator to provide non‑isocentric 3D conformal radiotherapy (“3D CRT”), IG-IMRT, or stereotactic treatments within a typical cylindrical volume of 40 centimeters in diameter and up to 135 centimeters in length. This expansive treatment field allows single or multiple tumors, located anywhere in body, to be treated in a single session. The TomoTherapy platform’s versatility, efficiency and precision offer clinicians an extensive range of effective treatment possibilities.

Diagnostic-like quality kVCT images enable better visualization of tumors, dose verification and re-planning. We launched ClearRT™ helical kVCT imaging technology for the Radixact System, and have also made this advanced imaging available on the Accuray Helix and Tomo C systems. ClearRT helical kVCT enables high-fidelity imaging, providing clinicians with an option to produce exceptional diagnostic-like quality CT images, quickly and cost-effectively, to improve patient care. ClearRT imaging brings low dose diagnostic-like kVCT imaging quality, the largest imaging field of view available on a radiation delivery system at 50 cm (diameter) by 135 cm (long), and speed, as evidenced by its ability to capture a 1-meter image in only 1 minute. ClearRT delivers enhanced imaging capabilities compared to conventional linear accelerator systems that rely on cone-beam CT (“CBCT”) imaging, and as an alternative to MR-based radiation therapy systems that can be complex and cost prohibitive to use. ClearRT offers excellent uniformity and low noise across the entire image, improved soft tissue visualization while maintaining exceptional spatial resolution, which is intended to enhance the versatility and efficiency of the Radixact System in the radiation therapy department. ClearRT helical kVCT images are also available within the Accuray PreciseART® automated dose trending tool for clinicians to evaluate if plan adaptation would be beneficial, enabling the most personalized patient care.

Integrated treatment system for precise radiation delivery. We believe the integration of our proprietary imaging technology, treatment planning and helical radiation delivery mode enables highly accurate and precise radiation therapy. Our planning software allows clinicians to establish the contours of a tumor and any normal radio-sensitive structures in close proximity to the treatment beam. The TomoTherapy platform uses an intelligent dose optimization algorithm to ensure the radiation beam conforms to the patient’s tumor and minimizes exposure to surrounding healthy tissue structures, providing a highly targeted and effective dose distribution. These features significantly benefit patients by increasing the radiation delivered to cancerous tissues, while minimizing damage to nearby healthy tissues, thus also minimizing side effects.

Enhancing efficiency and quality of treatment planning and delivery. We are committed to providing clinical teams with technologies that improve both the efficiency and quality of radiation therapy planning. Our goal is to streamline workflows while maintaining the precision and consistency essential to modern oncology. VOLO™ Ultra, our next-generation optimization engine, supports this by dramatically accelerating treatment planning without compromising accuracy—enabling faster plan generation, improved throughput, and greater support for adaptive and personalized radiotherapy.

Efficient clinical workflow for Image-Guided Radiation Therapy and adaptive radiation therapy. The TomoTherapy platform integrates into a single system all of the key elements for radiation therapy, including treatment planning, CT image-guided patient positioning, treatment delivery, quality assurance and adaptive planning. The imaging and treatment planning capabilities of many traditional systems are more modular or require cumbersome add‑ons or separate treatment planning systems that result in clinicians taking more steps between scanning, planning and treatment of patients. Conversely, the integrated imaging and treatment features allow clinicians to scan, plan and treat cancer patients efficiently. Treatment plans as well as daily images can be easily accessed remotely, enabling clinical teams to collaboratively work together, regardless of location, ensuring higher quality plan development and delivery.

Low barriers to installation and implementation. All external beam radiation systems must be housed in rooms that have special radiation shielding to capture any radiation not absorbed by the patient. The TomoTherapy platform’s size and self‑contained design allow customers to retrofit them into existing treatment rooms previously used for legacy radiation therapy systems and avoid, or reduce, the significant construction costs that can be associated with building new, larger treatment rooms, which are often required of other radiation therapy systems. With both imaging and radiation delivery capabilities integrated on a ring gantry, the systems require less space than other linac systems, which use large moving arms to position the linac or incorporate adjacent imaging equipment used for treatment planning. In addition, because the Radixact System has an integrated radiation beam stop, which shields radiation that passes through the patient, they require less radiation shielding in treatment room walls as compared to traditional systems. We also preassemble, test and commission each system at our manufacturing facility, and ship the system almost fully assembled. This process typically allows radiation “beam on” within four days after delivery and first patient treatments to begin within 14 to 28 days after delivery.

Enhance precision and reduce treatment time. TomoEDGE Delivery. TomoEDGE dynamically varies the width of the collimator jaws during treatment delivery, dose to normal healthy tissues immediately adjacent to the tumor is reduced, helping to minimize the risk of radiation side effects. Additionally, overall treatment time is shortened because the jaws opening can be effectively tailored to the size of the tumor, enabling more efficient dose coverage. The resulting gains in treatment quality and speed expand the Radixact Systems’ clinical and market reach within the conventional and stereotactic radiotherapy spaces.

Platform for further technological advancements in adaptive radiation therapy. We believe the helical delivery systems are uniquely positioned to enable truly adaptive radiation therapy because of their ability to provide daily, quantitative images, high speed delivery of radiation from fixed beam angles or helically from 360 degrees around the body and real time verification of the dose received by the patient. We believe the combination of these design features and our integrated treatment planning and optimization software will allow us to continue to enhance our systems adaptive capabilities to enable clinicians to routinely and easily adjust a patient’s treatment as needed, thereby remaining true to the intent of the original treatment plan.

In addition to the functionality listed above, the Radixact System may be enhanced with the following product options:

Real-time tracking of tumor movement. The Accuray proprietary Synchrony® AI-driven real-time target tracking with dynamic delivery technology is a collection of unique hardware and software technologies that enables personalized real-time adaptive delivery of radiation treatment to targets while they are in motion by synchronizing the treatment delivery beam position to the target location precisely and accurately during the delivery of a treatment fraction. Synchrony is the only technology that uses AI, through image guidance, to automatically adapt and synchronize the radiation beam to the position of the tumor if and when it moves during treatment. The beams of radiation are delivered continuously throughout the treatment session as the patient behaves naturally. Synchrony can be used on the Radixact System to adapt treatment delivery for tumors that move as a result of bodily processes, including respiration and digestion, as well as patient movement. Synchrony treatments are truly personalized, as delivery is adapted to the individual’s unique movements throughout treatment delivery. If movement changes during treatment, delivery is adapted for that unique change. The Synchrony technology makes it possible and practical for clinicians to deliver radiation dose with accuracy and precision, even for tumors that move. Synchrony helps to maximize treatment effectiveness and minimize dose to surrounding healthy tissue because it accounts for the current and changing conditions of the patient during treatment delivery.

The VitalHold Solution enables medical care teams to treat patients with SGRT using the Radixact System. SGRT helps to effectively position the patient and monitor the accuracy of that positioning throughout their treatment, enhancing precision in radiation delivery. VitalHold also enables DIBH treatments on the Radixact System. During DIBH treatments, a patient takes a deep breath which moves the heart away from the chest wall and the targeted tumor to help minimize radiation dose to organs at risk (“OARs”) and reduce associated complications later in life.

We believe the TomoTherapy platform offers clinicians and patients significant benefits over other vendors’ radiation therapy systems in the market. The long-term success of the TomoTherapy platform is dependent on a number of factors, including the following:

•
Continued adoption of our TomoTherapy platform, including the Radixact System, Accuray Helix, and Tomo C System, in markets where they are available;
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

Accuray Precision Treatment Planning. With a streamlined and intuitive interface, Accuray Precision TPS enables clinicians to efficiently generate high quality radiation therapy treatment plans for all case types. It is a complete planning solution, including multi‑modality image fusion with proprietary deformable image registration algorithm, comprehensive suite of contouring tools, AutoSegmentation and auto contouring options for head and neck, brain, and prostate, side-by-side treatment plan comparison, plan summation and evaluation. It supports treatment plan creation for all case types with TomoHelical, TomoDirect IMRT and 3D CRT planning mode on both Radixact and TomoTherapy Systems enabled with iDMS Data Management Systems. It also supports planning for all case types on CyberKnife platforms, including Frameless Intracranial Radiosurgery, Fiducial Free Lung Tracking with Dynamic Motion Synchronization, SBRT, for the skull, spine, abdomen and pelvis, as well as IMRT. It provides fast and accurate dose computation engines for both Accuray platforms, including Monte Carlo dose calculation for the CyberKnife InCise Multileaf Collimator and VOLO™ Technology for the CyberKnife, Radixact and TomoTherapy Systems. The VOLO and VOLO Ultra solutions feature high-speed processing for both dose calculation and optimization that empowers clinicians to create highly customized treatment plans in less time, with greater flexibility to work interactively and in real time to efficiently develop the best IMRT treatment plans for even the most complex cases.

The Accuray Precision TPS can be further enhanced with optional advanced capabilities described below:

PreciseART Adaptive Radiation Therapy Option. The PreciseART Radiation Therapy Option extends adaptive radiotherapy possibilities, delivering an entirely new level of system integration and workflow automation for Radixact and other TomoTherapy Systems compatible with iDMS. The PreciseART Option enables clinicians to monitor patient treatment and efficiently adapt plans, helping clinics of all sizes deliver more precise treatments to more patients. It offers automated processing of daily imaging to enable clinicians to monitor all patients and set protocol specific action levels to flag cases for review and possible plan adaptation. The PreciseART software's streamlined re‑planning capabilities leverage full integration of treatment delivery, planning and database systems to allow clinicians to efficiently generate new treatment plans based on previous plan data. It is also designed to maintain the integrity of original treatment plans to ensure tumor coverage, preserve OAR doses and reduce toxicity.

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

We market our products to radiation oncologists, neurosurgeons, general surgeons, oncology specialists and other referring physicians in hospitals and stand‑alone treatment facilities. We intend to continue to increase our focus on marketing and education efforts to surgical specialists and oncologists responsible for treating tumors throughout the body and are also working closely with hospital administrators to demonstrate the economic benefits of our offering. Our marketing activities also include efforts to inform and educate patients with cancerous or benign tumors, or neurologic and/or endocrine disorders, about the benefits of the CyberKnife and TomoTherapy robotic and helical platforms.

Under our standard distribution agreement, we generally appoint a distributor for a specific country. We typically also retain the right to distribute our full portfolio of solutions in such territories. In most territories, our distributors generally provide the full range of service and sales capabilities, although we may provide installation and service support for certain distributors.

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

Currently, we manufacture our CyberKnife and TomoTherapy platforms in Madison, Wisconsin. We manufacture the linear accelerator for our CyberKnife and TomoTherapy platforms at our Chengdu, China facility. Our facilities employ state‑of‑the‑art manufacturing techniques and equipment. Our Madison headquarters manages and oversees the complete design, manufacturing, installation, service and distribution for our medical devices under one global quality management systems compliant to the internationally recognized quality system standard for medical devices ISO, 13485:2016, and the Quality System regulations enforced by the FDA. We believe our manufacturing facilities will be adequate for our expected growth and foreseeable future demands for at least the next three years.

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

As of June 30, 2025, we held an exclusive field of use licenses or ownership of 530 U.S. and foreign patents, and 84 U.S. and foreign patent applications. These patents and applications cover various components and techniques incorporated into the CyberKnife and TomoTherapy platforms, or which may be incorporated into new technologies under current development, all of which we believe will allow us to maintain a competitive advantage in the field of radiation therapy systems. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted to us in the future will provide us with protection.

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

Competition

The medical device industry in general and the non‑invasive cancer treatment field in particular, are subject to intense and increasing competition and rapidly evolving technologies. Because our products often have long development and regulatory approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over well established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Traditional surgery and other forms of minimally invasive procedures, brachytherapy, chemotherapy, immunotherapy, and other drugs remain alternatives or are complementary to treatments delivered with the CyberKnife and TomoTherapy platforms.

New product sales in this competitive market are primarily dominated by two companies: Varian Medical Systems, Inc, a Siemens Healthineers company (“Varian”) and Elekta AB (“Elekta”). Some manufacturers of standard linac systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image guidance-systems to perform both radiosurgical and radiotherapy procedures. Our other competitors include RefleXion Medical Inc., ZAP® Surgical Systems, Inc., and other companies in the radiosurgical and radiation therapy markets.

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
•
Published, peer-reviewed data supporting the efficiency, efficacy and safety of our platforms;
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

Our customers’ equipment purchase considerations typically include reliability, treatment quality, service capabilities, patient throughput, price, payment terms and equipment supplier viability. We believe we compete favorably with our competitors on price and value based upon the technology offered by our platforms. We strive to provide technologically superior products that cover substantially all aspects of radiation therapy to deliver precise treatments with high-quality clinical outcomes that meet or exceed customer expectations.

In addition to competition from technologies performing similar functions as our platforms, competition also exists for the limited capital expenditure budgets of our customers. For example, our platforms may compete with other equipment required by a radiation therapy department for financing under the same capital expenditure budget, which is typically limited. A purchaser, such as a hospital or cancer treatment center, may be required to select between the two items of capital equipment. Our ability to compete may also be adversely affected when purchase decisions are based solely upon price, since our products are premium priced systems due to their higher level of functionality and performance.

U.S. Reimbursement

In the United States, healthcare providers that purchase capital equipment such as the CyberKnife and/or TomoTherapy platforms generally rely on government and private third-party payors for reimbursement for the healthcare treatment and services they provide. Examples of these types of payors include Medicare, Medicaid, private health insurance plans, and health maintenance organizations, which reimburse all or a portion of the cost of treatment, as well as related healthcare services. Reimbursement involves three components: coverage, coding and payment.

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

Coding

The codes that are used to report radiosurgery treatment delivery in 2025 for the hospital outpatient department are Current Procedural Terminology (“CPT”) codes 77372 and 77373 for single fraction intracranial radiosurgery and single fraction extracranial/multi‑session radiosurgery/stereotactic body radiation therapy. For freestanding centers, robotic radiosurgery is billed with robotic radiosurgery Healthcare Common Procedural Codes (“HCPCs”) G0339 and G0340. The non‑robotic SRS/SBRT codes 77372 and 77373 are also payable codes in the freestanding site of service for non‑robotic SRS/SBRT.

In 2025, in the hospital outpatient department, IMRT delivery is billed under CPT code 77385 for simple IMRT and 77386 for complex IMRT. For 3D CRT three codes are used to report simple, intermediate, and complex treatments. 3D-CRT treatments delivered using the TomoTherapy and Radixact Systems are considered complex treatments and reported under the complex 3D‑CRT code 77412. In December 2015, the Patient Access and Medicare Protection Act (PAMPA) stopped the IMRT and 3D CRT delivery codes from being implemented and prevented reimbursement reductions in the freestanding center setting through calendar year 2019. Although the payment freeze was set to expire on December 31, 2019, the Centers for Medicare and Medicaid Services (“CMS”) has continued to recognize these temporary HCPCS G codes in this setting. We expect all valid delivery codes will be recognized by commercial payers. Other codes are used to report treatment planning, dosimetry, treatment management, and other procedures routinely performed for treating radiosurgery or radiotherapy patients.

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

Payment for treatment with CyberKnife and TomoTherapy platforms are also available in the freestanding center setting. In 2025, the primary treatment delivery codes for robotic radiosurgery are priced by the regional Medicare Administrative Contractors. In 2025, the robotic SRS/SBRT delivery codes remain contractor priced for providers paid under the traditional fee-for-service methodology. Payment rates for IMRT and 3DRT procedures are set by CMS with adjustments to account for geographic market variations.

The federal government reviews and adjust rates annually, and from time to time considers various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services, including radiotherapy and radiosurgery, in hospitals and free‑standing clinics. In the past, we have seen our customers’ decision making process complicated by the uncertainties surrounding reimbursement rates for radiotherapy and radiosurgery in the United States. State government reimbursement for services is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations, subject to the requirements of federal law and regulations.

Foreign Reimbursement

Internationally, reimbursement and healthcare payment systems vary from country to country and include single payor, government managed systems as well as systems in which private payors and government managed systems exist side-by-side. In general, the process of obtaining coverage approvals has been slower outside of the United States. Our ability to achieve adoption of our treatment systems, and significant sales volume in international markets, will depend in part on the availability of reimbursement for procedures performed using our products.

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

The FDA has broad post‑market and regulatory enforcement powers, including cybersecurity as enhanced in March 2023 by the Food and Drug Omnibus Reform Act (“FDORA”). The latest FDA cybersecurity requirements apply to new devices at pre-market submission, such as 510(k) clearance. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Our Madison facility, where we manufacture the finished TomoTherapy and CyberKnife Systems, was most recently inspected by the FDA in August 2017. The August 2017 inspection resulted in no observations. We voluntarily participate in the Medical Device Single Audit Program (“MDSAP”). The MDSAP program allows recognized Auditing Organization to conduct a single regulatory audit of a medical device manufacturer that satisfies the relevant requirements of the regulatory authorities participating in the program. The MDSAP participating members include FDA, Therapeutic Goods Administration of Australia, Brazil’s Agência Nacional de Vigilância Sanitária, Health Canada, Japan’s Ministry of Health, Labour and Welfare, and the Japanese Pharmaceuticals and Medical Devices Agency. FDA accepts MDSAP audit reports as a substitute for routine Agency inspections. We are routinely audited by an MDSAP-recognized Auditing Organization to international medical device requirements. We believe we are in substantial compliance with the QSR. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

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

Backlog

For a discussion of our fiscal 2025 backlog, please refer to the section entitled “Backlog,” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees and Human Capital Resources

Our employees are critical to the success of our business. As of June 30, 2025, we had 990 employees, including 432 employees employed outside of the United States. We also engage part-time employees and independent contractors to supplement our workforce. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages, and we believe our relationship with our employees is good. We are dedicated to cultivating a diverse and inclusive work environment, essential for attracting and retaining exceptional talent. We believe that much of Accuray’s work can be done in a workplace which consists of a blend of flexible, digitally enabled remote work and purposeful in-person connection and collaboration; we have learned the importance of providing flexibility and wellbeing resources to our employees. Through ongoing employee development, comprehensive compensation and benefits, and other programs, we strive to help our employees in all aspects of their lives so they can do their best work.

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
•
We have substantial indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results. In the past, we have not been in compliance with certain financial covenants relating to our indebtedness and have been required to obtain waivers to avoid defaulting under such indebtedness.
•
Enhanced international tariffs, including tariffs imposed by the United States and China that affect our products or components within our products, other trade barriers or a global trade war could decrease the volume of product sales in China and increase our costs and materially and adversely affect our business condition and results of operations.
•
Our operating results, including our cash flows, quarterly orders, revenues and margins fluctuate from quarter to quarter and may be unpredictable.
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
•
Our reliance on single-source suppliers for critical components of our products could harm our ability to meet demand for our products in a timely and cost effective manner.
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
•
We previously identified material weaknesses in our system of internal controls as of June 30, 2024. Although such material weaknesses were remediated as of March 31, 2025, if we fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted.

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
•
The exercise of outstanding warrants for our common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
•
The conditional conversion features of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.
•
Provisions in the indenture for the 2026 Notes, the financing agreement for our Credit Facilities (as defined below), our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

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

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. We expect that the business of our customers and our own business will continue to be adversely impacted, directly or indirectly, by macroeconomic and geopolitical issues. Concerns over economic and political stability; inflation levels and related efforts to mitigate inflation; a potential recession; the level of U.S. national debt, the U.S. debt credit rating and U.S. budgetary concerns; currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies, including the impact of the China anti-corruption campaign and timing of China stimulus program on those economies; unemployment; the availability and cost of credit; trade relations, including the imposition of various sanctions, export controls, and tariffs by the United States and other countries; energy costs; instability in the banking and financial services sector; geopolitical uncertainty and conflict, including with respect to Russia-Ukraine and the Middle East conflicts, including with respect to Iran; changes in government administration policy positions and recent executive orders to impose new tariffs on global imports that could result in additional tariffs on specific industries, and uncertainties regarding impact, retaliations and further escalation, have contributed to increased volatility and diminished expectations for the economy and the markets in general. In turn, periods of economic slowdown or recession could lead to a reduction in demand for our products and services, which in turn would reduce our revenues and adversely affect our results of operations and our financial position. The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have and may continue to result in higher inflation in the U.S. and globally, which has led to an increase in costs and caused changes in fiscal and monetary policy, including increased interest rates. Other adverse impacts of recent macroeconomic conditions that have impacted us and may continue to impact us are foreign exchange rate fluctuations, supply chain constraints, logistics challenges, and fluctuations in labor availability. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

In an inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and cost commitments are linked to contractual agreements that extend many years into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures. A higher inflationary environment can also negatively impact raw material, component, and logistics costs that, in turn, has increased the costs of producing and distributing our products. For example, inflationary pressures as well as ongoing supply chain challenges beginning in fiscal year 2023 have resulted in rising costs for certain materials, including increased logistics and duties costs, that have materially affected our gross margins and net income (loss), which have had a material effect on our business, financial condition or results of operations. We expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistics expenses through at least calendar year 2025, and potentially longer. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least calendar year 2025, as we are unable to pass all of these increased costs to our customers.

Further, the U.S. federal government has called for, or enacted, substantial changes to healthcare, trade, fiscal, and tax policies, which may include changes to existing trade agreements and may have a significant impact on our operations. For example, the United States has imposed tariffs on many foreign products, including tariffs on imports from China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products and restrictions on exports to the United States. In light of the uncertainty surrounding tariffs imposed by the United States and China and trade relations between the two countries, we expect the volume of product sales in China to decrease and costs associated with tariffs to increase. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. In addition, failure of the U.S. Government to pass a budget in a timely manner or any reductions in healthcare spending in the budget may adversely impact us or our customers. If economic conditions worsen, or new legislation is passed related to the healthcare system, trade, fiscal or tax policies, customer demand may not materialize to levels we require to achieve our anticipated financial results, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of June 30, 2025, we had an accumulated deficit of $519.3 million. We have incurred net losses, and expect to incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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
•
changes to U.S. and foreign trade policies, including imposition of tariffs on goods imported into the U.S. including, but not limited to, tariffs on goods imported from China and other countries, and any retaliatory tariffs imposed by other countries on U.S. goods, including our products, and retaliatory export controls that could impact our supply chain;

•
fluctuations in foreign currency exchange rates; and
•
how well we execute on our strategic and operating plans.

If we are unable to maintain or increase our gross margins on product sales and service, our results of operations could be adversely impacted, we may not achieve profitability and our stock price could decline.

We have substantial indebtedness in the form of a credit facility and convertible senior notes and may incur other debt in the future, which may adversely affect our financial condition and future financial results. In the past, we have not been in compliance with certain financial covenants relating to our indebtedness and have been required to obtain waivers to avoid defaulting under such indebtedness.

As of June 30, 2025, we had outstanding borrowings of $150 million under our five-year term loan (the “Term Loan Facility”) with additional borrowings available of $20 million under our revolving credit facility (the “Revolving Credit Facility”) and $20 million under our delayed draw term loan (the “Delayed Draw Facility” and together with the Term Loan Facility and Revolving Credit Facility, the “Credit Facilities”), each of which will mature on June 6, 2030, and $18.0 million in principal amount outstanding of our 3.75% Convertible Senior 2026 Notes due June 1, 2026 (the “2026 Notes”). Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

•
affecting our ability to satisfy our obligations under the 2026 Notes and Credit Facilities;
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

Concurrently and in connection with our entry into the credit agreement governing the Credit Facilities (the “Financing Agreement”), we issued to our lenders (i) an aggregate of 17,180,710 shares of our common stock issuable upon exercise of outstanding warrants (the “Premium Warrants”), which are exercisable starting on December 7, 2025 and until June 6, 2032 and have an exercise price of $1.68 per share, and (ii) an aggregate of 6,247,531 shares of our common stock issuable upon exercise of warrants (the “Penny Warrants” and, together with the Premium Warrants, the “Warrants”), which are exercisable until June 6, 2032 and have an exercise price of $0.01 per share.

The Financing Agreement also includes certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case, subject to certain exceptions. In addition, such agreements require us to meet certain financial covenants, including a fixed charge coverage ratio, total leverage ratio and liquidity level, as defined in the Financing Agreement. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because substantially all of our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by our lenders. From time to time, we have not been in compliance with certain similar covenants or other terms governing the prior credit facilities and we have been required to obtain waivers or amendments to the previous credit agreement from our lenders in order to maintain compliance. There can, however, be no certainty that any such waiver or amendment will be available to us in the future, which may lead to a default under the terms of the Financing Agreement governing the Credit Facilities, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or relevant amendments as required and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be available to us on favorable terms or at all. Failure to obtain replacement financing could result in certain of our long-term indebtedness being reclassified current, which could in turn impact our ability to continue as a going concern. Additionally, a default on indebtedness would likely result in a default under the terms of the indenture governing the 2026 Notes. We may not be able to satisfy our obligations if any of our indebtedness is accelerated.

In addition, the Credit Facilities expose us to interest rate risk. If the amount outstanding under the Credit Facilities remained at the level outstanding as of June 30, 2025 for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.8 million.

Enhanced international tariffs, including tariffs imposed by the United States and China that affect our products or components within our products, other trade barriers or a global trade war could decrease the volume of product sales in China and increase our costs and materially and adversely affect our business condition and results of operations.

Our global business has been and could continue to be negatively affected by trade barriers and other governmental protectionist measures, any of which can be imposed or modified suddenly and unpredictably. There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs and such uncertainty could continue with the changes in government administration policy positions. Recently, the U.S. presidential administration has indicated its intent to modify U.S. trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also imposed or announced tariffs on certain imports, including a baseline tariff of 10% on virtually all imports, higher tariffs on imports from China, as well as certain imports from Mexico and Canada. The administration has also announced and subsequently paused higher tariffs on additional countries, including the European Union pending the outcome of trade negotiations. These tariffs affect component parts including the linear accelerator for our CyberKnife platforms, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from other suppliers, which could significantly impact the cost of these parts. Any retaliatory tariffs could also impact our ability to export and sell our products into those countries. For example, during the last half of calendar year 2018, the U.S. federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China, to which China responded with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which included certain of our products. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. We have experienced increased costs associated with tariffs and in light of continued uncertainty surrounding tariffs imposed by the United States and China, and overall trade relations between the two countries, the volume of our product sales in China may decrease. An increase in our costs could require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. We may not be able to forecast such impacts accurately. Although we continue to work with our vendors and customers to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope, and nature of the tariffs. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

In addition, economic sanctions imposed by the United States and other countries could negatively affect our global business. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Any exports or sales of our products into Russia and Belarus may be impacted by these restrictions. For instance, we are not able to ship certain spare or replacement parts into Russia and Belarus, which impacts our distributor's ability to service our installed base in such countries as we have distributors in Russia. The military conflict in Ukraine has also led to an expansion of sanction programs imposed against Russia by the United States, Canada, the EU, the United Kingdom, Switzerland, and Japan, among others, that in relevant part, impose sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the EU, making it increasingly difficult to transfer money from Russia to other countries. In response to international sanctions, and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and imposed other economic and financial restrictions. If we are unable to receive payment from customers in Russia or transfer money outside of Russia, it could affect our ability to convert backlog from that region into revenue. The situation continues to evolve, and the United States, the EU, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and measures, as well as existing and potential further responses from Russia or other countries, could adversely affect the global economy and financial markets, as well as our business, financial condition and results of operations, which may also magnify the impact of other risks described in this “Risk Factors” section.

Our operating results, including our cash flows, quarterly orders, revenues and margins fluctuate from quarter to quarter and may be unpredictable.

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of new product or product enhancement announcements by us and our competitors, the timing of regulatory approvals, changes in price by us and our competitors as well as changes or anticipated changes in third‑party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during a volatile economic environment where we have had customers delay or cancel orders. The timing of when orders are placed, when installation, delivery or shipping, as applicable, is accomplished and when revenue is recognized affect our quarterly results. Further, because of the high unit price of the CyberKnife and TomoTherapy platforms and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy platform can represent a significant percentage of our net orders, backlog or revenue for a particular quarter and shifts in sales or installation from one quarter to another may have significant effects. For example, multi-system sales or sales involving negotiations with integrated delivery networks involve additional complexities to the transaction and require a longer timeline to finalize the sale, which make it more difficult to predict the quarter in which the sale will occur. In addition, we have experienced delays in orders and installations due to the impact of macroeconomic factors.

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

Our operating results have previously and may in the future also be affected by a number of other factors, some of which are outside of our control, including:

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
•
our ability to satisfy the covenants associated with our indebtedness and our ability to generate sufficient cash flow or obtain additional financing to satisfy our obligations as they come due;
•
the effects of foreign currency adjustments;
•
the effects of macroeconomic factors, including the effects of enhanced international tariffs;
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

As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:

•
economic or political instability in the world or in particular regions or countries in which we do business, including the market volatility resulting from conflicts or war, such as the Russia-Ukraine and the Middle East conflicts including with respect to Iran, and changes in government administration policy positions;
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
•
risks relating to foreign currency, including fluctuations in foreign currency exchange rates possibly causing fewer sales due to any strengthening of the U.S. Dollar;
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

Our operating results are subject to volatility due to fluctuations in foreign currency exchange rates. Currently, the majority of our international sales are denominated in U.S. Dollars. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could require us to reduce our sales price or make our products less competitive in international markets. Foreign exchange has previously been and could in the future be a significant headwind if the U.S. Dollar strengthens, which could affect our results of operations and could cause potential delays in orders and we may see our sales and margins outside of the U.S. decline as we may not be able to raise local prices to fully offset any strengthening of the U.S. Dollar. Also, if our international sales continue to increase, we may enter into a greater number of transactions denominated in non‑U.S. Dollars, which would expose us to foreign currency risks, including changes in currency exchange rates. If we are unable to address these risks and challenges effectively, our international operations may not be successful and our business would be materially harmed.

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

In addition, we depend on one of our customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from our major customer could have a material adverse effect on our revenue and operating results. We had one customer that represented 10% or more of total net revenue for the years ended June 30, 2025 and 2024, respectively. In the future, our major customer may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns.

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

We currently depend on single source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy platforms, including, with respect to the CyberKnife platform, the robot, couch and magnetron and, with respect to the TomoTherapy platforms, the couch, solid state modulator and magnetron. Global supply chain disruptions in parts of our supply chain, have occurred and could occur again in the future, causing delays in the receipt of certain component parts for our products and increased pricing pressure for such parts, including with respect to parts purchased from our single-source suppliers, adversely affecting our gross margins and increasing the risk that these supply chain disruptions could materially affect our ability to meet customer demand. Furthermore, as a result of the effects of the macroeconomic conditions, including inflation, and supply chain challenges, some of our suppliers have limited or reduced the sale of such components to us or increased the cost of such components to us. If these conditions worsen, or if these suppliers were to experience financial difficulties, additional supply chain or other problems that prevents them from supplying us with the necessary components, we could fail to meet product demand, which could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components, including as a result of global shortages in important components, have resulted in, and will continue to cause, inflationary pressure on our supply chain and a significant increase in the costs of these components, which have materially affected and could continue to adversely affect our results of operations. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least calendar year 2025. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. Difficulties in obtaining a sufficient supply of component materials could increase as well as the costs associated with such components, and we expect such difficulties to persist through at least calendar year 2025. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

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

We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we face significant competition for key personnel and other employees, from other medical equipment and software manufacturers, technology companies, universities and research institutions. Fluctuations in labor availability globally, including labor shortages and staff burnout and attrition, may also impact our ability to hire and retain personnel critical to our manufacturing, logistics, and commercial operations. In addition, no payments were made under the company bonus plan in fiscal year 2025. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. Moreover, we have from time to time conducted reductions in force in order to optimize our organizational structure and reduce costs, some of which were substantial, and certain senior personnel have also departed for various reasons. At the same time, we may face high turnover among employees that are critical to our ongoing operations, requiring us to expend time and resources, including financial resources, to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain key personnel and other employees, we may be unable to continue to grow our business successfully.

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

In addition, privacy and security breaches and incidents arising from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized persons or to the public and may compromise our security systems. There can be no assurance that any efforts we make to prevent against such privacy or security breaches or incidents have been or will be able to prevent breakdowns or breaches or incidents in our systems or those of our third-party service providers that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or customers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received in the past and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. We may also face increased cybersecurity risks due to our reliance on internet technology and many of our employees working remotely at least part of the time, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition, adversaries might attempt to gain unauthorized access to our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties, which, if successful, could pose a risk of loss, unavailability, or corruption of, or unauthorized access to or acquisition of, data, risk to patient safety and risk of product recall. The techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, and we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Third-party service providers store and otherwise process certain personal data and other confidential or proprietary information of ourselves and third parties on our behalf, and these service providers face similar risks. In addition, our employees, third-party service providers, strategic partners, or other contractors or consultants may input personal or confidential information, or other business data of ours, into an AI system (in particular, a system that is managed, owned, or controlled by a third party), which may disrupt and otherwise compromise our business operations, divert the attention of management and key information technology resources, potentially lead to security breaches or incidents or other unauthorized access to, or other use or processing of, personal information, our confidential information or other business data. Moreover, we manufacture and sell hardware and software products that allow our customers to store confidential information about their patients. Both types of products are often connected to and reside within our customers’ information technology infrastructures. We do not have measures to configure or secure our customers’ equipment or any information stored in our customers’ systems or at their locations, which is the responsibility of our customers. Our customers are also continually updating their cybersecurity standards for the products that they purchase. While we have implemented security measures designed to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not meet the standards set by our customers or be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and may not be recognized until launched against a target. A network security or systems security breach of incident suffered by ourselves or our third-party service providers or other events that cause the loss or unauthorized use or disclosure of, or access by third parties to, sensitive information stored by us or our customers could result in loss, unavailability, or unauthorized acquisition, modification, or other processing of data, and any such events, or the perception that these events have occurred or that our security measures for our products are lacking, could have serious negative consequences for our business, including indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our customers to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could have an adverse effect on our business, financial condition, and operating results.

Due to frequently changing attack techniques, along with the increased volume and sophistication of the attacks, including the increasing use of tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence, all of which hinders our ability to identify, investigate, and recover from incidents, we could be adversely impacted by cybersecurity attacks or other security breaches or incidents. This impact could result in reputational, competitive, operational, or other business harm as well as financial costs and claims, demands, litigation and regulatory action.

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

Data transfer and localization requirements also appear to be increasing and becoming more complex. With regard to transfers to the U.S. of personal data from our employees and European customers and users, both the EU-U.S. Privacy Shield and standard contractual clauses issued by the European Commission (the “EU SCCs”) have been subject to legal challenge. In July 2020, the Court of Justice of the European Union (“CJEU”) released a decision in the Schrems II case (Data Protection Commissioner v. Facebook Ireland, Schrems) (the “CJEU Decision”), declaring the EU-U.S. Privacy Shield invalid and imposing additional obligations in connection with the use of the EU SCCs, another mechanism for cross-border personal data transfers from the European Economic Area (“EEA”). Although the EU SCCs remain a valid means to transfer personal data from the EEA, the CJEU imposed additional obligations in connection with their use and, on June 4, 2021, the European Commission issued revised EU SCCs that address certain concerns of the CJEU. The United Kingdom also has issued new standard contractual clauses (the “UK SCCs”) that became effective March 21, 2022, and which are required to be implemented. In March 2022, the EU and U.S. reached an agreement in principle on a new EU-U.S. Data Privacy Framework (“DPF”). In October 2022, the U.S. issued an executive order in furtherance of the DPF, on which basis the European Commission adopted an adequacy decision with respect to the DPF in July 2023, allowing its implementation and availability for companies to use to legitimize transfers of personal data from the E.U. to the U.S. It remains unclear, however, whether this framework will be appropriate for us to rely upon. The DPF has faced a legal challenge and it may be subject to additional challenges. Additionally, the European Commission’s adequacy decision regarding the DPF provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. Additionally, the U.S. Department of Justice issued a final rule that took effect in April 2025 and places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to data to business partners located in China or with other specified links to China and other designated countries (the “DOJ Sensitive Personal Data Transfer Limitations Rule”). These and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of various jurisdictions, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

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

Further, the U.S. government has undertaken an evaluation of national security concerns and other risks relating to the transfer of personally identifiable information from the United States to China, and on June 9, 2021, U.S. President Biden signed an executive order instituting a framework for determining national security risks of transactions that involve applications connected to governments or militaries of certain foreign adversaries or that collect sensitive personal data from U.S. consumers, with the DOJ Sensitive Personal Data Transfer Limitations Rule issued in April 2025. In 2019, an executive order citing national security risks in the telecommunications sector served to block U.S. companies from buying Chinese-made Huawei and ZTE products. If our operations, including those involving the processing of U.S.-collected data such as medical imagery, through the JV in China, come to be perceived as a U.S. national security risk, those operations may become subject to executive orders, sanctions, or other measures. The DOJ Sensitive Personal Data Transfer Limitations Rule, and any other ban or other restriction on our transfer of data to the JV in China, may increase costs as we seek operational and data processing alternatives.

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

The California Privacy Rights Act (“CPRA”), approved by California voters in November 2020, became effective on January 1, 2023. The CPRA, significantly modified the CCPA, has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA, as modified by the CPRA, is prompting a wave of similar legislative developments in other states in the U.S., which could potentially create a patchwork of overlapping but different state laws. For example, Virginia, Colorado, Utah, and Connecticut all have enacted state laws that became effective in 2023; Texas, Montana, Oregon, and Florida have adopted laws that became effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey and Tennessee have adopted laws that have become or will become effective in 2025; and Indiana, Kentucky, and Rhode Island have adopted laws that will become effective in 2026. These new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. Other states have enacted other types of privacy legislation, such as Washington’s My Health, My Data Act, which includes a private right of action. Additionally, the U.S. federal government is contemplating privacy legislation. We cannot fully predict the impact of the CCPA, CPRA, or other new or proposed legislation on our business or operations, but the restrictions imposed by these laws and regulations may require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect consumer privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

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

We have integrated AI, including machine learning, in certain of our products, services and internal operations. Some of the uses in our internal operations include using AI to help detect and respond to abnormalities that could indicate a part is about to break, provide our service engineers support on information about parts, analyzing datasets, creating documents for internal purposes, and develop processes for internal departments to manage internal workflows. Further, certain of our third-party vendors utilize AI and machine learning technologies in furnishing services to us. As with many technological innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. Our products utilize, and we plan to further examine, develop and introduce, machine learning algorithms, predictive analytics, and other AI technologies to offer new or upgraded solutions and enhance our capabilities. If these AI or machine learning models are incorrectly designed, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws or contracts to which we are a party. Additionally, new and evolving laws and regulations related to the development and use of AI and machine learning technologies have been proposed, and in certain cases enacted, in various jurisdictions, including the United States, and the EU has adopted an AI Act that adopts an overall regulatory framework for AI. These laws and regulations may impose onerous obligations and may require us to unexpectedly rework or reevaluate improvements to be compliant. Use of AI technologies may expose us to an increased risk of regulatory enforcement and litigation. Moreover, some of the AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection.

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

Customer service is a critical element of our sales strategy. Third party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of macroeconomic factors, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, in recent years, we have experienced delays in shipment of parts to customers as well as increased freight and logistics expenses due to macroeconomic factors and these impacts could intensify. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs to continue through at least calendar year 2025, and potentially longer. If this continues for longer than we expect or if any of the above occurs our customers may experience further delays and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

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

Under our revenue recognition policy, we recognize revenue attributable to a CyberKnife or TomoTherapy platform and related upgrades when control of a platform or upgrade is transferred, which generally happens when a system or upgrade is shipped, while an element of installation is deferred until performed. Events beyond our control may delay shipment or installation and the satisfaction of contingencies required to receive cash inflows and recognition of revenue associated with shipment or installation. Such events may include a delay in the construction at the customer site or customer delay in obtaining receipt of regulatory approvals such as certificates of need. In addition, disruption in operations of certain customers macroeconomic factors have resulted in delays in construction, shipment or installation and some have failed to timely pay their obligations when due. For example, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. If the events which are beyond our control delay the customer from obtaining funding or financing of the entire transaction, we may not be able to recognize revenue for the sale of the entire system because the collectability of contract consideration is not reasonably assured.

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

We have strategic relationships with a number of key distributors for sales and service of our products in certain foreign countries, including the JV in China and other third-party distributors in other regions, including Europe, Russia, the Middle East, Africa, the Asia Pacific region, and Latin America. Many of the countries in these regions are not highly developed at this time and therefore, sales opportunities may be limited. We cannot control the efforts and resources our third party distributors will devote to marketing the CyberKnife or TomoTherapy platforms. Our distributors may not be able to successfully market and sell the CyberKnife or TomoTherapy platforms, may not devote sufficient time and resources to support the marketing and selling efforts and may not market the CyberKnife or TomoTherapy platform at prices that will permit the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process and oversee their activities such that they are in compliance with all laws that govern their activities, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), and we are dependent on their ability to do so effectively. If a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to seek appropriate regulatory approvals and to train its personnel to market the CyberKnife or TomoTherapy platforms, and our ability to sell and service the CyberKnife or TomoTherapy platforms in the region formerly serviced by such terminated distributor could be materially and adversely affected. Any of our distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. If any of these distributor relationships end and are not replaced, our revenues from product sales or the ability to service our products in the territories serviced by these distributors could be adversely affected. Any of these factors could materially and adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation. If we are unable to attract additional international distributors, our international revenue may not grow. If our distributors experience difficulties, do not comply with regulatory or legal requirements that results in fines or penalties, do not actively market the CyberKnife or TomoTherapy platforms or do not otherwise perform under our distribution agreements, our potential for revenue from international markets may be dramatically reduced, and our business could be harmed.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2025, customer contracts with extended payment terms of more than one year amounted to approximately 4% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

We previously identified material weaknesses in our system of internal controls as of June 30, 2024. Although such material weaknesses have been remediated, if we fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

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

Although the material weaknesses have both been remediated as of March 31, 2025, these remediation efforts have been time consuming and costly and may continue to incur additional time and expense. We may not be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. Our management may also be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal control over financial reporting. Any further disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of any acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks) could adversely impact the effectiveness of our internal control over financial reporting as well as affect our ability to manufacture products, process orders, deliver products, provide customer support, fulfill contractual obligations, track inventories, or otherwise operate our business, in particular as a result of our limited experience implementing such systems and the complex nature of the system itself. Any failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, including due to a failure to remediate the material weaknesses mentioned above or the discovery or occurrence of any additional material weaknesses in our internal control over financial reporting in the future, could adversely affect our ability to prepare financial statements within required time periods and record, process and report financial information accurately, which could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, negatively impact the price of our common stock, limit our liquidity and access to capital markets, adversely affect our business, harm our reputation or subject us to litigation or investigations requiring management resources and payment of legal and other expenses.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, which could be difficult or impossible depending on the state of economic and capital markets environments at the time, as well as the state of our business, operating results and financial condition. For example, any sustained disruption in the capital markets from the global economic environment could negatively impact our ability to raise capital. Our ability to raise additional capital or access capital can be affected by macroeconomic events which affect the economy and the financial and banking sectors in particular. Failures at banks and other financial institutions, or issues in the broader U.S. financial system, including uncertainty related to the debt ceiling, increased interest rates, and lack of availability of credit, which may have an impact on the broader capital markets and, in turn, our ability to access those markets. In addition, the tightening of the credit markets and lending standards could it make more difficult to raise capital through either debt or equity offerings on commercially reasonable terms or at all. Also, our debt levels may impair our ability to obtain additional financing in the future. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. In particular, the Warrants that we issued to the lenders in connection with the Credit Facilities contain anti-dilution provisions, among other things, including price protection anti-dilution protection in the event that the Company sells stock at a price below $1.00 per share in the case of the Penny Warrants and $1.25 per share in the case of the Premium Warrants. We cannot assure that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

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

As of June 30, 2025, we had approximately $260.9 million and $119.9 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2029 for federal and 2026 for state purposes. In addition, as of June 30, 2025, we had federal and state research and development tax credit carryforwards of approximately $28.5 million and $22.8 million, respectively. The California research credits have no expiration date, but if not utilized, the federal research credits and other non-California state research credits will begin to expire in 2026.

Federal net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account). It is uncertain if and to what extent various states will conform to these limitations. In addition, utilization of our net operating loss and credit carryforwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code (“IRC”) and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the IRC. In addition, the use of our net operating losses and other tax attributes may be subject to other limitations under applicable law. Additionally, one of the provisions under the Tax Cuts and Jobs Act that became effective in tax years beginning after December 31, 2021 required the capitalization and amortization of domestic and foreign research and experimental expenditures. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, which makes a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development expenditures and permitting such deductions on a current basis. We are currently evaluating the full impact of the OBBB Act on us.

We are subject to the tax laws of various foreign jurisdictions, as well as within the United States, which are subject to unanticipated changes and interpretation and could harm our future results.

The application of tax laws of various foreign jurisdictions and within the United States is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements including our transfer pricing or determine that the manner in which we operate our business does not achieve the intended tax consequences. The application of tax laws can also be subject to conflicting interpretations by tax authorities in the various jurisdictions we operate. It is not uncommon for taxing authorities in different countries to have conflicting views, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes. Further, tax laws are subject to change, which could adversely impact our tax rate. A number of countries, as well as organizations such as the Organization for Economic Cooperation and Development, support the 15% global minimum tax initiative ("Pillar Two"), and have adopted or intend to adopt laws to implement this initiative. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Many countries and organizations are also actively considering changes to existing tax laws or have proposed or enacted new laws, such as the OBBB Act, that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business, which could materially impact our results of operation.

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

Federal and state “false claims” laws generally prohibit the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from government payors. Although we do not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses or indications that are not approved by the FDA. In addition to actions initiated by the government itself, the federal False Claims Act authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud called a “relator.” Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the relator succeeds in obtaining redress without the government’s involvement, then the relator is typically entitled to receive a percentage of the recovery. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim, and may be excluded from participation in federal health care programs, and, although the federal False Claims Act is a civil statute, violations may also implicate various federal criminal statutes. Several states have also adopted comparable state false claims act, some of which apply to all payors.

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
•
political or social uncertainties, including as a result of the Russia-Ukraine and the Middle East conflicts including with respect to Iran;
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

In addition, to the extent we issue common stock upon conversion of any outstanding convertible notes such as the 2026 Notes, that conversion would dilute the ownership interests of our stockholders.

The exercise of outstanding warrants for our common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

The exercise of outstanding warrants to acquire our common stock will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. As of June 30, 2025, there are (i) an aggregate of 17,180,710 shares of our common stock issuable upon exercise of the Premium Warrants, and (ii) an aggregate of 6,247,531 shares of our common stock issuable upon exercise of the Penny Warrants (together, the “Warrants”). If we use the Delayed Draw Down Facility, we will be subject to issuing additional detachable warrants to our lender and its investors. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares. In addition, the perceived risk of dilution as a result of the number of outstanding Warrants may cause our stockholders to be more inclined to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our common stock price could encourage investors to engage in short sales of our common stock, which could further contribute to price declines in our common stock. The fact that our warrant holders can sell substantial amounts of our common stock in the public market could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

In addition, the Warrants have certain anti-dilution protection provisions, including price protection anti-dilution protection in the event that the Company sells stock at a price below $1.00 per share in the case of the Penny Warrants and $1.25 per share in the case of the Premium Warrants. Depending on the nature and price of any equity issuances by us, the number of shares of common stock issuable upon the exercise of such Warrants could be increased and that would likely make an equity financing more difficult.

The conditional conversion features of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion features of the 2026 Notes are triggered, holders of the 2026 Notes, as applicable, will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert such notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying solely cash in lieu of any fractional share), including if we have irrevocably elected full physical settlement upon conversion, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the applicable conversion rate, which could adversely affect our liquidity.

Provisions in the indenture for the 2026 Notes, the Financing Agreement for our Credit Facilities, our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

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

Furthermore, if a “fundamental change” (as such term is defined in the applicable indenture of the 2026 Notes) occurs, holders of the 2026 Notes will have the right, at their option, to require us to repurchase all or a portion of their convertible notes. A “fundamental change” generally occurs when there is a change in control of Accuray (acquisition of 50% or more of our voting stock, liquidation or sale of Accuray not for stock in another publicly traded company) or trading of our stock is terminated. In the event of a “make‑whole fundamental change” (as such term is defined in the applicable indenture of the 2026 Notes), we may also be required to increase the conversion rate applicable to the 2026 Notes surrendered for conversion in connection with such make‑whole fundamental change. A “make‑whole fundamental change” is generally a sale of Accuray not for stock in another publicly traded company. In addition, the applicable indentures for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2026 Notes.

General Risks

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At June 30, 2025, we had $57.4 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Unexpected events beyond our control, including as a result of responses to epidemics or pandemics; fires or explosions; natural disasters, such as hurricanes, floods, tornadoes and earthquakes; war or terrorist activities (including the conflicts in Russia-Ukraine and the Middle East including with respect to Iran); unplanned outages; supply disruptions; and failures of equipment or systems, including telecommunications systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacturing and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our business, financial condition and results of operation.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of cybersecurity in safeguarding sensitive information, maintaining operational integrity, and working to ensure the safety and efficacy of our products. We evaluate and monitor cybersecurity risk as part of our overall enterprise risk management program, which considers cybersecurity risks alongside other company risks as part of our overall risk assessment process. In addition, the risk oversight responsibility of our Board of Directors and its committees is supported by our cybersecurity risk assessment program, which includes policies and processes that are designed to provide visibility and information about the identification, assessment, and management of critical risks and management’s risk mitigation strategies to our Board of Directors and personnel that are responsible for risk assessment. These policies also govern the security of our products and the protection of customer and patient data and provide for vulnerability remediation, regular system updates and patches, employee training on cybersecurity and HIPAA best practices, incident reporting, and the use of encryption to secure sensitive information. To identify, assess, and manage material cybersecurity risks, our team uses a cybersecurity risk assessment process aligned with leading frameworks such as the National Institute of Standards and Technology’s Cyber Security Framework and HIPAA. Our cybersecurity risk assessment program provides the underlying basis for the activities of our team to identify and mitigate risks from, as well as develop risk management and response strategies for, evolving and emerging cybersecurity threats.

Our cybersecurity program includes a variety of processes to assess, identify and manage risks from cybersecurity threats arising from our own and third-party provided systems, including annual training requirements, simulation exercises, threat monitoring and detection tools (including those using artificial intelligence and machine learning), threat containment methods, risk assessments, third-party penetration testing and security requirements for our suppliers and other third parties. We have established processes providing for review of identified cybersecurity incidents by a cross-functional cybersecurity incident response team who monitors and manages the detection, assessment, mitigation and remediation of cybersecurity incidents and escalates incidents to the Chief Information and Security Officer and to our disclosure review board, which evaluates such incidents for materiality and potential disclosure, and works to ensure that members of management responsible for overseeing the operation of our disclosure controls and procedures are informed of such cybersecurity risks and incidents. Our cybersecurity incident response team and disclosure review board are comprised of subject matter experts, including employees in cybersecurity, information technology and other areas, to evaluate potential security, financial, operational, reputational and other risks, and to address our process. We also engage third parties to enhance and strengthen our cybersecurity program, to provide additional capabilities and support and to provide periodic independent assessments and evaluations of our cybersecurity program. Third parties also provide managed services for security operations, incident response, and security remediation services.

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

In addition to the assessment of internal cybersecurity risks, we have implemented processes to oversee, identify and monitor material risks from cybersecurity threats relating to potential compromises of sensitive information at our third-party business partners where relevant and we reevaluate these risks periodically. These processes include vetting of certain service providers for security, reliability, and availability; execution of a Business Associate Agreement with relevant providers for compliant management, storage, or processing of PHI if necessary; and confirmation by each service provider that its SOC-2 reports, or equivalent reports, are current and available, where applicable. In the event a service provider does not have a current and available SOC-2 or equivalent report, we review the service provider’s cybersecurity risk management and advise relevant business stakeholders of any significant identified risks.

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

Governance

Our Board of Directors, both directly and through the delegation of responsibilities to the Audit Committee, oversees the functioning of our cybersecurity risk management program and ensures strategic alignment and governance of our cybersecurity efforts at the highest level. Our Board of Directors receives periodic briefings on the outcome of our cybersecurity risk management program, including steps that we are taking to mitigate risks that the program identifies, and each quarter, the Audit Committee reviews cybersecurity incidents, metrics, and the state of the program.

Our cybersecurity risk management program is principally managed by our Global Information Systems team, which is led by our Chief Information and Security Officer, who reports directly to our Chief Executive Officer, as well as our Deputy Chief Information Security Officer (Deputy CISO). Our Chief Information and Security Officer and Deputy CISO combined have more than 40 years of experience in cybersecurity and/or information technology risk management, have relevant certification, and are active in a variety of cybersecurity related boards and organizations. Our Chief Information and Security Officer also serves as the officer who reports directly to senior management and makes regular reports to the Audit Committee and Board of Directors as described in this Item 1C. Under the direction of our Chief Information and Security Officer and Deputy CISO, we monitor developments that could affect our long-term organizational cybersecurity strategy based on threats globally and work to enhance our cybersecurity program as needed in response to such developments.

Item 2. PROPERTIES

Facilities

Our corporate headquarters are in Madison, Wisconsin. We lease approximately 460,000 square feet world-wide. We lease approximately 289,000 square feet in Madison, Wisconsin for product development, manufacturing, administrative, training and warehouse space. We lease approximately 59,000 square feet in Sunnyvale and Santa Clara, California for product research and development and administrative functions. We lease approximately 20,000 square feet in Morges, Switzerland, for administrative functions, and lease approximately 5,400 square feet in Genolier, Switzerland for training. We lease approximately 42,000 square feet of space in a manufacturing facility in Chengdu, China. We also lease offices in Solon, Ohio for research and development functions; and lease international offices in China; Hong Kong; Japan; Korea; India; and Spain.

We believe our current facilities are adequate to meet our current needs, but additional space, including additional radiation shielded areas in which systems can be assembled and tested, may be required in the future to accommodate anticipated increases in manufacturing needs.

Item 3. LEGAL PROCEEDINGS

Refer to Note 8. Commitments and Contingencies, to the consolidated financial statements for a description of certain legal proceedings currently pending against the Company. From time to time, we are involved in legal proceedings arising in the ordinary course of our business.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ARAY.”

As of August 22, 2025, there were 164 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders and believe the number of stockholders of record underestimates our total number of stockholders.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our consolidated financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report on Form 10‑K, particularly in “Risk Factors.” See “Special Note Regarding Forward‑Looking Statements” for more information. This section generally discusses the results of our operations for the year ended June 30, 2025, compared to the year ended June 30, 2024. For a discussion of the year ended June 30, 2024 compared to the year ended June 30, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on September 19, 2024.

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

Our innovative technologies, the CyberKnife and TomoTherapy® platforms, including the Radixact System, our next generation TomoTherapy platform, are designed to deliver advanced treatments, including stereotactic radiosurgery (“SRS”), stereotactic body radiation therapy (“SBRT”), intensity modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), and adaptive radiation therapy (“ART”). The CyberKnife and TomoTherapy platforms have complementary clinical applications with the same goal: to empower our customers to deliver the most precise and accurate treatments while still minimizing dose to healthy tissue, helping to reduce the risk of side effects that may impact patients’ quality of life. Each of these systems serves patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities. The CyberKnife platform is also used by neurosurgeons specializing in radiosurgery to treat patients with tumors in the brain and spine, and neurologic and/or endocrine disorders. In addition to these products, we also provide services which include post-contract customer support (warranty period services and post-warranty services), installation services, training, and other professional services.

Current Economic Conditions

We are subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including high interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; geopolitical concerns, such as the Russian-Ukraine and the Middle East conflicts and increasing tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; changes in government administration policy positions; recent executive orders to impose new tariffs on global imports and uncertainties regarding impact, retaliations and further escalation, including against other countries; as well as other factors that may emerge. In particular, we are continuing to navigate supply chain and inflation challenges both of which continues to have a negative impact on our results of operations.

We expect that our customers’ business and our business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. Inflation and the ongoing supply chain challenges and logistics costs have materially affected our gross margins and net income (loss), and we expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistics expenses through at least calendar year 2025, and potentially longer. In addition, the Company expects inflation and the ongoing supply chain challenges and logistics costs to impact its cash from operations through at least calendar year 2025. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time.

As a global company, approximately 70% of our raw materials and product components are sourced within the U.S. and finished products are assembled and manufactured within the U.S. with over 80% exported throughout the world. There remains significant tariff uncertainty, including related to existing tariffs associated with U.S.-China trade, which we expect will continue to have incremental costs to the company. If existing tariffs increase, we would expect minimal shipments to China despite customer demand. We are working to implement mitigations to the tariff policy impacts, however, we cannot predict the full impact or timing of such efforts and expect that sales to China will be adversely impacted, and our financial results will be adversely impacted through at least the first half of fiscal year 2026.

Our past results may not be indicative of our future performance, and historical trends including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially. Accordingly, management is carefully evaluating our liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to these factors continues to unfold. We also continue to evaluate our operating expenses. Our Board of Directors and our Compensation Committee determined that no payouts pursuant to the company bonus plan would be paid for fiscal year 2025 given that we would not have been compliant with the debt covenants in effect at the beginning of fiscal year 2025 and to reduce operating expenses and conserve cash in light of the uncertain macroeconomic environment due to tariffs. We also continue to evaluate our real estate needs and continue to assess our operations and how and to what extent we will continue to utilize our current real estate assets. The risks related to our business, including further discussion of the impact and possible future impacts of current economic conditions on our business, are further described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

The JV sells our products in China, much like a distributor and also manufactures and sells a locally branded “Made in China” radiotherapy device, the Tomo C radiation therapy system, in the Class B license category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China. In September 2023, we received approval for our Class B device from the National Medical Products Administration (“NMPA”) and our Accuray Precision Treatment Planning System for the Class B device was approved by the NMPA in June 2024. The JV also distributes other Accuray treatment delivery systems like the Radixact and CyberKnife treatment delivery systems, including the Radixact SynC and CyberKnife S7 Systems, which received NMPA approval in January 2025. The JV also distributes other Accuray treatment delivery systems like the Radixact and CyberKnife treatment delivery systems.

There remains significant tariff uncertainty, including related to existing tariffs associated with U.S.-China trade, which we expect will continue to have incremental costs to the company. We are working to implement mitigations to the tariff policy impacts, however, we cannot predict the full impact or timing of such efforts and expect that sales to China will be adversely impacted, and our financial results will be adversely impacted through at least the first half of fiscal year 2026.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Years Ended June 30,
	2025	2024
Gross orders	$288,035	$342,148
Age-ins	25,753	21,726
Age-outs	(125,529)	(127,113)
Cancellations	(7,725)	(14,504)
Currency impacts and other	(3,301)	(11,343)
Net orders	$177,233	$210,914
Order backlog at the end of the period	$426,972	$487,319

Gross Orders and Book-to-Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period, adjusted for any revisions to existing orders during the period.

Gross orders decreased by $54.1 million during the year ended June 30, 2025, as compared to the year ended June 30, 2024, mostly due to a decrease in gross orders from the Americas region.

Our book-to-bill ratio is defined as gross orders for the period divided by product revenue for the period. Our book-to-bill ratio for the year ended June 30, 2025, was 1.2 as compared to 1.5 for the year ended June 30, 2024. A book-to-bill ratio greater than 1.2 indicates strong demand for our products. This metric allows management to monitor our business development efforts to ensure we grow our backlog and our business over time.

In recent years, the percentage of gross orders received from our distribution partners in the international markets represented 81% and 74% of gross orders for fiscal year ended June 30, 2025 and 2024, respectively. We anticipate that distributor orders from international markets will continue to represent a significant portion of our gross orders in the foreseeable future. International orders are affected by foreign currency fluctuation as well as government programs that stimulate the purchase of healthcare products, both of which could affect the demand for our products and timing of orders from period to period. In addition, our order-to-revenue conversion cycle for international distributor orders has been generally longer, compared to that of direct channel sales and could cause fluctuations in our age-outs from period to period.

Net Orders

Net orders are defined as gross orders, less cancellations, age-outs net of age-ins, foreign exchange and other adjustments during the period. Net orders decreased by $33.7 million during the year ended June 30, 2025, as compared to the year ended June 30, 2024, primarily due to the decrease in gross orders, partially offset by $6.8 million in lower cancellations and $8.0 million in favorable foreign exchange currency impacts.

Results of Operations

Fiscal 2025 results compared to fiscal 2024

Net revenue

Net revenue by sales classification is as follows:

	Years Ended June 30,
(Dollars in thousands)	2025	2024	Percent Change
Products (a)	$237,580	$234,164	1%
Services (b)	220,925	212,387	4%
Net revenue	$458,505	$446,551	3%
Products revenue as a percentage of net revenue	52%	52%
Services revenue as a percentage of net revenue	48%	48%

a)
Includes sales of products to the JV, an equity method investment, of $101,563 during the year ended June 30, 2025, and $77,497 during the year ended June 30, 2024, respectively. See Note 11.
b)
Includes sales of services to the JV, an equity method investment, of $18,521 during the year ended June 30, 2025, and $15,039 during the year ended June 30, 2024, respectively. See Note 11.

Products net revenue increased by $3.4 million during the year ended June 30, 2025, as compared to the year ended June 30, 2024, mostly driven by a $5.9 million increase in revenue from upgrades, partially offset by lower revenue from unit sales due to product mix.

Services net revenue increased by $8.5 million during the year ended June 30, 2025, as compared to the year ended June 30, 2024, primarily due to a $4.0 million increase in revenue from service contracts as a result of growth in our installed base and a $3.8 million increase in revenue from the purchase of spare parts from customers.

Net revenue by geographic region, which is based on the shipping location of our customer, is as follows:

	Years Ended June 30,
(Dollars in thousands)	2025	2024	Percent Change
Americas	$88,768	$90,156	(2)%
EIMEA	144,264	168,611	(14)%
China	124,475	103,412	20%
Japan	53,622	55,682	(4)%
Asia Pacific	47,376	28,690	65%
Net revenue	$458,505	$446,551	3%

Net revenue increased $12.0 million during the year ended June 30, 2025, as compared to the year ended June 30, 2024. Products net revenue increased primarily due to a higher volume of the shipment of systems in our China and APAC regions, partially offset by a decrease in the volume of the shipment of systems in our EIMEA region. Services net revenue increased primarily in our EIMEA, China and Japan regions, partially offset by a decrease in services net revenue in our Americas region. The decrease in net revenue from EIMEA was due to lower product sales in fiscal year 2025, which was impacted by geopolitical disruptions in the region.

Gross profit

Gross profit is as follows:

	Years Ended June 30,
(Dollars in thousands)	2025	2024	Percent Change
Gross profit	$146,967	$142,921	3%
Total gross profit as a percentage of net revenue	32.1%	32.0%

Gross profit increased by $4.0 million during the year ended June 30, 2025, as compared to the year ended June 30, 2024, due to an increase in net revenue, partially offset by a $3.6 million increase in the net deferred gross profit on sales to the JV.

Operating Expenses

	Years Ended June 30,
(Dollars in thousands)	2025	2024	Percent Change
Research and development	$47,942	$49,732	(4)%
Selling and marketing	43,315	42,619	2%
General and administrative	47,871	50,066	(4)%
Total operating expenses	$139,128	$142,417
Research and development as a percentage of net revenue	10%	11%
Selling and marketing as a percentage of net revenue	9%	10%
General and administrative as a percentage of net revenue	10%	11%
Total operating expenses as a percentage of net revenue	30%	32%

Research and development expenses decreased by $1.8 million during the year ended June 30, 2025, as compared to the year ended June 30, 2024, primarily due to $2.5 million in lower compensation and benefits resulting from a reduction in headcount in fiscal year 2025 driven by our restructuring program in fiscal year 2024, and $1.7 million for the capitalization of internal labor for software development to be sold, partially offset by $1.1 million in higher spending for research and development projects and an a $1.0 million increase in facility and information system costs.

Selling and marketing expenses increased by $0.7 million during the year ended June 30, 2025, as compared to the year ended June 30, 2024, primarily due to investments in our sales operations infrastructure and an increase in travel costs, partially offset by a $1.6 million decrease in commissions due to lower sales in the Americas and EIMEA regions in fiscal year 2025.

General and administrative expenses decreased by $2.2 million during the year ended June 30, 2025, as compared to the year ended June 30, 2024, primarily due to a $2.1 million decrease in consulting costs driven by the completion of the implementation of our ERP system in fiscal year 2024 and a $1.9 million reduction in rental expense due to cost savings measures, partially offset by a $1.9 million increase in compensation and benefits that was driven by merit increases and stock-based compensation.

Income from equity method investment

	Years Ended June 30,
(Dollars in thousands)	2025	2024	Percent Change
Income from equity method investment	$4,714	$1,838	156%

Income from the equity method investment increased by $2.9 million during the year ended June 30, 2025, as compared to the year ended June 30, 2024, primarily as a result of an increase in revenues from the JV.

Interest expense

	Years Ended June 30,
(Dollars in thousands)	2025	2024	Percent Change
Contractual interest coupon	$(10,221)	$(10,552)	(3)%
Accrued paid-in-kind interest	(616)	-	n/a
Amortization of debt financing costs and discount for warrants issued to lenders	(1,439)	(956)	51%
Other	(678)	(116)	484%
Total interest expense	$(12,954)	$(11,624)	11%

Interest expense increased $1.3 million during the year ended June 30, 2025, as compared to the year ended June 30, 2024, primarily due to interest paid-in-kind accrued on the new Term Loan Facility and additional debt financing costs related to the new Term Loan Facility.

Gain on extinguishment of debt

We recorded a $1.5 million gain on the extinguishment of a portion of our Convertible Notes and our prior term loan facility. The gain on extinguishment is comprised of a $2.4 million gain on the settlement of shares issued to the holders of the Convertible Notes offset by $0.9 million from the write-off of unamortized debt issuance costs.

Loss from change in fair value of warrant liability

We recorded a $0.5 million loss due to the change in the fair value of the Penny Warrants from the issuance date through June 30, 2025.

Other income (expense), net

	Years Ended June 30,
(Dollars in thousands)	2025	2024	Percent Change
Interest income	$1,192	$1,231	(3)%
Foreign currency exchange gain (loss)	1,573	(2,046)	177%
Costs for foreign currency forward contracts	(2,376)	(1,811)	31%
Other, net	170	88	93%
Total other income (expense), net	$559	$(2,538)	122%

Other income (expense), net, increased by $3.1 million during the year ended June 30, 2025, as compared to the year ended June 30, 2024, primarily driven by foreign currency transaction gains in fiscal year 2025.

Provision for income taxes

	Years Ended June 30,
(Dollars in thousands)	2025	2024	Percent Change
Provision for income taxes	$2,725	$3,725	(27)%

Provision for income taxes decreased by $1.0 million during the year ended June 30, 2025, as compared to the year ended June 30, 2024, primarily due to lower foreign earnings and lower deferred tax liabilities on unremitted foreign earnings not considered permanently reinvested.

Liquidity and Capital Resources

At June 30, 2025, we had $57.4 million in cash and cash equivalents. Cash from operations could be affected by various risks and uncertainties, including, declines in our revenue, particularly without a corresponding decrease in our expenses, the timing of payments from our customers and our expenditures, as well as but not limited to, macroeconomic conditions, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations, and the risks included in Part I, Item 1A titled “Risk Factors.” In particular, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least calendar year 2025. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted net revenue since fiscal year 2024, and we expect that this will continue to have an impact through fiscal year 2026. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by macroeconomic conditions.

Our liquidity and cash flows have been and could continue to be materially impacted by factors other than our cash from operations and factors that are not in our control, such as current macroeconomic factors, including facility closures, supply chain disruptions, inflation, foreign currency exchange rate fluctuations, increased volatility in the financial markets, uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program, changes in government administration policy positions, recent executive orders to impose new tariffs on global imports and uncertainties regarding impact, retaliations and further escalation, including against other countries, and tightening of credit markets which could impact debt availability. These factors have and could continue to negatively impact our business operations and cash flows for the foreseeable future, including reductions in revenue, decreases in gross margin and delays in payments from customers, as well as declines or delays in the conversion of backlog to revenue. Certain of our revenue may not be collectible to the extent our customers suffer financial difficulty. There remain uncertainties as to how the current macroeconomic environment will impact our business, results of operations, access to sources of liquidity and financial condition in the future. As a result, we are unable to predict with certainty the impact of these factors on our ability to maintain compliance with the financial covenants contained in the Financing Agreement (as defined below).

On June 6, 2025, we entered into a senior secured credit agreement (the “Financing Agreement”) by and among the Company, as borrower (the “Borrower”), TCW Asset Management Company LLC, a leading global asset manager (“TCW”), as collateral agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Collateral Agent”) and as administrative agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent”, and together with the Collateral Agent, each an “Agent” and collectively, the “Agents”), and certain other parties signatory thereto. The Financing Agreement provides for (a) $150 million of new five-year term loan facilities (the “Term Loan Facilities”), (b) a new $20 million delayed draw term loan facility (the “Delayed Draw Facility”) and (c) a new $20 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facilities and Delayed Draw Facility, the “Facilities”). The proceeds of the Term Loan Facilities were used to fully refinance our existing senior secured indebtedness, which provided for a five-year $80 million term loan facility (the "Prior Term Loan Facility") and a $40 million revolving credit facility (the “Prior Revolving Credit Facility”), and which had $58.0 million and $17.0 million of outstanding balances of the Prior Term Loan Facility and Prior Revolving Credit Facility, respectively, and to fund the aggregate cash payment of approximately $68.5 million as part of the Exchange (as defined below) of a portion of the Company’s 3.75% Convertible Senior Notes due 2026 (the “Convertible Notes”). The proceeds of the Delayed Draw Facility may be used to fund any future repurchases of outstanding Convertible Notes. The proceeds of loans drawn under the Revolving Credit Facility will be used to fund the general working capital needs and general corporate purposes of the Company and its subsidiaries. The Facilities’ stated maturity date is June 6, 2030.

On June 6, 2025, concurrently with its entry into the Financing Agreement, the Company issued detachable warrants to purchase the Company’s common stock to certain of its lenders (the “Warrant Holders”) under the Financing Agreement. The Warrant Holders were issued warrants to purchase (i) 17,180,710 shares of common stock with an exercise price of $1.68 per share, exercisable on and after December 7, 2025 and expiring on June 6, 2032 (the “Premium Warrants”) and (ii) 6,247,531 shares of common stock with an exercise price of $0.01 per share (“Penny Warrants” and together with the Premium Warrants, the “Warrants”), exercisable immediately and expiring on June 6, 2032. No Penny Warrants were exercised as of June 30, 2025. Pursuant to the terms of the Financing Agreement, if the Company uses the Delay Draw Facility, the Company will be obligated to issue additional detachable warrants on terms substantially similar to the Warrants to certain of its lenders under the Financing Agreement.

The Warrants have certain anti-dilution protection provisions, including price protection anti-dilution protection in the event that we sell stock at a price below $1.00 in the case of the Penny Warrants and $1.25 in the case of the Premium

Warrants. We agreed to issue the Warrants in connection with, and to induce the lenders to enter into, the Financing Agreement.

Interest on the borrowings under the Facilities is payable in arrears on the applicable interest payment date at an interest rate equal to, at the Company’s option, either: (i) a term SOFR-based rate (subject to a 2.00% per annum floor), plus an applicable margin of 8.50%, per annum or (ii) a base rate (subject to a 3.00% per annum floor), plus an applicable margin of 7.50% per annum. The agreement provides the option for payment-in-kind (“PIK”) interest up to 6.00% per annum (subject to an increase in applicable margin of 1/3 of 1.00% per annum for each 1.00% per annum of interest elected to be paid in kind), which PIK interest will be capitalized on the applicable interest payment date and will be added to the then-outstanding principal amount of the term loan. In June 2025, we accrued $0.6 million in PIK interest and we elected the maximum PIK option for the first interest payment date of fiscal year 2026. The Financing Agreement requires the Borrower to pay the lenders with commitments under the Revolving Credit Facility an unused commitment fee equal to 0.50% per annum of the average unused portion of the Revolving Credit Facility. See Note 8. Commitments and Contingencies to the consolidated financial statements for future cash payments related to the Term Loan Facilities.

In addition, on June 5, 2025, we entered into separate, privately-negotiated exchange agreements with a limited number of existing holders of the Convertible Notes (the “Convertible Noteholders”) to exchange (the “Exchange”) approximately $82.0 million aggregate principal amount of the Convertible Noteholders’ existing Convertible Notes for (i) an aggregate of 8,881,579 shares of the Company’s common stock (the “Shares”), valued at $1.52 per share based on the closing stock price on June 5, 2025, or $13.5 million in the aggregate and (ii) an aggregate cash payment of approximately $68.5 million. On June 11, 2025, we issued the Shares to the Convertible Noteholders valued at $1.25 per share based on the closing stock price on June 11, 2025, which resulted in a $2.4 million gain. Following the closing of the Exchange, approximately $18.0 million aggregate principal amount of the Convertible Notes remain outstanding and will be due on June 1, 2026. We intend to use operating cash to pay the remaining balance of the Convertible Notes, but we can also access the $20.0 million Delayed Draw Facility to fund the repayment if necessary. The Convertible Notes are classified as short-term debt on consolidated balance sheets.

Additionally, the undistributed earnings of our foreign subsidiaries as of June 30, 2025, for all countries except Japan, France, Switzerland and the United Kingdom are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of our foreign earnings could be subject to income taxes. As of June 30, 2025, we had $10.5 million of cash and cash equivalents at our foreign subsidiaries that are considered to be indefinitely reinvested. If such funds were repatriated, there will be additional foreign tax withholdings imposed, depending on the country from which the funds were repatriated.

Cash Flows

	Years Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$2,860	$(11,904)
Net cash used in investing activities	(8,523)	(3,601)
Net cash used in financing activities	(4,252)	(3,951)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,657	(1,354)
Net decrease in cash, cash equivalents and restricted cash	$(8,258)	$(20,810)

Cash Flows From Operating Activities

Net cash provided by operating activities was $2.9 million during the year ended June 30, 2025, resulting primarily from an increase of $22.7 million in non-cash items partially offset by a decrease of $18.2 million in the net changes in assets and liabilities.

•
Non-cash items primarily consisted of share-based compensation expense of $10.2 million, a $7.7 million increase in the net deferred gross profit on sales to the JV, $6.2 million in depreciation and amortization expense, partially offset by $4.7 million in income from our equity method investment.

•
The major contributors to the decrease in net changes of assets and liabilities during the year ended June 30, 2025 were as follows: a $18.7 million decrease in accounts payable due to the timing of payments, and a $9.1 million increase in inventories primarily due to increased costs for parts, partially offset by a $13.4 million decrease in accounts receivable primarily due to improved collections fiscal year 2025.

Cash Flows From Investing Activities

Net cash used in investing activities was $8.5 million during the year ended June 30, 2025, was due to spending $4.3 million for the purchase of property and equipment and $4.2 million in costs for capitalized investments for software to be sold.

Cash Flows From Financing Activities

Net cash used in financing activities was $4.3 million during the year ended June 30, 2025 and was due to paying $13.1 million in debt financing costs, which included $4.8 million in debt discount costs, for the new Term Loan Facility. The $150.0 million of proceeds from the new Term Loan Facility was used to refinance the Convertible Notes, Prior Term Loan Facility and Prior Revolving Credit Facility. As part of the refinancing, the Company paid $68.5 million to settle a portion of the Convertible Notes, and $58.0 million and $17.0 million to fully settle the outstanding balances of the Prior Term Loan Facility and Prior Revolving Credit Facility, respectively.

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

Operating and Capital Expenditure Requirements and Contractual Obligations

Our purchase commitments and obligations include all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services and acquisition and licensing of intellectual property. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our long-term material cash requirements include principal and interest payments and lease obligations. See Note 4, “Leases” to the Notes to the consolidated financial statements for further information.

Inflation

In recent years, we experienced rising costs for certain materials, including increased logistics and duties costs that adversely affected our gross margins and net income (loss), and had a material effect on our business, financial condition and results of operations. Gross margins and net income (loss) may continue to be adversely affected by increased material costs and freight and logistics expenses through at least calendar year 2025, and potentially longer, as we are unable to pass all of these increased costs to our customers. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least calendar year 2025. Continued pressure from inflationary factors, such as further increases in the cost of materials for our products, cost of labor, interest rates, overhead costs, logistics and duties costs could further exacerbate these effects and harm our business, operating results, and financial condition.

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

All of our significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note 1, The Company and its Significant Accounting Policies, to the consolidated financial statements. The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Management believes the critical accounting policies and estimates are those related to revenue recognition and the assessment of stand-alone selling price ("SSP"), and the valuation of inventories.

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

For the years ended June 30, 2025, and 2024, there was one customer that represented 10% or more of total net revenue. We had one customer as of June 30, 2025 and June 30, 2024, respectively, that accounted for more than 10% of our total accounts receivable, net.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Swiss Franc, Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore, expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of June 30, 2025, we had open currency forward contracts to purchase or sell foreign currencies with stated, or notional value, of approximately $43.5 million.

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

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Financing Agreement and our Convertible Notes. The interest rates on the Convertible Notes are fixed and the interest rate on the Term Loan Facilities are tied to a variable rate. As of June 30, 2025, the Financing Agreement included borrowings under the Term Loan Facility of $150.0 million. The interest on the borrowings under the Financing Agreement is payable at the Company’s option, either: (i) a term SOFR-based rate (subject to a 2.00% per annum floor), plus an applicable margin of 8.50%, per annum or (ii) a base rate (subject to a 3.00% per annum floor), plus an applicable margin of 7.50% per annum. If the amount outstanding under the Financing Agreement remained at this level for the next 12 months and interest rates increased or decreased by a 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.8 million. Refer to Note 7, Debt to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion regarding our debt obligations.

Equity Price Risk

On May 13, 2021, we issued approximately $100.0 million aggregate principal amount of Convertible Notes. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 170.5611 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $5.86 per share of common stock, subject to adjustment. On June 5, 2025, as part of the Financing Agreement, we paid $82.0 million to the Convertible Note holders. As of June, 30, 2025, the Company currently has $18.0 million Convertible Notes outstanding. There is no equity price risk if the share price of our common stock is below $5.86 upon conversion of the Convertible Notes. For every $1 that the share price of our common stock exceeds $5.86, we expect to issue an additional $3.1 million in cash or shares of our common stock, or a combination thereof, if all of the remaining Convertible Notes are converted.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 28, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Determination of standalone selling price

As described further in note 1 to the consolidated financial statements, the Company’s contracts with customers often include multiple performance obligations. The Company applies the five steps of Financial Accounting Standards Board Topic 606, Revenue from Contracts with Customers, in the determination of revenue to be recognized, with step four related to the allocation of the transaction price to multiple performance obligations. The transaction price of each contract is allocated to individual performance obligations based upon relative stand-alone selling price (“SSP”). The SSP of performance obligations is determined based on observable prices at which the Company separately sells the products and services. If the SSP is not directly observable, the Company will estimate the SSP considering market conditions, entity specific factors, and information about the customer or class of customer that is reasonably available. We identified the determination of the SSP of performance obligations as a critical audit matter.

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
•
considered how management determined the disaggregation of distinct customer groups;
•
determined the appropriateness of discount rates applied to list prices based on the Company’s pricing strategy and target margins for customer groups, including comparing the discount rates to internal pricing policies;
•
recalculated and validated the inputs used in the calculation;
•
made inquiries of staff members outside of the accounting department to determine if there are factors that could have indicated a change in the Company’s go-to market strategy;
•
compared the SSP indicated by management’s analysis to known orders at the performance obligation level for a sample of items; and
•
compared SSP at the performance obligation level to the prior year and evaluated the reasons for significant relative fluctuations.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

San Jose, California

August 28, 2025

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$57,416	$68,570
Restricted cash	574	485
Accounts receivable, net of allowance for credit losses of $369 and $2,251 as of June 30, 2025 and June 30, 2024, respectively (a)	83,192	92,001
Inventories	141,020	138,324
Prepaid expenses and other current assets (b)	33,501	23,006
Deferred cost of revenue	1,762	850
Total current assets	317,465	323,236
Noncurrent assets:
Property and equipment, net	28,658	24,774
Investment in joint venture	4,612	9,826
Operating lease right-of-use assets, net	33,115	33,773
Goodwill	57,802	57,672
Restricted cash	4,144	1,337
Other assets	24,443	18,009
Total assets	$470,239	$468,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,033	$50,020
Accrued compensation	14,573	17,128
Operating lease liabilities	7,375	6,218
Other accrued liabilities	29,361	28,508
Customer advances	12,197	13,988
Deferred revenue	82,306	71,649
Short-term debt, net	12,734	7,756
Total current liabilities	192,579	195,267
Noncurrent liabilities:
Operating lease liabilities	32,482	32,373
Long-term other liabilities	5,160	7,389
Warrant liability	8,497	—
Deferred revenue	26,566	24,114
Long-term debt, net	123,786	164,400
Total liabilities	389,070	423,543
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of June 30, 2025 and June 30, 2024, respectively; issued and outstanding: 112,643,852 and 100,194,932 shares at June 30, 2025 and June 30, 2024, respectively	113	100
Additional paid-in-capital	602,165	566,887
Accumulated other comprehensive loss	(1,837)	(4,222)
Accumulated deficit	(519,272)	(517,681)
Total stockholders' equity	81,169	45,084
Total liabilities and stockholders’ equity	$470,239	$468,627

(a)
Included accounts receivable from the joint venture, an equity method investment, of $28,452 and $25,339 at June 30, 2025, and June 30, 2024, respectively. See Note 11.
(b)
Included other receivable from the joint venture, an equity method investment, of $377 and $743 at June 30, 2025, and June 30, 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements

Accuray Incorporated

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Years Ended June 30,
	2025	2024
Net revenue:
Products (a)	$237,580	$234,164
Services (b)	220,925	212,387
Total net revenue	458,505	446,551
Cost of revenue:
Cost of products	162,569	161,061
Cost of services	148,969	142,569
Total cost of revenue (c)	311,538	303,630
Gross profit	146,967	142,921
Operating expenses:
Research and development (d)	47,942	49,732
Selling and marketing	43,315	42,619
General and administrative	47,871	50,066
Total operating expenses	139,128	142,417
Income from operations	7,839	504
Income from equity method investment	4,714	1,838
Interest expense	(12,954)	(11,624)
Gain on extinguishment of debt	1,475	—
Loss from change in fair value of warrant liability	(499)	—
Other income (expense), net	559	(2,538)
Income (loss) before provision for income taxes	1,134	(11,820)
Provision for income taxes	2,725	3,725
Net loss	$(1,591)	$(15,545)
Net loss per share - basic and diluted	$(0.02)	$(0.16)
Weighted average common shares used in computing net loss per share:
Basic and diluted	102,768	98,272
Net loss	$(1,591)	$(15,545)
Foreign currency translation adjustment	1,557	(2,445)
Change in defined benefit pension obligation	828	(2,199)
Comprehensive income (loss)	$794	$(20,189)

(a)
Includes sales of products to the joint venture, an equity method investment, of $101,563 during the year ended June 30, 2025, and $77,497 during the year ended June 30, 2024. See Note 11.

(b)
Includes sales of services to the joint venture, an equity method investment, of $18,521 during the year ended June 30, 2025, and $15,039 during the year ended June 30, 2024. See Note 11.

(c)
Includes cost of revenue from sales to the joint venture, an equity method investment, of $74,421 during the year ended June 30, 2025, and $59,853 during the year ended June 30, 2024. See Note 11.

(d)
Includes charge backs to the joint venture, an equity method investment, related to research and development of $1,482 during the year ended June 30, 2025 and $942 during the year ended June 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2023	96,535	97	555,276	422	(502,136)	53,659
Issuance of common stock to employees	3,707	3	2,244	—	—	2,247
Tax withholding upon vesting of restricted stock units	(47)	—	(117)	—	—	(117)
Share-based compensation	—	—	9,484	—	—	9,484
Net loss	—	—	—	—	(15,545)	(15,545)
Cumulative translation adjustment	—	—	—	(2,445)	—	(2,445)
Change in defined benefit pension obligation	—	—	—	(2,199)	—	(2,199)
Balance at June 30, 2024	100,195	$100	$566,887	$(4,222)	$(517,681)	$45,084
Issuance of common stock to employees	3,612	4	1,623	—	—	1,627
Tax withholding upon vesting of restricted stock units	(45)	—	(90)	—	—	(90)
Share-based compensation	—	—	10,201	—	—	10,201
Fair value of warrants issued with debt	—	—	12,822	—	—	12,822
Stock issued to settle Convertible Notes	8,882	9	10,722	—	—	10,731
Net loss	—	—	—	—	(1,591)	(1,591)
Cumulative translation adjustment	—	—	—	1,557	—	1,557
Change in defined benefit pension obligation	—	—	—	828	—	828
Balance at June 30, 2025	112,644	$113	$602,165	$(1,837)	$(519,272)	$81,169

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(1,591)	$(15,545)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,150	5,905
Share-based compensation	10,201	9,484
Amortization of debt financing costs and discount for warrants issued to lenders	1,439	955
Gain on extinguishment of debt	(1,475)	—
Non-cash interest paid-in-kind	616	—
Loss from change in fair value of warrant liability	499	—
Recovery from credit losses	(101)	(479)
Provision for write-down of inventories	2,216	6,022
Income from equity method investment	(4,714)	(1,838)
Net deferred gross profit on sales to the JV	7,666	4,098
Provision for deferred income taxes	156	1,402
Changes in assets and liabilities:
Accounts receivable	13,356	(15,826)
Inventories	(9,109)	(3,998)
Prepaid expenses and other assets	(2,542)	6,116
Deferred cost of revenue	(912)	(275)
Accounts payable	(18,674)	17,365
Operating lease liabilities, net of operating lease right-of-use assets	620	321
Accrued liabilities	(5,906)	(16,506)
Customer advances	(2,440)	(6,619)
Deferred revenues	7,405	(2,486)
Net cash provided by (used in) operating activities	2,860	(11,904)
Cash flows from investing activities
Purchases of property and equipment, net	(4,272)	(3,601)
Capitalized costs for software to be sold	(4,251)	—
Net cash used in investing activities	(8,523)	(3,601)
Cash flows from financing activities
Proceeds from the issuance of common stock to employees	1,627	2,247
Taxes paid related to net share settlement of equity awards	(90)	(117)
Proceeds from Term Loan due 2030	150,000	—
Debt financing costs	(13,289)	(81)
Paydown of Prior Convertible Notes	(68,500)	—
Paydown of Prior Term Loan Facility	(64,000)	(6,000)
Borrowings under the Prior Revolving Credit Facility	27,000	5,000
Repayments under the Prior Revolving Credit Facility	(37,000)	(5,000)
Net cash used in financing activities	(4,252)	(3,951)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,657	(1,354)
Net decrease in cash, cash equivalents and restricted cash	(8,258)	(20,810)
Cash, cash equivalents and restricted cash at beginning of period	70,392	91,202
Cash, cash equivalents and restricted cash at end of period	$62,134	$70,392

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Years Ended June 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$3,870	$1,749
Cash paid for interest	$9,737	$10,520
Supplemental non-cash disclosure:
Fair value of stock issued to settle Convertible Notes	$11,102	$—
Fair value of warrants issued with debt	$21,105	$—
Unpaid purchase of property and equipment at end of year	$888	$445
Unpaid capitalized software costs at end of year	$258	$—
Transfers from inventory to property and equipment	$3,709	$3,438
Transfer of inventory to other assets	$1,218	$—
Transfer of lease liabilities to leasehold improvements	$1,251	$2,593
Transfer of other assets to property and equipment	$242	$—
Dividend receivable from joint venture	$2,453	$2,460

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

Risks and Uncertainties

The Company is subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including high interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; geopolitical concerns, such as the Russia-Ukraine and Middle East conflicts and increasing tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; changes in government administration policy positions; recent executive orders to impose new tariffs on global imports and uncertainties regarding impact, retaliations and further escalation, including against other countries; and other factors that may emerge. The Company is also continuing to navigate supply chain and inflation challenges, both of which continues to be a significant headwind that affects the Company’s results of operations.

The Company expects that the business of its customers and its own business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. In addition, ongoing supply chain challenges and logistics costs, including difficulties in obtaining a sufficient supply of component materials and increased component costs, have adversely affected the Company's gross margins and net income (loss), and the Company currently expects that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistics expenses through at least calendar year 2025, and potentially longer. In addition, the Company expects inflation and the ongoing supply chain challenges and logistics costs to impact its cash from operations through at least calendar year 2025. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted net revenue since fiscal year 2024, and the Company expects this will continue to have an impact through fiscal year 2026. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity, however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time. The Company’s past results may not be indicative of its future performance, and historical trends, including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by geopolitical and macroeconomic conditions. Based on the balance of the Company’s cash and cash equivalents, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. The Company, however, is unable to predict with certainty the impact that geopolitical and macroeconomic conditions, including their effect on the global supply chain, inflation and foreign currency exchange rates, will have on its ability to maintain compliance with the covenants contained in the Financing Agreement (as defined below), including financial covenants regarding the consolidated fixed charge coverage ratio, consolidated leverage ratio and minimum liquidity requirements.

Failing to comply with the covenants to the Financing Agreement could adversely affect the Company’s ability to finance its future operations or capital needs, withstand a future downturn in its business or the economy in general, engage in business activities, including future opportunities that may be in its interest, and plan for or react to market conditions or otherwise execute its business strategies. The Company’s ability to comply with the covenants and other terms governing the Financing Agreement will depend in part on its future operating performance. In addition, because substantially all of the Company’s assets are pledged as collateral under the Financing Agreement, if the Company is not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by the Company’s lenders. Failure to satisfy the covenants and other terms governing the Financing Agreement in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or additional amendments to the Financing Agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendments and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing. There can be no assurance that the Company would be able to obtain replacement financing on acceptable terms, or at all, on a timely basis. There can be no assurance that the Company would be able to satisfy its obligations if any of its indebtedness is extended. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

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

Restricted cash primarily consists of cash held in bank accounts which are for certificates of deposit held as guarantees in connection with customer contracts and corporate leases, and funds held as guarantees for Value‑Added Tax (“VAT”) obligations in a foreign jurisdiction.

Fair Value Measurements

The carrying values of the Company’s financial instruments including cash equivalents, restricted cash, accounts receivable, and accounts payable, are approximately equal to their respective fair values due to the relatively short‑term nature of these instruments. The Company’s Term Loan Facilities approximated fair value due to variable interest rate charged on the borrowings, which reprice frequently. The Company’s convertible debt is measured on a recurring basis. The Company’s Premium Warrants were recorded at their relative fair value in additional paid-in capital at the time of issuance, and its warrant liabilities are remeasured to their respective fair value each reporting period. See Note 6, Fair Value Measurements, of the notes to consolidated financial statements for further information.

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

The Company had one customer that represented 10% or more of total net revenue for the years ended June 30, 2025 and 2024, respectively. The Company had one customer as of June 30, 2025 and 2024, respectively, that accounted for more than 10% of accounts receivable, net.

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

The Company offers customers the opportunity to trade in their older systems for a discount off the purchase of a new system. The Company generally does not provide specific trade-in prices or upgrade rights at the time of purchase of the original system. Trade-in or upgrade transactions are based on the fair value of the products when sold and are separately negotiated, taking into consideration circumstances existing at the time the trade-in or upgrade is delivered. Accordingly, implied trade-ins and upgrades discounts are not considered separate performance obligations in system sales agreements. During fiscal years 2025 and 2024, no fair value has been assigned to any of the systems that were traded-in.

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

Software Capitalization Costs

Certain costs for the development of new software products and the substantial enhancements to existing software products for internal use are capitalized when it is considered probable that the software will be fully developed and used to perform its intended function. Capitalized costs for the development of internal use software are included in property, plant and equipment, net on the consolidated balance sheets. Capitalized costs for internal use software are amortized on a straight-line basis over its estimated useful life, which is generally five years. Costs related to the preliminary project stage, post-implementation, training and maintenance are expensed as incurred.

Certain costs for the development of software the Company plans to sell, lease or market on its own or as part of another product is capitalized once technological feasibility is achieved. The Company will capitalize costs until the product is ready to be sold, at which time, it will amortize the capitalized costs over the estimated useful life. Costs for the development of software the Company plans to sell is recorded in Other assets on the consolidated balance sheets.

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

Goodwill

Goodwill is not amortized but is evaluated for impairment on an annual basis and when impairment indicators are present. The Company has assessed that it has one operating segment and one reporting unit, and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. The Company estimates the fair value of the reporting unit based on the Company’s closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the estimated fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required. There was no impairment of goodwill identified in the fiscal years ended June 30, 2025 and 2024.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Distinguishing Liabilities from Equity ASC 480 (“ASC 480”) and Derivatives and Hedging ASC 815, (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued warrants that meet all of the criteria for equity classification, the warrants are recorded at their relative fair value in additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and remeasured at each balance sheet date thereafter. In accordance with the guidance contained in ASC 815, the Premium Warrants (as defined in Note 7) qualify for equity treatment. The fair value of the Premium Warrants was estimated using a Black-Scholes method (see Note 9 “Stockholders’ Equity” for more information). The Penny Warrants (as defined in Note 7) do not qualify as equity and are recorded as a liability at fair value. Changes in the estimated fair value of the Penny Warrants are recognized as a non-cash gain or loss on the statements of operations and comprehensive income (loss).

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

Earnings Per Common Share

Basic earnings per share is computed based on the weighted average number of shares of common stock and warrants outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding share awards. Potentially dilutive shares of the Company’s common stock are excluded from the computation of diluted net loss per share for loss periods presented because including them would have been anti-dilutive. Dilutive earnings per share is the same as basic earnings per share for the periods in which the Company had a net loss because the inclusion of outstanding common stock would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders is as follows (in thousands):

	Years Ended June 30,
	2025	2024
Numerator:
Net loss used to compute basic and diluted loss per share	$(1,591)	$(15,545)
Denominator:
Weighted average shares used to compute basic and diluted loss per share	102,768	98,272
Basic and dilutive net loss per share	$(0.02)	$(0.16)
Anti-dilutive share-based awards, excluded	12,236	14,052
Anti-dilutive warrants	17,181	—

Warrants Issued in Connection with the Long-term Debt

The Company issued approximately 6.2 million detachable warrants with an exercise price of $0.01 per share (“Penny Warrants”) and 17.2 million detachable warrants with an exercise price of $1.68 per share (“Premium Warrants”) to the lenders of our long-term debt (See Note 9. Stockholders’ Equity, for more information). Accounting guidance dictates that shares issuable for little or no cash consideration upon the satisfaction of certain conditions shall be considered outstanding common shares and included in the computation of basic earnings per share. Since the Penny Warrants are issuable for little or no consideration, they are considered outstanding and are included in the weighted average shares to calculate basic and diluted earnings per share for the year ended June 30, 2025.

Outstanding Convertible Notes—Diluted Share Impact

Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof, in cash, the shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Senior Notes due 2026 (the “Notes”) are included in the calculation of diluted net income (loss) per share only if their inclusion is dilutive for periods during which the Notes were outstanding. The shares of common stock issuable upon conversion of the outstanding principal amount of the Notes as of June 30, 2025, and 2024 were 3.1 million, and 17.1 million, respectively, and were not included in the basic and diluted net loss per common share as the effect of adding the shares were anti-dilutive (See Note 7. Debt, for more information).

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

Recent Accounting Pronouncements

Accounting Pronouncements - Adopted

In November 2023, the FASB issued ASU 2023-07 to improve reportable segment disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures to be disclosed in interim periods. The update is effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024. The Company adopted ASU 2023-07 on July 1, 2024. The Company assessed the impact of this update and it did not have a material impact on its consolidated financial statement disclosure requirements.

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

Changes in the contract assets and contract liabilities are as follows (dollars in thousands):

			Change
	June 30, 2025	June 30, 2024	$	%
Contract assets:
Unbilled accounts receivable – current (1)	$11,823	$19,131	(7,308)	(38)
Interest receivable – current (2)	284	305	(21)	(7)
Long-term accounts receivable (3)	3,777	2,859	918	32
Interest receivable – non-current (3)	172	432	(260)	(60)
Contract liabilities:
Customer advances	12,197	13,988	(1,791)	(13)
Deferred revenue – current	82,306	71,649	10,657	15
Deferred revenue – non-current	26,566	24,114	2,452	10

(1)
Included in accounts receivable on the consolidated balance sheets
(2)
Included in prepaid expenses and other current assets on the consolidated balance sheets
(3)
Included in other assets on the consolidated balance sheets

During the year ended June 30, 2025, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized, and changes in transactions with payment terms exceeding 12 months. During the year ended June 30, 2025, contract liabilities changed due to changes in the timing of revenue recognition as a result of changes in shipping timing, modifications to the transaction price, reduced customer deposits for system sales, and for which the warranty was deferred.

During the years ended June 30, 2025 and June 30, 2024, the Company recognized revenues of $62.4 million and $75.3 million, respectively, which were included in the deferred revenue balances at June 30, 2024, and June 30, 2023, respectively.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts, for which performance has already started and the transaction price from executed contracts, for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of June 30, 2025, total remaining performance obligations amounted to $818.2 million. Of this total amount, $64.1 million related to long-term warranty and non-cancellable post-warranty services, which is the estimated revenue expected to be recognized over the remaining service period and warranty period for systems that have been delivered (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's expected revenue recognition based on the remaining performance obligations related to long-term warranty and non-cancellable post-warranty services as of June 30, 2025 (in thousands):

	Fiscal years
	2026	2027	2028	Thereafter
Long-term warranty and service	$28,029	$22,559	$10,369	$3,160

For the remaining $64.1 million of performance obligations (open systems sales, upgrades, training and other miscellaneous items), the Company estimates 32% to 38% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. The Company anticipates a portion of its open contracts may never result in revenue recognition, primarily due to the long sales cycle and factors outside of its control, including changes in customers' needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. Based on historical experience and management's best estimate, approximately 26% of the Company’s $776.9 million open system sales contracts may never result in revenue.

Capitalized Contract Costs

As of June 30, 2025, and 2024, the balance of capitalized costs to obtain a contract was $7.3 million and $9.6 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets.

	Years Ended June 30,
	2025	2024
Capitalized contract costs	$852	$2,958
Amortization of capitalized contract costs	2,726	4,068
Impairment loss on capitalized contracts	421	128

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

A summary of the Company’s financing receivables is presented as follows (in thousands):

	June 30, 2025	June 30, 2024
Financing receivable	$3,842	$2,871
Allowance for credit losses	—	—
Total, net	$3,842	$2,871
Reported as:
Current	$1,082	$1,340
Non-current	2,760	1,531
Total, net	$3,842	$2,871

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Raw materials	$49,001	$57,699
Work-in-process	14,844	13,629
Finished goods	77,175	66,996
Total inventories	$141,020	$138,324

The Company's inventories on the consolidated balance sheets are net of reserves.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Value added tax receivables	$11,381	$4,026
Prepaid commissions	4,388	5,288
Capitalized contract costs	1,949	1,876
Income tax receivable	841	368
Debt financing costs	470	—
Dividend receivable from JV	2,453	2,460
Other prepaid assets	5,560	5,018
Other current assets	6,459	3,970
Total prepaid and other current assets	$33,501	$23,006

Debt financing costs are related to the $20 million delayed draw term loan facility and the short-term financing costs related to the $20 million revolving credit facility included in the Financing Agreement (see Note 7. Debt, for more information).

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Machinery and equipment	$49,147	$45,539
Leasehold improvements	32,491	30,994
Software	11,534	11,308
Computer and office equipment	6,797	6,347
Furniture and fixtures	1,959	1,719
Construction in progress	4,641	2,550
	106,569	98,457
Less: Accumulated depreciation	(77,911)	(73,683)
Total property and equipment, net	$28,658	$24,774

Depreciation expense related to property and equipment was $6.1 million, and $5.8 million during the years ended June 30, 2025, and 2024, respectively.

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	As of June 30,
	2025	2024
Balance at the beginning of the period	$57,672	$57,681
Currency translation adjustment	130	(9)
Balance at the end of the period	$57,802	$57,672

The Company performed its annual goodwill impairment test in the quarter ended December 31, 2024, and determined that there was no impairment to goodwill. The Company did not identify any triggering events that would indicate a potential impairment of its goodwill as of June 30, 2025. The Company will continue to monitor its recorded goodwill for indicators of impairment every fiscal quarter.

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Capitalized software costs to be sold	$10,252	$4,683
Capitalized contract costs	5,359	7,768
Long-term accounts receivable	3,777	2,859
Purchased intangible assets, net	15	59
Deferred tax asset	756	659
Debt financing costs	669	—
Other long-term assets	3,615	1,981
Total other assets	$24,443	$18,009

There was no amortization expense or amounts written down to net realizable value for the capitalized software costs to be sold during the years ended June 30, 2025 and 2024, respectively. Amortization expense related to purchased intangible assets during the year ended June 30, 2025, was not material and during the year ended June 30, 2024, was $0.2 million. The Company’s purchased intangible assets at June 30, 2025, will be fully amortized in fiscal year 2026. The Company did not identify any triggering events that would indicate a potential impairment of its definite-lived intangible and long-lived assets as of June 30, 2025. Debt financing costs are related to the $20 million revolving credit facility included in the Financing Agreement (see Note 7. Debt, for more information).

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Value added tax liabilities	$12,408	$5,048
Commissions due to third parties	573	5,202
Refunds due to customers	3,581	6,079
Accrued royalties	3,082	2,939
Accrued consulting	1,648	1,238
Interest payable	967	485
Income tax payable	973	1,206
Other liabilities	6,129	6,311
Total other accrued liabilities	$29,361	$28,508

Consolidated Statements of Operations

Interest expense consisted of the following (in thousands)

	Years Ended June 30,
	2025	2024
Contractual interest coupon	$(10,221)	$(10,552)
Accrued paid-in-kind interest	(616)	-
Amortization for financing costs and discount for warrants issued to lenders	(1,439)	(956)
Other	(678)	(116)
Total interest expense	$(12,954)	$(11,624)

Other income (expense), net, consisted of the following (in thousands):

	Years Ended June 30,
	2025	2024
Interest income	$1,192	$1,231
Foreign currency exchange gain (loss)	1,573	(2,046)
Costs for foreign currency forward contracts	(2,376)	(1,811)
Other, net	170	88
Total other income (expense), net	$559	$(2,538)

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

The following table provides information related to the Company’s operating leases (in thousands):

	Years Ended June 30,
	2025	2024
Operating lease costs (1)	$8,980	$9,146
Short-term operating lease costs	286	305
Cash paid for amounts included in the measurement of lease liabilities	8,011	9,013

(1)
Excludes expenses related to short-term lease operating costs.

Operating lease right-of-use assets and operating lease obligations are represented in the table below (in thousands):

	June 30, 2025	June 30, 2024
Beginning balance operating lease right-of-use assets	$33,773	$25,853
Lease assets added	4,624	14,389
Amortization for the year	(5,282)	(6,469)
Ending balance operating lease right-of-use assets	$33,115	$33,773

Beginning balance operating lease obligations	$38,591	$27,753
Lease liabilities added	5,726	16,775
Repayment and interest accretion	(4,460)	(5,937)
Ending balance operating lease obligations	$39,857	$38,591

Current portion of operating lease obligations	$7,375	$6,218
Noncurrent portion of operating lease obligations	$32,482	$32,373

The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	June 30, 2025	June 30, 2024
Weighted average remaining lease term (in years)	7.8	8.2
Weighted average discount rate	10.4%	10.4%

Maturities of operating lease liabilities as of June 30, 2025, are presented in the table below (in thousands):

Year Ending June 30,	Amount
2026	$7,201
2027	8,257
2028	7,135
2029	5,515
2030	4,789
Thereafter	24,948
Total operating lease payments	57,845
Less: imputed interest	(17,988)
Present value of operating lease liabilities	$39,857

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

The notional amount of the Company's outstanding forward currency exchange contracts consisted of the following (in thousands):

	As of June 30,
	2025	2024
Swiss Franc	$7,438	$59,392
Japanese Yen	8,700	7,762
Euro	11,431	2,755
Indian Rupee	7,485	8,916
Chinese Yuan	5,491	5,156
Korean Won	1,306	1,735
Canadian Dollar	—	1,510
British Pound	1,617	730
Total outstanding forward currency exchange contracts	$43,468	$87,956

The Company entered into the foreign currency forward contracts on June 30, 2025 and June 30, 2024. There is no significant change in our mark-to-market analysis, and therefore, there was no amount recorded on the balance sheets.

Gains and losses on the Company's foreign currency forward contracts are recorded in Other expense, net, on the Company's consolidated statements of operations and comprehensive income (loss). The following table provides information about the gain or loss associated with the Company’s derivative financial instruments not designated as hedging instruments (in thousands):

	Years ended June 30,
	2025	2024
Foreign currency exchange gain (loss) on forward contracts	$655	$(613)

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

Items Measured at Fair Value on a Recurring Basis

Warrant Liabilities

The Penny Warrants (as defined in Note 7) are accounted for as a liability with the changes in fair value of the warrants are recognized in the statement of operations and comprehensive income (loss). The fair value of the Penny Warrants at issuance date was based on the closing listed stock price on June 6, 2025, and remeasured based on the listed market price of such warrants at June 30, 2025. The estimated fair value of the Penny Warrants liabilities represent Level 2 measurements because the fair value of the warrant is being implied based on market trades of the stock.

The following table shows the changes in fair value of the Penny Warrants:

	Years Ended
	2025	2024
Balance at the beginning of the period	$—	$—
Issuance of Penny warrants on June 6, 2025	7,998	—
Change in fair value	499	—
Balance at the end of the period	$8,497	$—

Other Fair Value Disclosures

At June 30, 2025, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of $43.5 million. The fair value of the forward contract based upon the June 30, 2025 exchange rate was $43.3 million, which it considers to be a Level 2 fair value measurement. At June 30, 2024, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of $88.0 million. The fair value of the forward contract based upon the June 30, 2024 exchange rate was $87.7 million, which it considers to be a Level 2 fair value measurement.

The Company’s convertible debt is measured on a recurring basis using Level 2 based upon observable inputs. The Company's Term Loan Facilities due 2030 (as defined in Note 7) reflect the bank quoted market rates, which the Company considers to be a Level 2 fair value measurement. The Company believes that the carrying value of the Prior Term Loan Facility and Revolving Credit Facility approximates its estimated fair value based on the effective interest rate, compared to the current market rate available to the Company at quarter-end.

The following table summarizes the carrying value, net of debt financing costs, and the fair value of the 3.75% Convertible Senior Notes due 2026, Term Loan Facilities due 2030, the Prior Term Loan Facility, and the Prior Revolving Credit Facility, (in thousands):

	June 30, 2025		June 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes due June 1, 2026	$17,893	$17,322	$98,782	$85,762
Term Loan Facilities due 2030	118,627	118,627	—	—
Prior Term Loan Facility	—	—	63,374	63,374
Prior Revolving Credit Facility	—	—	10,000	10,000
Total	$136,520	$135,949	$172,156	$159,136

The carrying value and fair value of the Term Loan Facilities due 2030 excludes $21.0 million for the fair value of the warrants issued to the lenders to purchase the Company’s common stock.

The Premium Warrants (as defined in Note 7) met all of the criteria for equity classification and were recorded at their relative fair value in additional paid-in capital at the time of issuance. The fair value of $12.8 million is not subject to remeasurement and was estimated using a Black-Scholes method, which incorporates significant unobservable inputs, including expected volatility, risk-free interest rate and expected term. As these inputs are not observable in the market, the fair value measurement of the Premium Warrants represent a Level 3 measurement.

Note 7. Debt

The Company's outstanding debt as of June 30, 2025 and June 30, 2024 is as follows (in thousands):

	As of June 30,
	2025	2024
Term Loan Facilities due 2030	$150,000	$—
Convertible Senior Notes due June 1, 2026	18,000	100,000
Prior Term Loan Facility	-	64,000
Prior Revolving Credit Facility	-	10,000
Total debt	168,000	174,000
Paid-in-kind interest	616	-
Unamortized debt financing costs	(11,101)	(1,844)
Unamortized discount for warrants issued to lenders	(20,995)	-
Total debt, net	136,520	172,156
Reported as:
Short-term debt, net	$12,734	$7,756
Long-term debt, net	123,786	164,400
Total debt, net	$136,520	$172,156

A summary of interest expense on the Company’s outstanding debt is as follows (in thousands):

	Year ended June 30,
	2025	2024
Contractual interest coupon	$10,221	$10,552
Accrued paid-in-kind interest	616	-
Amortization of debt financing costs and discount for warrants issued to lenders	1,439	956
Total interest expense on debt	$12,276	$11,508

A summary of weighted average effective interest rate on the Company’s debt is as follows:

	Year ended June 30,
	2025	2024
Term Loan Facility due 2030	22.0%	—
Convertible Senior Notes due June 1, 2026	4.3%	4.3%
Prior Term Loan Facility	8.6%	8.6%
Prior Revolving Credit Facility	9.1%	9.5%

The weighted average effective interest rate includes coupon interest rates, paid-in-kind interest, the amortization of debt financing costs, and the amortization of the discount for warrants issued to lenders.

Financing Agreement June 2025

On June 6, 2025, the Company entered into a new five-year senior secured credit agreement, due June 6, 2030, (the “Financing Agreement”) by and among the Company, as borrower (the “Borrower”), TCW Asset Management Company LLC, a leading global asset manager (“TCW”), as collateral agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Collateral Agent”) and as administrative agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent”, and together with the Collateral Agent, each an “Agent” and collectively, the “Agents”), and certain other parties signatory thereto. The Financing Agreement provides for a $150 million term loan (the “Term Loan Facility”), a $20 million delayed draw term loan facility (the “Delayed Draw Facility”), and a $20 million revolving credit facility (“Revolving Credit Facility”). The proceeds of the Term Loan Facilities were used to fully refinance the Company’s existing senior secured indebtedness, which provided for a five-year $80 million term loan facility (the "Prior Term Loan Facility") and a $40 million revolving credit facility (the “Prior Revolving Credit Facility”), and which had $58.0 million and $17.0 million of outstanding balances of the Prior Term Loan

Facility and Prior Revolving Credit Facility, respectively, and to fund the aggregate cash payment of approximately $68.5 million as part of the Exchange (as defined below) of a portion of the Company’s 3.75% Convertible Senior Notes due 2026 (the “Convertible Notes”). The proceeds of the Delayed Draw Facility may be used to fund any future repurchases of outstanding Convertible Notes. The proceeds of loans drawn under the Revolving Credit Facility will be used to fund the general working capital needs and general corporate purposes of the Company and its subsidiaries. In connection with the repayment of the Prior Term Loan Facility and the Prior Revolving Credit Facility, the Company wrote-off $0.4 million in unamortized debt issuance costs which is recorded as a loss on extinguishment of debt.

As of June 30, 2025, no proceeds were drawn on the Revolving Credit Facility. The Company will be able to access the Delayed Draw Down Facility from the date financial reports are delivered under the Financing Agreement for the fiscal quarter ending December 31, 2025 through June 6, 2026, if certain the total leverage ratio of the Company is not greater than 5.25:1.00 and certain other conditions, as described in the Financing Agreement, are met. The proceeds from the Delayed Draw Facility may be used to fund the remaining $18.0 million outstanding Convertible Notes due June 1, 2026.

The Borrower’s obligations under the Financing Agreement are secured by first-priority liens on substantially all assets of the Borrower, subject to certain exceptions. The Financing Agreement requires the Borrower to cause certain of its direct and indirect subsidiaries to, within 90 days of the closing date of the Financing Agreement, grant first-priority liens on substantially all of their assets, in each case, subject to certain exceptions.

Interest on the borrowings under the Facilities is payable in arrears on the applicable interest payment date at an interest rate equal to, at the Company’s option, either: (i) a term SOFR-based rate (subject to a 2.00% per annum floor), plus an applicable margin of 8.50%, per annum or (ii) a reference rate (subject to a 3.00% per annum floor), plus an applicable margin of 7.50% per annum. The agreement provides the option for payment-in-kind interest (“PIK”) up to 6.00% per annum (subject to an increase in applicable margin of 1/3 of 1.00% per annum for each 1.00% per annum of interest elected to be paid in kind which PIK interest will be capitalized on the applicable interest payment date and will be added to the then-outstanding principal amount of the term loans. The Financing Agreement requires the Borrower to pay the lenders with commitments under the Revolving Credit Facility an unused commitment fee equal to 0.50% per annum of the average unused portion of the Revolving Credit Facility.

On June 6, 2025, concurrently with its entry into the Financing Agreement, the Company issued detachable warrants to purchase the Company’s common stock to certain of its lenders (the “Warrant Holders”) under the Financing Agreement. The Warrant Holders were issued warrants to purchase (i) 17,180,710 shares of common stock with an exercise price of $1.68 per share, exercisable on and after December 7, 2025 and expiring on June 6, 2032 (the “Premium Warrants”) and (ii) 6,247,531 shares of common stock with an exercise price of $0.01 per share (“Penny Warrants”) exercisable immediately and expiring on June 6, 2032.

The Company determined that the Premium Warrants qualified as freestanding instruments that met all of the criteria for equity classification. The Premium Warrants were valued at $13.1 million at the issuance date and were recorded as a debt discount to the Term Loan Facility (see Note 9. Stockholders’ Equity, for more information). The Company will amortize the debt discount using the effective interest rate method over the life of the Term Loan Facility as interest expense.

The Company determined that the Penny Warrants qualified for liability classification. The Company calculated the fair value of the Penny Warrants to be $8.0 million at the issuance date and were recorded as a debt discount (see Note 6. Fair value Measurements, for more information). The Company will amortize the debt discount using the effective interest rate method over the life of the Term Loan Facility as interest expense.

The Company paid $13.1 million in debt financing fees (including a $5.4 million Original Issue Discount Fee). Approximately $1.2 million of the debt financing fees are associated with the Delayed Draw Facility and Revolving Credit Facility and are included in prepaid and current assets and other assets on the consolidated balances sheets. The debt financing fees will be amortized using the effective interest rate method over the life of the Term Loan Facility as interest expense.

The Financing Agreement contains restrictions and covenants applicable to the Company and its subsidiaries. Among other requirements, the Company may not permit (i) the total leverage ratio (as defined in the Financing Agreement) to be greater than a certain specified ratio for each fiscal quarter during the term of the Financing Agreement, (ii) the fixed charge coverage ratio (as defined in the Financing Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the Financing Agreement or (iii) liquidity (as defined in the Financing Agreement) to be less than a certain specified threshold for each month during the term of the Financing Agreement. The Company was in compliance with its covenants and other requirements of the Financing Agreement as of June 30, 2025.

The Financing Agreement also contains customary covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. The Financing Agreement contains customary representations and warranties and events of default.

3.75% Convertible Senior Notes due June 1, 2026

In May 2021, the Company issued $100.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due June 1, 2026 (the “Convertible Notes”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.

On June 5, 2025, the Company entered into separate, privately-negotiated exchange agreements with a limited number of existing holders of the Convertible Notes (the “Convertible Noteholders”) to exchange (the “Exchange”) approximately $82.0 million aggregate principal amount of the Convertible Noteholders’ existing Convertible Notes for (i) an aggregate of 8,881,579 shares of the Company’s common stock (the “Shares”), valued at $1.52 per share based on the closing stock price on June 5, 2025, or $13.5 million in the aggregate and (ii) an aggregate cash payment of approximately $68.5 million. (See Note 9. Shareholders’ Equity, for more information). Holders of the remaining $18.0 million aggregate principal amount of the Convertible Notes did not receive cash or shares of common stock in the Exchange mentioned above and the original terms of such Convertible Notes were not modified. In connection with the repayment of the Convertible Notes in the Exchange, the Company wrote-off $0.5 million in unamortized debt issuance costs which is recorded as a loss on extinguishment of debt.

Holders of the remaining Convertible Notes may convert their notes at any time on or after March 6, 2026 until the close of the business day immediately preceding the maturity date. Prior to June 1, 2026, the remaining holders of the Convertible Notes may convert their notes only under certain circumstances. Upon conversion, the Company will have the right to pay cash, or deliver shares of common stock of the Company or a combination thereof, at the Company’s election. The initial conversion rate is 170.5611 shares of the Company’s common stock per $1,000 principal amount (which represents an initial conversion price of approximately $5.86 per share of the Company’s common stock). The conversion rate, and therefore, the conversion price, is subject to adjustment, as further described below.

Holders of the remaining Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the remaining Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of June 30, 2025 and June 30, 2024, the if-converted value of the remaining Convertible Notes did not exceed the outstanding principal amount.

Note 8. Commitments and Contingencies

Debt Commitments

The Company is required to make semi‑annual interest payments on the Convertible Notes, principal and interest payments on the Term Loan Facility. Future minimum principal payments and interest on the Convertible Notes and Term Loan Facility (as defined in Note 7. Debt), as of June 30, 2025, are as follows (in thousands):

Year Ending June 30,	Long-Term Debt (1)
2026	$33,943
2027	21,787
2028	21,650
2029	21,403
2030	172,186
Total	$270,969

(1)
These amounts represent principal and interest cash payments over the contractual life of the debt obligations, including anticipated interest payments that are not recorded on the Company’s consolidated balance sheet. Any conversion, premium, redemption or purchase of the Convertible Notes that would impact cash payments is noted in the preceding table.

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

Indemnities and Commitments

The Company enters into standard indemnification agreements with its landlords and all superior mortgages and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2025.

Guarantees

As of June 30, 2025 and June 30, 2024, the Company had various bank guarantees totaling approximately $1.5 million and $1.1 million, respectively, primarily related to a bidding process with customers.

Royalty Agreements

The Company enters into software license agreements with third parties that may require royalty payments for each license used. The Company records royalty costs in cost of revenue or deferred cost of revenue. The Company had approximately $3.1 million and $2.9 million accrued liabilities as of June 30, 2025 and 2024, respectively, related to this agreement. The following table provides information about the Company’s royalty expense and royalty payments (in thousands):

	Years Ended June 30,
	2025	2024
Royalty expense	$1,716	$1,913
Royalty payments	1,573	1,371

Software License Indemnity

Under the terms of the Company’s agreements with its customers, the Company agrees that in the event the certain Company software sold under such agreement infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in its agreements with customers where Company software is licensed. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2025.

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

Note 9. Stockholders’ Equity

Common Stock

The Company has 200.0 million shares authorized as of June 30, 2025 and 2024 and 112.6 million and 100.2 million shares issued and outstanding as of June 30, 2025 and 2024, respectively.

Common stock purchase warrants issued in connection with long-term debt

On June 6, 2025, concurrently with its entry into the Financing Agreement, the Company issued detachable warrants to purchase the Company’s common stock to certain of its Warrant Holders under the Financing Agreement. The Warrant Holders were issued warrants to purchase 17,180,710 Premium Warrants with an exercise price of $1.68 per share, exercisable on and after December 7, 2025 and expiring on June 6, 2032 and 6,247,531 Penny Warrants with an exercise price of $0.01 per share exercisable immediately and expiring on June 6, 2032. No Penny Warrants were exercised as of June 30, 2025. Pursuant to the terms of the Financing Agreement, if the Company uses the Delay Draw Facility, the Company will be obligated to issue additional detachable warrants on terms substantially similar to the Warrants to certain of its lenders under the Financing Agreement.

The Warrants have certain anti-dilution protection provisions, including price protection anti-dilution protection in the event that we sell stock at a price below $1.00 in the case of the Penny Warrants and $1.25 in the case of the Premium Warrants. We agreed to issue the Warrants in connection with, and to induce the lenders to enter into, the Financing Agreement.

The Warrants and the shares of common stock issuable upon the exercise of such Warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold absent registration or an applicable exemption from the registration requirements of the Securities Act. Based in part upon the representations of each holder in each warrant, the offering and sale of each warrant is exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The Premium Warrants were valued at $13.1 million using a relative fair value method and is recorded in additional paid-in capital. Further, $0.3 million in financing fees incurred in connection with the issuance of the Premium Warrants is recorded in a contra-equity account.

Common shares issued to Convertible Note holders

On June 5, 2025, the Convertible Noteholders agreed to Exchange approximately $82.0 million aggregate principal amount of the Convertible Noteholders’ existing Convertible Notes for (i) an aggregate of 8,881,579 Shares, valued at $1.52 per share based on the closing stock price on June 5, 2025, or $13.5 million in the aggregate and (ii) an aggregate cash payment of approximately $68.5 million. On June 11, 2025, the Exchange was consummated and the Company issued the Shares to the Convertible Noteholders. On their issuance date, the Shares were valued at $1.25 per share based on the closing stock price on June 11, 2025, or $11.1 million in the aggregate. The decrease in stock price from the agreement date to the issuance date resulted in a $2.4 million gain, which was recorded as a gain on extinguishment of debt. The Company paid approximately $0.4 million in fees to issue the common shares which was recorded as a permanent adjustment to paid-in-capital.

Treasury Stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of June 30, 2025, and June 30, 2024, the Company had 3.1 million shares of treasury stock valued at $14.1 million. Treasury stock is included in Additional paid-in capital on the consolidated balance sheets.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Cumulative Translation Adjustment	Defined Pension Benefit Obligation	Total
Balance at June 30, 2023	$(2,332)	$2,754	$422
Other comprehensive loss	(2,445)	(2,199)	(4,644)
Balance at June 30, 2024	$(4,777)	$555	$(4,222)
Other comprehensive loss	1,557	828	2,385
Balance at June 30, 2025	$(3,220)	$1,383	$(1,837)

Note 10. Stock Incentive Plan and Employee Stock Purchase Plan

As of June 30, 2025, the Company had two outstanding stock incentive plans: the 2016 Equity Incentive Plan (“2016 Plan”) and the 2007 Incentive Award Plan (“2007 Plan”). The 2016 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, performance shares, performance units, and RSUs. The vesting of RSUs granted under the 2016 Plan are primarily service‑based (over the requisite service period) while the vesting of performance units granted under the 2016 Plan consist of PSUs. Only employees of the Company are eligible to receive incentive stock options. Non‑employees may be granted non‑qualified stock options.

Stock options granted under the 2016 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date. The stock options have 10-year contractual terms and generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 36 months. Service‑based RSUs granted generally vest 25% of the share units covered by the grant on each of the first through fourth anniversaries of the date of the grant, subject to the continued service of the grantee through each such date. RSUs granted to the Board of Directors vest over one year. PSUs granted generally vest at the end of a three year performance period and the amount of shares that vest are based on the Company's actual performance relative to predefined performance conditions. The Board of Directors has the discretion to use different vesting schedules. As of June 30, 2025, the 2007 Plan continued to remain in effect; however, the Company can no longer grant equity awards under such plans.

The following table summarizes the share‑based compensation charges included in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Years ended June 30,
	2025	2024
Cost of revenue - product	$634	$866
Cost of revenue - service	709	509
Research and development	1,508	1,456
Selling and marketing	2,167	1,905
General and administrative	5,183	4,748
Total	$10,201	$9,484

The following table summarizes the share‑based compensation charges for the Company’s equity awards (in thousands):

	Years ended June 30,
	2025	2024
Stock options	$344	$741
Restricted stock units	7,948	7,307
Performance stock units	1,166	386
Employee stock purchase plan	743	1,050
Total	$10,201	$9,484

Stock Options

The Company did not grant any stock options during the years ended June 30, 2025 and June 30, 2024.

The fair value of stock options grants are determined by using the Black‑Scholes option‑pricing model. This fair value is then amortized over the requisite service periods of the awards. The Company estimates the expected term of stock option by taking the average of the vesting term and the contractual term of the option. The expected volatility is derived from the Company’s historical stock volatility over a period approximately equal to the expected term of the options. The risk‑free interest rate is based on the U.S. Treasury constant maturity rate on the date of grant. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

A summary of option activity under the Company’s incentive plan is presented below (in thousands except per share and term amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (1)
Balance at June 30, 2024	5,270	$3.40	2.95	$—
Options granted	—	—
Options exercised	—	—
Options forfeited/expired	(3,431)	$3.59
Balance at June 30, 2025	1,839	$3.03	5.62	$—
Vested or expected to vest at June 30, 2025	1,839	$3.03	5.62	$—
Exercisable at June 30, 2025	1,662	$3.13	5.48	$—
1.
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Accuray common stock of $1.37 and $1.82 on June 30, 2025 and June 30, 2024, respectively, The amount represents what would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

There were no options exercised during the year ended June 30, 2025. The total intrinsic value of options exercised during the year ended June 30, 2024 was not material. The total cash received from option exercises during the year ended June 30, 2024 was $0.3 million. Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset, attributable to share compensation costs for such options was zero for the years ended June 30, 2025, and 2024. As of June 30, 2025, there was $0.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.5 years.

The following table summarizes information about outstanding and exercisable options at June 30, 2025 (in thousands, except years and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.96 – $1.96	200	7.00	$1.96	150	$1.96
$2.08 – $2.08	556	6.92	$2.08	429	$2.08
$2.60 – $2.60	397	4.34	$2.60	397	$2.60
$4.10 – $4.46	553	4.64	$4.32	553	$4.32
$4.52 – $4.52	133	6.00	$4.52	133	$4.52
Total outstanding	1,839	5.62	$3.03	1,662	$3.13

Restricted Stock and Performance Stock

The following table summarizes the activity of RSUs and PSUs (in thousands, except fair value per share):

Unvested Restricted Stock	Restricted Stock Units	Performance Stock Units	Total Number of Shares Underlying Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2024	5,969	2,813	8,782	$2.66
Granted	4,343	1,235	5,578	$2.13
Vested	(2,752)	—	(2,752)	$2.68
Cancelled/forfeited	(394)	(817)	(1,211)	$3.39
Unvested at June 30, 2025	7,166	3,231	10,397	$2.29

Restricted Stock Units

The grant date fair value of the RSUs granted was $9.2 million and $9.7 million during the years ended June 30, 2025 and 2024, respectively. The aggregate fair market value of the RSUs that vested during the years ended June 30, 2025 and 2024, was $5.5 million and $5.9 million, respectively. As of June 30, 2025, there was $11.5 million of unrecognized compensation cost related to the RSUs, which is expected to be recognized over a weighted average period of 1.4 years.

Performance Stock Units

The grant date fair value of PSUs granted was $2.8 million and $3.3 million during the years ended June 30, 2025 and 2024, respectively. There were no PSUs that vested during the year ended June 30, 2025 because the performance conditions were not met. The aggregate fair value of the PSUs that vested during the year ended June 30, 2024, was $0.4 million. As of June 30, 2025, there was $2.9 million of unrecognized compensation cost related to the PSUs, which is expected to be recognized over a weighted average period of 1.7 years.

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

The Company estimates the fair value of ESPP shares at the date of grant using the Black‑Scholes option pricing model. The weighted average assumptions were as follows:

Years Ended June 30,
	2025	2024
Risk–free interest rate	4.12% -4.43%	5.05% - 5.39%
Dividend yield	—%	—%
Expected term	0.5 - 1.0	0.5 - 1.0
Expected volatility	44.02% - 83.32%	37.22% - 61.48%

The risk‑free rate for the expected term of the ESPP option was based on the U.S. Treasury constant maturity rate for each offering period; expected volatility was based on the historical volatility of the Company’s common stock; and the expected term was based upon the offering period of the ESPP.

The Company issued 1.2 million and 1.1 million shares under the ESPP during the years ended June 30, 2025 and 2024, respectively, at a weighted average purchase price per share of $1.37 and $1.79, respectively. As of June 30, 2025, total unrecognized compensation cost related to the ESPP plan was $0.6 million, which the Company expects to recognize over a weighted average period of 0.9 years.

Common Stock Available For Issuance

In November 2024, the Company’s stockholders approved to increase the number of shares of common stock available for issuance by 5.0 million shares under its Amended and Restated 2016 Equity Incentive Plan, and to increase the number of shares of common stock available for issuance by 2.5 million shares under its Amended and Restated Accuray Incorporated 2007 Employee Stock Purchase Plan. At June 30, 2025, the Company had 5.2 million shares of common stock reserved for issuance under the stock incentive plans and 2.6 million shares of common stock reserved for issuance under the employee stock purchase plan.

Note 11. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. As of June 30, 2025, the Company owned a 49% interest in the JV, which is reported as an investment in joint venture on the Company’s consolidated balance sheets.

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

The following table shows the reconciliation between the carrying value of the Company's investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	June 30, 2025	June 30, 2024
Carrying value of investment in joint venture	$4,612	$9,826
Deferred intra-entity profit margin	17,501	9,835
Dividend declared	2,453	-
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$19,846	$14,941

As of June 30, 2025 and June 30, 2024, the Company’s carrying value of the investment in the JV for the Company's proportional share of the JV's currency translation adjustment was decreased by $0.4 million and $0.6 million, respectively. In June 2025, the JV declared a $2.5 million dividend to the Company that was paid in July 2025. In June 2024, the JV declared a $2.5 million dividend to the Company paid in fiscal year 2025. The Company records the dividends as a reduction to its carrying value in the JV. No impairment was identified as of June 30, 2025 and June 30, 2024.

Summarized financial information of the JV is as follows (in thousands):

Statement of Operations Data:	Twelve Months Ended March 31, 2025	Twelve Months Ended March 31, 2024
Revenue	$160,213	$114,942
Gross profit	$29,438	$22,137
Net income	$9,617	$3,750
Net income attributable to the Company	$4,714	$1,838

Summarized Balance Sheet Data:	As of March 31, 2025	As of March 31, 2024
Assets
Current assets	$172,109	$102,500
Non current assets	16,426	12,425
Total assets	$188,535	$114,925
Liabilities and Stockholders' Equity
Current liabilities	$146,587	$79,300
Non current liabilities	1,334	113
Stockholder's equity	40,614	35,512
Total liabilities and stockholders' equity	$188,535	$114,925

The following table shows the activity of the Company’s deferred intra-entity profit margin from sales to the JV (in thousands):

	Years Ended June 30,
	2025	2024
Deferred gross profit recognized on sales to the JV	$(16,738)	$(9,061)
Deferred gross profit on sales to the JV	24,404	13,159
Net deferred gross profit on sales to the JV (1)	$7,666	$4,098

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

Note 12. Income Taxes

Income (loss) before provision for income taxes on the accompanying statements of operations and comprehensive loss included the following components (in thousands):

	Years Ended June 30,
	2025	2024
Domestic	$(12,908)	$(25,184)
Foreign	14,042	13,364
Total income (loss) before provision for income taxes	$1,134	$(11,820)

The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2025	2024
Current:
Federal	$—	$—
State	4	133
Foreign	2,565	2,190
Total current	$2,569	$2,323
Deferred:
Federal	—	—
State	—	—
Foreign	156	1,402
Total deferred	156	1,402
Total provision for income taxes	$2,725	$3,725

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended June 30,
	2025	2024
U.S. federal taxes (benefit):
At federal statutory rate	$238	$(2,482)
State tax, net of federal benefit	4	133
Share-based compensation expense	1,028	629
Research and development credits	(14)	(209)
Foreign taxes	203	219
Deferred tax on foreign earnings	558	952
Global intangible low-taxed income	1,471	1,335
Equity in earnings of unconsolidated affiliates	(990)	(386)
Chane in valuation of warrants	105	—
Change in valuation allowance	(113)	3,202
Other non-deductible permanent items	235	332
Total provision for income taxes	$2,725	$3,725

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets (liabilities) were as follows (in thousands):

	June 30,
	2025	2024
Deferred tax assets:
Federal and state net operating losses	$61,745	$66,463
Accrued expenses and reserves	3,128	4,523
Lease liability	6,475	6,332
Deferred revenue	3,681	3,269
Research and development credits	26,678	26,669
Share-based compensation expense	1,416	1,405
Capitalized research and development	23,795	19,464
Unicap	527	541
Fixed assets and intangibles	250	644
Section 163(j) interest	3,244	2,776
Other	374	6
Total deferred tax assets	131,313	132,092
Deferred tax liabilities:
Contract acquisition costs	(857)	(1,228)
Right of use assets	(5,124)	(5,288)
Deferred tax on foreign earnings	(2,120)	(2,499)
Total deferred tax liabilities	(8,101)	(9,015)
Valuation allowance	(125,287)	(125,944)
Net deferred tax liabilities	$(2,075)	$(2,867)

As of June 30, 2025, the Company had $260.9 million and $119.9 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2029 for federal and 2026 for state purposes.

In addition, as of June 30, 2025, the Company had federal and state research and development tax credits of $28.5 million and $22.8 million, respectively. If not utilized, the federal research credits will begin to expire in 2026, the California research credits have no expiration date and the other state research credits will begin to expire in 2026.

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

At June 30, 2025, the Company has $2.1 million of deferred tax liability related to withholding tax expected to be paid on the remittance of unrepatriated distributable reserves in France, Japan and Switzerland. At June 30, 2025, the Company has undistributed earnings of certain foreign subsidiaries of $11.8 million that it has indefinitely invested, and on which it has not recognized deferred taxes.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended June 30,
	2025	2024
Balance at beginning of year	$22,044	$21,565
Tax positions related to current year:
Additions	1,165	1,064
Tax positions related to prior years:
Additions	—	—
Reductions	(560)	(585)
Balance at end of year	$22,649	$22,044

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions with respect to legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The reduction in prior year's tax positions primarily relates to lapses of applicable statutes of limitations. The Company anticipates there will be no material changes in uncertain tax positions in the next 12 months. As of June 30, 2025, the amount of gross unrecognized tax benefits was $22.6 million, of which $21.8 million would not affect income tax expense before consideration of any valuation allowance.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2025 and 2024, the Company’s cumulative accrued interest and penalties related to uncertain tax positions, was not material.

The Company files income tax returns in the United States federal, various states, and foreign jurisdictions. Due to tax attributes being carried forward and utilized during open years, the statute of limitations remains open for the U.S. federal jurisdiction and domestic states for tax years from 2006 and forward. The statutes of limitation with respect to the foreign jurisdictions where the Company files income tax returns vary from jurisdiction to jurisdiction and range from 3 to 10 years and the material foreign jurisdictions are France, Switzerland and Japan.

The Company is also subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other foreign tax authorities, and in some cases the Company has received additional tax assessments which have not been significant. The Company is under audit by the Indian tax authorities for the fiscal year 2021 and we do not expect a material impact on the consolidated financial statements.

On July 4, 2025, new federal tax legislation was enacted, introducing significant changes to U.S. corporate income tax law. Key provisions include the optional expensing of domestic research and development costs under Section 174, modifications to business interest deductions under Section 163(j), and changes to international tax rules such as GILTI. Some provisions are effective retroactively to January 1, 2025, while others phase in through 2027. As the legislation was enacted after the balance sheet date, its effects are not reflected in the financial statements for the fiscal period ended June 30, 2025. The Company is currently evaluating the potential impact, including implications for deferred tax assets and related disclosures in the subsequent period.

Note 13. Retirement Plans

Employee Benefit Plan

The Company’s employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax‑deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $2.2 million and $2.1 million to the 401(k) Plan during the years ended June 30, 2025 and 2024, respectively.

Defined Benefit Pension Obligation

The Company has established a defined benefit pension plan for its employees in its Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability. The Company uses June 30 as the year‑end measurement date for this plan.

Obligations and Funded Status

The following table presents the funded status of the defined benefit pension plan (in thousands):

	June 30,
	2025	2024
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$24,059	$19,388
Service cost	1,553	1,245
Interest cost	322	381
Plan participants’ contributions	1,806	3,548
Actuarial loss	1,493	2,236
Foreign currency changes	3,275	(124)
Settlements	—	(2,434)
Amendments	(131)	—
Benefit and expense payments	(1,436)	(181)
Benefit obligation—end of fiscal year	$30,941	$24,059
Change in plan assets:
Plan assets—beginning of fiscal year	$21,329	$18,761
Employer contributions	1,353	1,265
Actual return on plan assets	2,502	467
Plan participants’ contributions	1,806	3,548
Foreign currency changes	2,996	(97)
Settlements	—	(2,434)
Benefit and expense payments	(1,437)	(181)
Plan assets—end of fiscal year	$28,549	$21,329
Funded status	$(2,392)	$(2,730)
Amounts recognized within the consolidated balance sheets:
Long-term other liabilities	$(2,392)	$(2,730)
Net amount recognized	$(2,392)	$(2,730)

The following table presents the amounts recognized in accumulated other comprehensive loss (before tax) for the defined benefit pension plan (in thousands):

	June 30,
	2025	2024
Net actuarial gain	$1,128	$428
Prior service credit	254	127
Total gain recognized in accumulated other comprehensive loss	$1,382	$555

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this defined benefit pension plan where accumulated benefit obligation exceeded the fair value of plan assets (in thousands):

	June 30,
	2025	2024
Projected benefit obligation	$30,941	$24,059
Accumulated benefit obligation	$22,747	$20,946
Fair value of plan assets	$28,549	$21,329

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive loss, before tax, related to the Company’s defined benefit pension plan (in thousands):

	Year ended June 30,
	2025	2024
Net Periodic Benefit Costs:
Service cost	$1,553	$1,245
Interest cost	322	381
Expected returns on assets	(330)	(284)
Amortization of prior service credit	(24)	(24)
Amortization of net gain	—	(92)
Gain on settlement	—	(65)
Net periodic benefit costs	1,521	1,161
Other Amounts Recognized in Other Comprehensive Loss:
Net (gain) loss arising during the year	(715)	2,019
Prior service credit	26	24
Amortization of prior service credit	(139)	—
Amortization of net gain	—	91
Effect of settlement	—	65
Total (gain) loss recognized in other comprehensive loss	(828)	2,199
Total recognized in net periodic benefit costs and other comprehensive loss	$693	$3,360

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2026 related to the Company’s defined benefit pension plan are as follows (in thousands):

2026
Net loss	$—
Prior service cost	32
Accumulated other comprehensive income	$32

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long‑term return on assets for the Company’s defined benefit pension plan were as follows:

	Fiscal Years
	2025	2024
Net Periodic Benefit Costs:
Discount rate	1.20%	1.30%
Rate of compensation increase	1.75%	1.75%
Expected long-term return on assets	1.50%	1.50%

The assumptions used to measure the benefit obligation for the Company’s defined benefit pension plan were as follows:

	June 30,
	2025	2024
Benefit Obligation:
Discount rate	1.20%	1.30%
Rate of compensation increase	1.75%	1.75%

Contributions and Future Benefit Payments

The Company made contributions of approximately $1.4 million and $1.3 million to the defined benefit pension plan during fiscal years 2025 and 2024, respectively. The Company expects total contributions to the defined benefit pension plan for fiscal year 2026 will be approximately $1.5 million.

Estimated future benefit payments expected to be paid by the defined benefit pension plan at June 30, 2025 are as follows (in thousands):

Year Ending June 30,	Future Benefits
2026	$1,745
2027	1,530
2028	1,580
2029	1,648
2030	2,564
Thereafter	10,841
Total estimated future benefit payments	$19,908

Plan Assets

The plan assets are invested in insurance contracts with Copré Collective Foundation based in Lausanne, Switzerland at the end of fiscal years 2025 and 2024. In fiscal 2025 and 2024, the risks of death and disability are reinsured with Zurich Life Insurance. The Copré Foundation for Occupational Benefits (“Copré Foundation”) defines and is responsible for the asset strategy and invests the plan assets for the Company. The Copré Foundation invests the plan assets in insurance contracts which can be measured at Level 2 in the fair value hierarchy. In fiscal 2025 and 2024, the expected interest rate for mandatory retirement savings was 1.5% and 1.5%, respectively. The technical administration and management of the savings account are guaranteed by the Copré Foundation. Insurance benefits due are paid directly to the entitled persons by the Copré Foundation. Accuray International Sàrl has committed itself to pay the annual contributions and costs due under the pension fund regulations.

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

Note 14. Segment Disclosure

The Company has one operating and reporting segment (oncology systems group), which develops, manufactures and markets proprietary medical devices used in radiation therapy for the treatment of cancer patients. The Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), assesses financial performance by reviewing a reporting package based on consolidated results of the Company when making decisions about allocating resources and assessing performance. The CODM evaluates performance based on net revenues, gross profit, and operating income which are consistent with what is reported on the consolidated statements of comprehensive income (loss). Significant segment expenses regularly provided to the CODM are consolidated research and development expenses, sales and marketing, and general and administrative expenses as reported on the consolidated financial statements. In addition, the CODM regularly reviews the budget and forecast-to-actual variances to evaluate performance and to make decisions about allocating capital and other resources. The Company does not assess the performance of its individual product lines on measures of profit or loss, or asset-based metrics. Therefore, the information below is presented only for revenues and long‑lived tangible assets by geographic areas.

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

The following summarizes net revenue by geographic region (in thousands):

	Years ended June 30,
	2025	2024
Americas	$88,768	$90,156
EIMEA	144,264	168,611
China	124,475	103,412
Japan	53,622	55,682
Asia Pacific	47,376	28,690
Total net revenues	$458,505	$446,551

The following summarizes countries that represent more than ten percent of the Company’s net revenues (in thousands):

	Years ended June 30,
	2025	2024
United States	16%	18%
China	27%	23%
Japan	12%	12%
Rest of world	45%	47%
Total net revenues	100%	100%

Disaggregation of long-lived assets

Information regarding geographic areas in which the Company has long-lived assets, which consists of property, plant and equipment, net, and operating lease right-of-use assets are as follows (in thousands):

	June 30, 2025	June 30, 2024
Americas	$49,466	$46,570
EIMEA	9,220	9,327
China	1,577	1,211
Japan	999	1,304
Asia Pacific	511	135
Total long-lived assets	$61,773	$58,547

The long-lived assets in the Americas region are located in the United States as of June 30, 2025, and June 30, 2024.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act) as of the end of the period covered by our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “Evaluation Date”).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that as of June 30, 2025 our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of June 30, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Also as noted in our 2024 Annual Report, management identified a second material weakness within our system of internal control over financial reporting due to our SAP S/4HANA ERP system not being designed for and not maintaining effective controls to ensure the existence of inventory at the Madison manufacturing warehouse locations because its controls relied on a cycle count program that, due to initial limitations associated with certain ERP system reports, was not sufficiently precise. This material weakness was remediated as of March 31, 2025, which included establishing new controls to allow for full capture of inventory with proper count timing required for an effective cycle count program, inclusive of reinforcement for proper cycle count process through policy statements, regular communications and periodic reviews and meetings with managers and staff. As of March 31, 2025, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.

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

Management has concluded that the Company’s consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the year ended June 30, 2025, and has concluded that other than the changes described above under "Remediation of Previously Disclosed Material Weaknesses" there were no changes in our internal control over financial reporting that occurred that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the fourth quarter of fiscal 2025, no director or officer, as defined in Rule 16a-1(f), adopted, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2025, and our report dated August 28, 2025 expressed an unqualified opinion on those financial statements.

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

August 28, 2025

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The information in our 2025 Proxy Statement regarding directors and executive officers appearing under the headings “Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” is incorporated herein by reference.

In addition, the information in our 2025 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading “Corporate Governance and Board of Directors Matters” is incorporated herein by reference.

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Item 11. EXECUTIVE COMPENSATION

The information in our 2025 Proxy Statement appearing under the headings “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Non‑Employee Directors” and “Corporate Governance and Board of Directors Matters—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2025 Proxy Statement appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2025 Proxy Statement appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance and Board of Directors Matters—Director Independence” is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in our 2025 Proxy Statement appearing under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non‑Audit Services” and “Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre‑Approval Policies and Procedures” is incorporated herein by reference.

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

3.
Exhibits

The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33301	3.1	02/06/2013

3.2	Amended and Restated Bylaws of Registrant.	8‑K	001‑33301	3.1	09/20/2023

4.1	Form of Common Stock Certificate.	S‑1/A	333‑138622	4.3	02/05/2007

4.2	Indenture, dated as of May 13, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-33301	4.1	05/18/2021

4.3	Form of 3.75% Convertible Senior Note due 2026 (included in Exhibit 4.5)	8-K	001-33301	4.1	05/18/2021

4.4	Description of the Registrant’s Securities	10-K	001-33301	4.7	09/07/2023

4.5	Form of Premium Warrant	8-K	001-33301	4.1	06/06/2025

4.6	Form of Penny Warrant	8-K	001-33301	4.2	06/06/2025

4.7	Form of DDTL Premium Warrant	8-K	001-33301	4.3	06/06/2025

4.8	Form of DDTL Penny Warrant	8-K	001-33301	4.4	06/06/2025

10.1	Office Lease between Old Sauk Trails Park Limited Partnership and TomoTherapy Incorporated, dated October 22, 2001.	10-K	001-33301	10.1	09/07/2023

10.2	First Amendment to Lease between Old Sauk Trails Park Limited Partnership and TomoTherapy Incorporated, dated May 1, 2004.	10-K	001-33301	10.2	09/07/2023

10.3	Second Amendment to Lease between Old Sauk Trails Park Limited Partnership and	10-K	001-33301	10.3	09/07/2023

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
	Accuray, Inc FKA TomoTherapy, Inc., dated October 19, 2016.

10.4	Third Amendment to Lease between Old Sauk Trails Park Limited Partnership and Accuray Incorporated, dated March 27, 2020.	10-K	001-33301	10.4	09/07/2023

10.5	Fourth Amendment to Lease Deming Way Property Group LLC and Accuray Incorporated, dated August 19, 2022.	10-K	001-33301	10.5	09/07/2023

10.6	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	S‑1	333‑138622	10.4	11/13/2006

10.7*	Accuray Incorporated 2007 Incentive Award Plan.	10‑K	001‑33301	10.8	09/19/2011

10.8*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.	8‑K	001‑33301	99.2	09/02/2014

10.9*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	8‑K	001‑33301	99.1	09/02/2014

10.10*	Form of Stock Option Grant Notice and Stock Option Agreement.	8‑K	001‑33301	99.3	11/23/2011

10.11*	Form of 2016 Market Stock Unit Grant Notice and Award Agreement.	8‑K	001‑33301	99.1	10/02/2015

10.12*	Accuray Incorporated Amended and Restated 2016 Equity Incentive Plan and forms of award agreements thereunder.	8‑K	001‑33301	10.1	11/15/2023

10.13*	Amended and Restated 2007 Employee Stock Purchase Plan.	8-K	001-33301	10.2	11/16/2022

10.14*	Accuray Incorporated Company Bonus Plan.	10‑Q	001‑33301	10.6	11/06/2018

10.15*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Suzanne Winter.	S-8	333-234412	99.1	10/31/2019

10.16*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Suzanne Winter.	S-8	333-234412	99.2	10/31/2019

10.17*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Jim Dennison.	S-8	333-251038	99.4	11/30/2021

10.18*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Jim Dennison.	S-8	333-251038	99.5	11/30/2021

10.19*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Sandeep Chalke.	S-8	333-265330	99.1	05/31/2022

10.20*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Sandeep Chalke.	S-8	333-265330	99.2	05/31/2022

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.21*	TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	S‑8	333‑174952	99.1	06/17/2011

10.22*	TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	S‑8	333‑174952	99.2	06/17/2011

10.23*	TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	S‑8	333‑174952	99.3	06/17/2011

10.24*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	10‑Q	001‑33301	10.7	05/10/2011

10.25*	Executive Employment Agreement by and Between Registrant and Jesse Chew, dated February 3, 2025.	10-Q	001-33301	10.5	02/05/2025

10.26*	Executive Employment Agreement by and Between Registrant and Suzanne Winter, dated February 3, 2025	10-Q	001-33301	10.2	02/05/2025

10.27*	Executive Employment Agreement by and between Registrant and Leonel Peralta, dated February 3,2025.	10-Q	001-33301	10.1	05/02/2025

10.28*	Executive Employment Agreement by and between Registrant and Ali Pervaiz, dated February 3, 2025.	10-Q	001-33301	10.3	02/05/2025

10.29*	Executive Employment Agreement by and between Registrant and Sandeep Chalke, dated February 3, 2025.	10-Q	001-33301	10.4	02/05/2025

10.30*	Letter Agreement for Interim CEO Role by and between Registrant and Sandeep Chalke, dated September 3, 2024.					X

10.31*	Separation Agreement and General Release by and between Registrant and Michael Hoge, dated January 6, 2025	10-Q	001-33301	10.1	02/05/2025

10.32	Form of Exchange Agreement	8-K	001-33301	10.1	06/06/2025

10.33	Governance Agreement, dated as of June 6, 2025, between the Registrant and TCW Asset Management Company LLC	8-K	001-33301	10.2	06/06/2025

10.34

Financing Agreement, dated as of June 6, 2025, between the Registrant as the Administrative Borrower, the guarantors listed hereto, the lenders from time to time party hereto, as lenders, TCW Asset Management Company LLC, as collateral agent and administrative agent, and Wingspire Capital LLC, as servicing agent

						X

10.35	Form of Subscription Agreement, dated as of May 6, 2021, between the Registrant and each signatory thereto.	8-K	001-33301	10.2	05/12/2021

19.1	Insider Trading Policy					X

21.1	List of subsidiaries.					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10‑K).					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.					X

97.1	Compensation Recovery Policy					X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Madison, State of Wisconsin, on August 28, 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ Suzanne Winter Suzanne Winter	President, Chief Executive Officer and Director (Principal Executive Officer)	August 28, 2025

/s/ Ali Pervaiz Ali Pervaiz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 28, 2025

/s/ Michael J. Murphy Michael J. Murphy	Corporate Controller (Principal Accounting Officer)	August 28, 2025

/s/ Joseph E. Whitters Joseph E. Whitters	Chairperson of the Board and Director	August 28, 2025

/s/ Robert C. Kill Robert C. Kill	Director	August 28, 2025

/s/ Byron C. Scott Byron C. Scott	Director	August 28, 2025

/s/ Beverly A. Huss Beverly A. Huss	Director	August 28, 2025

/s/ Anne B. Le Grand	Director	August 28, 2025
Anne B. Le Grand

/s/ James M. Hindman James M. Hindman	Director	August 28, 2025

/s/ Mika Nishimura Mika Nishimura	Director	August 28, 2025

/s/ Steven F. Mayer Steven F. Mayer	Director	August 28, 2025