Form 10-Q
period 2025-09-30
ACCURAY INC
filed 2025-11-05
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, there were 113,341,132 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

+

We own or have rights to various trademarks and tradenames used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi‑Art®, RoboCouch®, Synchrony®, TomoTherapy®,Xsight®, Accuray Precision®, AutoSegmentation™, CTrue™, H™ Series, iDMS®, InCise™, Iris™, CyberKnife M6™ Series, Accuray OIS Connect™, PreciseART®, PreciseRTX®, Treatment Planning System™, TomoDirect™, TomoEDGE™, TomoH®, TomoHD®, TomoHDA™, TomoHelical™, TomoTherapy Quality Assurance™, Radixact®, Onrad ™, S7™, Accuray Helix™, CyberComm™, AEX®, ClearRT®, XChange®, and VoLO™.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	September 30, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$63,344	$57,416
Restricted cash	572	574
Accounts receivable, net of allowance for credit losses of $1,079 and $369 as of September 30, 2025, and June 30, 2025, respectively (a)	54,378	83,192
Inventories, net	155,503	141,020
Prepaid expenses and other current assets (b)	29,373	33,501
Deferred cost of revenue	433	1,762
Total current assets	303,603	317,465
Noncurrent assets:
Property and equipment, net	29,013	28,658
Investment in joint venture	4,010	4,612
Operating lease right-of-use assets, net	32,099	33,115
Goodwill	57,820	57,802
Restricted cash	6,012	4,144
Other assets	24,259	24,443
Total assets	$456,816	$470,239
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,400	$34,033
Accrued compensation	13,907	14,573
Operating lease liabilities, current	7,463	7,375
Other accrued liabilities	26,271	29,361
Customer advances	12,087	12,197
Deferred revenue	79,631	82,306
Short-term debt, net	12,853	12,734
Total current liabilities	194,612	192,579
Noncurrent liabilities:
Operating lease liabilities, non-current	31,481	32,482
Long-term other liabilities	5,345	5,160
Warrant liability	10,371	8,497
Deferred revenue, non-current	25,824	26,566
Long-term debt, net	127,316	123,786
Total liabilities	394,949	389,070
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of September 30, 2025, and June 30, 2025, respectively; issued and outstanding: 113,281,068 and 112,643,852 shares at September 30, 2025, and June 30, 2025, respectively	113	113
Additional paid-in-capital	604,680	602,165
Accumulated other comprehensive loss	(1,976)	(1,837)
Accumulated deficit	(540,950)	(519,272)
Total stockholders' equity	61,867	81,169
Total liabilities and stockholders' equity	$456,816	$470,239

(a)
Includes accounts receivable from the joint venture, an equity method investment, of $9,610 and $28,452 as of September 30, 2025, and June 30, 2025, respectively. See Note 12.
(b)
Includes other receivables from the joint venture, an equity method investment, of $359 and $377 as of September 30, 2025, and June 30, 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2025	2024
Net revenue:
Products (a)	$37,161	$48,369
Services (b)	56,781	53,176
Total net revenue	93,942	101,545
Cost of revenue:
Cost of products	29,628	32,461
Cost of services	37,766	34,615
Total cost of revenue (c)	67,394	67,076
Gross profit	26,548	34,469
Operating expenses:
Research and development (d)	11,369	12,116
Selling and marketing	11,973	11,682
General and administrative	14,519	12,820
Total operating expenses	37,861	36,618
Loss from operations	(11,313)	(2,149)
Income (loss) from equity method investment, net	439	(72)
Interest expense	(8,052)	(2,955)
Loss from change in fair value of warrant liability	(1,874)	—
Other (expense) income, net	(407)	1,847
Loss before provision for income taxes	(21,207)	(3,329)
Provision for income taxes	471	625
Net loss	$(21,678)	$(3,954)
Net loss per share - basic and diluted	$(0.18)	$(0.04)
Weighted average common shares used in computing net loss per share:
Basic and diluted	118,946	100,225
Other comprehensive loss:
Net loss	$(21,678)	$(3,954)
Unrealized loss from cash flow hedges, net of reclassifications	(108)	—
Foreign currency translation adjustment	(31)	1,740
Comprehensive loss	$(21,817)	$(2,214)

(a)
Includes sales of products to the joint venture, an equity method investment, of $8,847 and $28,644 during the three months ended September 30, 2025, and 2024, respectively. See Note 12.
(b)
Includes sales of services to the joint venture, an equity method investment, of $5,515 and $4,058 during the three months ended September 30, 2025, and 2024, respectively. See Note 12.
(c)
Includes cost of revenue from sales to the joint venture, an equity method investment, of $9,545 and $20,891 during the three months ended September 30, 2025, and 2024, respectively. See Note 12.
(d)
Includes charge backs to the joint venture, an equity method investment, related to research and development of $359 and $355 during the three months ended September 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2025	112,644	$113	$602,165	$(1,837)	$(519,272)	$81,169
Issuance of common stock to employees	637	—	—	—	—	—
Share-based compensation	—	—	2,515	—	—	2,515
Net loss	—	—	—	—	(21,678)	(21,678)
Unrealized loss from cash flow hedges	—	—	—	(108)	—	(108)
Cumulative translation adjustment	—	—	—	(31)	—	(31)
Balance at September 30, 2025	113,281	$113	$604,680	$(1,976)	$(540,950)	$61,867

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2024	100,195	$100	$566,887	$(4,222)	$(517,681)	$45,084
Issuance of common stock to employees	240	—	—	—	—	—
Share-based compensation	—	—	2,353	—	—	2,353
Net loss	—	—	—	—	(3,954)	(3,954)
Cumulative translation adjustment	—	—	—	1,740	—	1,740
Balance at September 30, 2024	100,435	$100	$569,240	$(2,482)	$(521,635)	$45,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(21,678)	$(3,954)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,676	1,464
Share-based compensation	2,515	2,353
Amortization of debt financing costs and discount for warrants issued to lenders	1,905	254
Non-cash interest paid-in-kind	2,308	—
Loss from change in fair value of warrant liability	1,874	—
Provision from credit losses	685	244
Provision for write-down of inventories	1,020	913
Loss on disposal of property and equipment	160	—
(Income) loss from equity method investment	(439)	72
Net deferred gross profit on sales to the JV	1,081	3,619
Provision for deferred income taxes, net	(6)	(75)
Changes in assets and liabilities:
Accounts receivable	28,288	2,003
Inventories	(16,577)	(16,985)
Prepaid expenses and other assets	3,497	3,670
Deferred cost of revenue	1,329	(871)
Accounts payable	9,642	(1,727)
Operating lease liabilities, net of operating lease right-of-use assets	99	132
Accrued compensation and accrued liabilities	(2,576)	(3,911)
Customer advances	(70)	(1,300)
Deferred revenues	(2,553)	6,805
Net cash provided by (used in) operating activities	12,180	(7,294)
Cash flows from investing activities
Purchases of property and equipment	(1,904)	(1,120)
Capitalized costs for software to be sold	(1,920)	—
Net cash used in investing activities	(3,824)	(1,120)
Cash flows from financing activities
Debt financing costs	-	(173)
Paydown under Term Loan Facilities	(475)	(2,000)
Borrowings Revolving Credit Facilities	2,000	10,000
Repayments under Revolving Credit Facilities	(2,000)	(10,000)
Net cash used in financing activities	(475)	(2,173)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(87)	1,327
Net increase (decrease) in cash, cash equivalents and restricted cash	7,794	(9,260)
Cash, cash equivalents and restricted cash at beginning of period	62,134	70,392
Cash, cash equivalents and restricted cash at end of period	$69,928	$61,132
Supplemental non-cash disclosure:
Unpaid purchase of property and equipment at end of period	$561	$440
Unpaid capitalized software costs to be sold at end of period	$464	$-
Transfers from inventory to property and equipment, net	$604	$92
Transfers from inventory to prepaid and other assets	$-	$1,218
Transfer of lease liabilities to leasehold improvements	$-	$447
Transfer of other assets to property and equipment	$-	$288

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2025, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2026, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2025.

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

The Company expects that the business of its customers and its own business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. In addition, ongoing supply chain challenges and logistics costs, including difficulties in obtaining a sufficient supply of component materials and increased component costs, have adversely affected the Company's gross margins and net income (loss), and the Company currently expects that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistics expenses through at least fiscal year 2026. In addition, the Company expects inflation and the ongoing supply chain challenges and logistics costs to impact its cash from operations through at least fiscal year 2026. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted net revenue since fiscal year 2024, and the Company expects this will continue to have an impact through fiscal year 2026. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity, however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time. The Company’s past results may not be indicative of its future performance, and historical trends, including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially.

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

Failing to comply with the covenants to the Financing Agreement could adversely affect the Company’s ability to finance its future operations or capital needs, withstand a future downturn in its business or the economy in general, engage in business activities, including future opportunities that may be in its interest, and plan for or react to market conditions or otherwise execute its business strategies. The Company’s ability to comply with the covenants and other terms governing the Financing Agreement will depend in part on its future operating performance. In addition, because substantially all of the Company’s assets are pledged as collateral under the Financing Agreement, if the Company is not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by the Company’s lenders. Failure to satisfy the covenants and other terms governing the Financing Agreement in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or additional amendments to the Financing Agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendments and the debt under the Financing Agreement is accelerated, the Company would be required to obtain replacement financing. There can be no assurance that the Company would be able to obtain replacement financing on acceptable terms, or at all, on a timely basis. There can be no assurance that the Company would be able to satisfy its obligations if any of its indebtedness is extended. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the three months ended September 30, 2025, compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Recent Accounting Pronouncements

Accounting Pronouncements - Adopted

In December 2023, the FASB issued ASU 2023-09 to improve the transparency and usefulness of income tax disclosures. The accounting standard expands disclosures to the entity’s income tax rate reconciliation table and requires cash taxes paid disaggregated by jurisdiction. The Company will adopt this standard in its Annual Report on Form 10-K for fiscal 2026, and the update can be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the standard and determining the extent of additional disclosures that may be required.

Accounting Pronouncements- Not Yet Effective

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

Changes in the contract assets and liabilities are as follows (dollars in thousands):

			Change
	September 30, 2025	June 30, 2025	$	%
Contract Assets:
Unbilled accounts receivable – current (1)	$13,369	$11,823	1,546	13%
Interest receivable – current (2)	269	284	(15)	(5%)
Long-term accounts receivable (3)	1,962	3,777	(1,815)	(48%)
Interest receivable – non-current (3)	151	172	(21)	(12%)
Contract Liabilities:
Customer advances	12,087	12,197	(110)	(1%)
Deferred revenue – current	79,631	82,306	(2,675)	(3%)
Deferred revenue – non-current	25,824	26,566	(742)	(3%)

(1)
Included in accounts receivable on the unaudited condensed consolidated balance sheets.
(2)
Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
(3)
Included in other assets on the unaudited condensed consolidated balance sheets.

During the three months ended September 30, 2025, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. During the three months ended September 30, 2025, contract liabilities changed due to changes in the timing of revenue recognition as a result of changes in shipping timing, modifications to the transaction price, reduced customer deposits for system sales, and for which the warranty was deferred.

During the three months ended September 30, 2025, the Company recognized revenue of $28.0 million, which was included in the deferred revenue balances as of June 30, 2025. During the three months ended September 30, 2024, the Company recognized revenue of $27.5 million, which was included in the deferred revenue balances as of June 30, 2024.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of September 30, 2025, total remaining performance obligations amounted to $866.0 million. Of this total amount, $62.3 million related to long-term warranty and non-cancellable post-warranty services, which is the estimated revenue expected to be recognized over the remaining service period and warranty period for systems that have been delivered (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's remaining performance obligations related to long-term warranty and non-cancellable post-warranty services as of September 30, 2025 (in thousands):

	Fiscal years of revenue recognition
	2026	2027	2028	Thereafter
Long-term warranty and non-cancellable post-warranty services	$22,438	$24,302	$11,647	$3,930

For the remaining $803.7 million of performance obligations (i.e., open systems sales, upgrades, training and other miscellaneous items), the Company estimates 30% to 35% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. The Company anticipates a portion of its open contracts may never result in revenue recognition primarily due to the long sales cycle and factors outside of its control, including changes to its customers' needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. Based on historical experience and management's best estimate, approximately 27% of the Company’s $760.7 million open system sales contracts as of September 30, 2025 may never result in revenue.

Capitalized Contract Costs

As of September 30, 2025 and June 30, 2025, the balance of capitalized costs to obtain a contract was $6.7 million and $7.3 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the unaudited condensed consolidated balance sheets.

Expenses related to capitalized costs to obtain a contract consisted of the following (in thousands):

	Three Months Ended September 30,
	2025	2024
Capitalized contract costs	$102	$927
Amortization of capitalized contract costs	417	780
Impairment loss on capitalized costs	246	100

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

A summary of the Company’s financing receivables is presented as follows (in thousands):

	September 30, 2025	June 30, 2025
Financing receivables	$3,650	$3,842
Allowance for credit losses	—	—
Total, net	$3,650	$3,842
Reported as:
Current	$1,919	$1,082
Non-current	1,731	2,760
Total, net	$3,650	$3,842

Inventories, net

Inventories consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Raw materials	$58,502	$49,001
Work-in-process	14,568	14,844
Finished goods	82,433	77,175
Inventories, net	$155,503	$141,020

The Company's inventories on the unaudited condensed consolidated balance sheets are net of reserves.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Value added tax receivables	$5,617	$11,381
Prepaid commissions	4,412	4,388
Capitalized contract costs	1,910	1,949
Income tax receivable	1,163	841
Debt financing costs	470	470
Dividend receivable from JV	—	2,453
Other prepaid assets	8,485	5,560
Other current assets	7,316	6,459
Total prepaid and other current assets	$29,373	$33,501

Debt financing costs are related to the $20 million delayed draw term loan facility and the short-term financing costs related to the $20 million revolving credit facility included in the Financing Agreement (see Note 8. Debt, for more information).

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Machinery and equipment	$49,492	$49,147
Leasehold improvements	32,033	32,491
Software	11,844	11,534
Computer and office equipment	6,792	6,797
Furniture and fixtures	1,959	1,959
Construction in progress	6,005	4,641
	108,125	106,569
Less: Accumulated depreciation	(79,112)	(77,911)
Property and equipment, net	$29,013	$28,658

Depreciation expense related to property and equipment was $1.7 million and $1.5 million during the three months ended September 30, 2025, and 2024, respectively.

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Balance at the beginning of the period	$57,802	$57,672
Currency translation	18	130
Balance at the end of the period	$57,820	$57,802

The Company performed its annual goodwill impairment test in the quarter ended December 31, 2024, and determined that there was no impairment to goodwill. The Company did not identify any triggering events that would indicate a potential impairment of its goodwill as of September 30, 2025. The Company will continue to monitor its recorded goodwill for indicators of impairment every fiscal quarter.

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Capitalized software costs to be sold	$12,302	$10,252
Capitalized contract costs	4,748	5,359
Long-term accounts receivable	1,962	3,777
Purchased intangible assets, net	4	15
Deferred tax asset	738	756
Debt financing costs	626	669
Other long-term assets	3,879	3,615
Total other assets	24,259	24,443

There was no amortization expense or amounts written down to net realizable value for the capitalized software costs to be sold during the three months ended September 30, 2025 and 2024. The Company did not identify any triggering events that would indicate a potential impairment of its definite-lived intangible and long-lived assets as of September 30, 2025. Debt financing costs are related to the $20 million revolving credit facility included in the Financing Agreement (see Note 8. Debt, for more information).

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Value added tax liabilities	$6,887	$12,408
Commissions due to third parties	445	573
Refunds due to customers	3,338	3,581
Accrued royalties	3,031	3,082
Accrued consulting	4,171	1,648
Interest payable	1,420	967
Income tax payable	802	973
Other liabilities	6,177	6,129
Total other accrued liabilities	$26,271	$29,361

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss are excluded from earnings and reported as a component of stockholders’ equity. The unrealized gains or losses on cash flow hedge instruments results from changes in our cash flow hedging arrangements. The foreign currency translation adjustment results from those subsidiaries not using the U.S. Dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated to the U.S. Dollar at the current exchange rates at the end of each period. Revenues and expenses are translated at average exchange rates in effect during the period.

The components of accumulated other comprehensive loss in the stockholders' equity section of the Company’s unaudited condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2025	June 30, 2025
Cumulative foreign currency translation adjustment	$(3,251)	$(3,220)
Cumulative unrealized losses on cash flow hedge instruments	(108)	-
Defined benefit pension obligation	1,383	1,383
Accumulated other comprehensive loss	$(1,976)	$(1,837)

Statements of Operations

Interest expense consisted of the following (in thousands)

	Three Months Ended September 30,
	2025	2024
Contractual interest coupon	$3,555	$2,625
Non-cash paid-in-kind interest	2,308	-
Amortization for financing costs and discount for warrants issued to lenders	1,905	254
Other	284	76
Total interest expense	$8,052	$2,955

Other (expense) income, net, consisted of the following (in thousands):

	Three Months Ended September 30,
	2025	2024
Interest income	$272	$303
Foreign currency exchange (loss) gain	(195)	2,174
Costs for hedging activities	(336)	(570)
Other, net	(148)	(60)
Total other (expense) income, net	$(407)	$1,847

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

The following table provides information related to the Company’s operating leases (in thousands):

	Three Months Ended September 30,
	2025	2024
Operating lease costs (1)	$2,302	$2,231
Short-term operating lease costs	91	39
Cash paid for amounts included in the measurement of lease liabilities	2,111	2,030

(1)
Excludes expenses related to short-term lease operating costs.

Operating lease right-of-use assets and operating lease liabilities consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Operating lease right-of-use assets
Balance at the beginning of period	$33,115	$33,773
Lease assets added	187	4,624
Amortization for the period	(1,203)	(5,282)
Balance at the end of period	$32,099	$33,115
Operating lease liabilities
Balance at the beginning of period	$39,857	$38,591
Lease liabilities added	187	5,726
Repayment and interest accretion	(1,100)	(4,460)
Balance at the end of period	$38,944	$39,857

Current portion of operating lease liabilities	$7,463	$7,375
Non-current portion of operating lease liabilities	31,481	32,482

Maturities of operating lease liabilities as of September 30, 2025, are presented in the table below (dollars in thousands):

Amount
2026 (remaining nine months)	$5,278
2027	8,076
2028	6,938
2029	5,382
2030	4,791
Thereafter	24,972
Total operating lease payments	55,437
Less: imputed interest	(16,493)
Present value of operating lease liabilities	$38,944

The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	September 30, 2025	June 30, 2025
Weighted average remaining lease term (in years)	7.6	7.8
Weighted average discount rate	10.5%	10.4%

Note 5. Derivative Financial Instruments

The Company measures all derivatives at fair value on the unaudited consolidated balance sheets. The accounting for gains and losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting are as follows (in thousands):

		September 30, 2025	June 30, 2025
	Balance sheet location	Fair Value
Derivative Assets Designated as Hedges
Foreign currency exchange contracts	Other current and prepaid assets	$106	$-
Foreign currency exchange contracts	Other assets	17	-
Total asset derivatives		$123	$-
Derivative Liabilities Designated as Hedges
Foreign currency exchange contracts	Accrued liabilities	$127	$-
Foreign currency exchange contracts	Long-term other liabilities	104	-
Total liability derivatives		$231	$-

As of June 30, 2025, the Company did not have any outstanding derivatives designated as hedging instruments. As of September 30, 2025, and June 30, 2025, the fair value of the Company's derivatives not designated as hedging instruments were not material. The Company records its derivative financial instruments on a gross basis within the unaudited condensed consolidated balance sheets.

Cash Flow Hedging Arrangements

The Company uses foreign currency forward contracts designated as cash flow hedges to manage its exposure to the variability of future cash flows that are denominated in a foreign currency. The tenor of these forward contracts range up to approximately eighteen months. For derivative instruments designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into income in the same period or periods in which the hedged item affects earnings. In order for the Company to receive hedge accounting treatment, the cash flow hedge must be highly effective in offsetting changes in the fair value of the hedged item and the relationship between the hedging instrument and the associated hedged item must be formally documented at the inception of the hedge relationship. Hedge effectiveness is formally assessed, both at hedge inception and on an ongoing basis, to determine whether the derivatives used in hedging transactions are highly effective in offsetting changes in the value of the hedged items and whether they are expected to continue to be highly effective in future periods.

The Company formally documents relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific foreign currency asset, liability or forecasted transaction being hedged; the nature of the risk being hedged; the hedge objective; and the method of assessing hedge effectiveness. If an anticipated transaction is deemed no longer likely to occur, the corresponding derivative instrument is de-designated as a hedge and any associated unrealized gains and losses in accumulated other comprehensive loss are recognized in income or expense at that time. Any future changes in the fair value of the instrument are recognized in current income or expense. The Company is required to maintain a minimum cash collateral balance of $2.0 million for its outstanding cash flow hedge derivatives to fund the anticipated settlement of its open positions. As of September 30, 2025, the Company has $2.0 million in cash collateral for its cash flow hedge derivatives recorded in long-term restricted cash on the unaudited condensed consolidated balance sheets.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges (in thousands):

	September 30, 2025	June 30, 2025
Euro	$35,039	$—
Japanese Yen	24,942	—
Total	$59,981	$—

As of June 30, 2025, the Company did not have any foreign currency forward contracts designated as cash flow hedges.

The amount of the gains and losses on derivative instruments designated as cash flow hedges and the classification of those gains and losses within the unaudited condensed consolidated financial statements were as follows (in thousands):

	Losses Recognized in Accumulated Other Comprehensive Loss
	Three Months Ended September 30,
Derivative Instrument	2025	2024
Foreign currency exchange contracts	$(108)	$—

During the three months ended September 30, 2025 and 2024, there were no amounts reclassified from accumulated other comprehensive loss to the statement of operations and comprehensive loss. During the three months ended September 30, 2025, the gains and losses recognized due to the de-designation of cash flow hedge contracts were not significant. As of September 30, 2025, the amount that will be reclassified from accumulated other comprehensive loss to earnings within the next twelve months is not material. As of September 30, 2025, outstanding cash flow hedges will mature within the next eighteen months.

Balance Sheet Hedging Arrangements

The Company uses foreign currency forward contracts designated as balance sheet hedges with approved financial institutions to manage its exposure of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated cash, customer receivables and liabilities.

These balance sheet hedging arrangements are not designated as hedging instruments for accounting purposes. Principal hedged currencies primarily include the Japanese Yen, Swiss Franc, and Euro. The periods of these balance sheet hedges range up to approximately three months and the notional amounts are intended to be consistent with changes in the underlying exposures.

The notional amount of the Company's outstanding balance sheet hedge contracts consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Swiss Franc	$20,284	$7,438
Japanese Yen	5,317	8,700
Euro	9,368	11,431
Indian Rupee	8,308	7,485
Chinese Yuan	6,038	5,491
Korean Won	1,213	1,306
Canadian Dollar	1,136	—
British Pound	—	1,617
Total outstanding balance sheet hedge contracts	$51,664	$43,468

Gains or losses on derivative financial instruments

Gains and losses on the Company's balance sheet and cash flow hedges are recorded in other income (expense), net, on the Company's unaudited condensed consolidated statements of operations. The following table provides information about the gain or loss associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended September 30,
	2025	2024
Foreign currency exchange gain on balance sheet hedges	$99	$1,436
Foreign currency exchange gain on cash flow hedges	95	-
Total	$194	$1,436

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

Items Measured at Fair Value on a Recurring Basis

Warrant Liabilities

The Penny Warrants (as defined in Note 8) are accounted for as a liability with the changes in fair value of the warrants are recognized in the statement of operations and comprehensive income (loss). The estimated fair value of the Penny Warrants liabilities represent Level 2 measurements because the fair value of the warrant is being implied based on market trades of the stock.

The following table shows the changes in fair value of the Penny Warrants:

	September 30, 2025	June 30, 2025
Balance at the beginning of the period	$8,497	$—
Issuance of Penny Warrants on June 6, 2025	-	7,998
Change in fair value	1,874	499
Balance at the end of the period	$10,371	$8,497

Other Fair Value Disclosures

As of September 30, 2025, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated or notional value of $51.7 million. The fair value of the underlying currency, based upon the September 30, 2025, exchange rate, was $51.6 million, which it considers to be a Level 2 fair value measurement. As of June 30, 2025, the Company had open currency forward contracts to purchase or sell foreign currencies with a stated or notional value of $43.5 million. The fair value of the underlying currency, based upon the June 30, 2025, exchange rate, was $43.3 million, which it considers to be a Level 2 fair value measurement.

The Company’s convertible debt is measured on a recurring basis using Level 2 based upon observable inputs. The Company's Term Loan Facilities due 2030 (as defined in Note 8) reflect the bank quoted market rates, which the Company considers to be a Level 2 fair value measurement. The Company believes that the carrying value of the Term Loan Facilities approximates its estimated fair value based on the effective interest rate, compared to the current market rate available to the Company at quarter-end.

The table below summarizes the carrying value and estimated fair value of the 3.75% Convertible Senior Notes due June 1, 2026 (“2026 Notes”) and the Term Loan Facilities due 2030 (in thousands):

	September 30, 2025		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Senior Notes due June 1, 2026	$17,922	$17,386	$17,893	$17,322
Term Loan Facilities due 2030	122,247	122,247	$118,627	$118,627
Total	$140,169	$139,633	$136,520	$135,949

The carrying value and fair value of the Term Loan Facilities due 2030 excludes $19.7 million for the fair value of the warrants issued to the lenders to purchase the Company’s common stock.

The Premium Warrants (as defined in Note 8) met all of the criteria for equity classification and were recorded at their relative fair value in additional paid-in capital at the time of issuance. The fair value of $12.8 million is not subject to remeasurement and was estimated using a Black-Scholes method, which incorporates significant unobservable inputs, including expected volatility, risk-free interest rate and expected term. As these inputs are not observable in the market, the fair value measurement of the Premium Warrants represent a Level 3 measurement.

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2025.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers, agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third-party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2025.

Guarantees

As of September 30, 2025, and June 30, 2025, the Company had various bank guarantees totaling $1.4 million and $1.5 million, respectively, primarily related to bidding processes with customers.

Royalty Agreement

The Company enters into software license agreements with third parties that require royalty payments for each license used. In connection with such agreements, the Company records royalty costs in cost of revenue or deferred cost of revenue. The Company had approximately $3.0 million and $3.1 million in accrued royalty payments as of September 30, 2025, and June 30, 2025, respectively, related to royalty agreements. The following table provides information about the Company’s royalty expense and royalty payments (in thousands):

	Three Months Ended September 30,
	2025	2024
Royalty expense	$328	$243
Royalty payments	378	702

Restructuring

In the first quarter of fiscal year 2026, the Company informed affected employees of a cost savings initiative to reduce operating expenses which resulted in the elimination of approximately 3 percent of the Company’s global workforce. The Company recorded a restructuring charge of $1.5 million during the three months ended September 30, 2025, for severance benefits related to the reduction in workforce. In addition, the Company recorded $1.3 million during the three months ended September 30, 2025 for third-party consulting activities directly related to the development and execution of the restructuring plan. The cost-saving initiative is expected to be substantially completed by the fourth quarter of fiscal year 2026.

The restructuring charges for the affected employees are recorded in their respective department cost center. These restructuring charges for severance recorded during the three months ended September 30, 2025, are as follows: cost of products $0.2 million, cost of services $0.2 million, research and development $0.1 million, sales and marketing $0.3 million, and general and administrative $0.7 million. The $1.3 million of third-party consulting costs were recorded in general and administrative expense.

The Company paid approximately $0.9 million in cash for the restructuring charges during the three months ended September 30, 2025. At September 30, 2025, the Company had a remaining accrual of $1.9 million, which is included in accrued compensation on the unaudited condensed consolidated balance sheets, and expects to pay the remaining amounts over the remainder of fiscal year 2026.

Note 8. Debt

The Company's outstanding debt as of September 30, 2025, and June 30, 2025, is as follows (in thousands):

	September 30, 2025	June 30, 2025
Term Loan Facilities due 2030	$149,525	$150,000
Convertible Senior Notes due June 1, 2026	18,000	18,000
Total debt	167,525	168,000
Accumulated Paid-in-kind interest	2,925	616
Unamortized debt financing costs	(10,549)	(11,101)
Unamortized discount for warrants issued to lenders	(19,732)	(20,995)
Total debt, net	$140,169	$136,520
Reported as:
Short-term debt, net	$12,853	$12,734
Long-term debt, net	127,316	123,786
Total debt, net	$140,169	$136,520

A summary of interest expense on the Company’s outstanding debt is as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Contractual interest coupon	$3,555	$2,625
Non-cash paid-in-kind interest	2,308	—
Amortization of debt financing costs and discount for warrants issued to lenders	1,905	254
Total interest expense on debt	$7,768	$2,879

A summary of weighted average effective interest rate on the Company’s debt is as follows:

	September 30, 2025	June 30, 2025
Term Loan Facility due 2030	23.8%	22.0%
Convertible Senior Notes due June 1, 2026	4.4%	4.3%

The weighted average effective interest rate includes coupon interest rates, paid-in-kind interest, the amortization of debt financing costs, and the amortization of the discount for warrants issued to lenders.

Financing Agreement

On June 6, 2025, the Company entered into a new five-year senior secured credit agreement, due June 6, 2030, (the “Financing Agreement”) by and among the Company, as borrower (the “Borrower”), TCW Asset Management Company LLC, a leading global asset manager (“TCW”), as collateral agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Collateral Agent”) and as administrative agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent”, and together with the Collateral Agent, each an “Agent” and collectively, the “Agents”), and certain other parties signatory thereto. The Financing Agreement provides for a $150 million term loan (the “Term Loan Facility”), a $20 million delayed draw term loan facility (the “Delayed Draw Facility”), and a $20 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facilities and Delayed Draw Facility, the “Facilities”).

The Company will be able to access the Delayed Draw Facility from the date financial reports are delivered under the Financing Agreement for the fiscal quarter ending December 31, 2025 through June 6, 2026, if the total leverage ratio of the

Company is not greater than 5.25:1.00 and certain other conditions, as described in the Financing Agreement, are met. The proceeds from the Delayed Draw Facility may be used to fund the remaining $18.0 million outstanding 2026 Notes.

The Borrower’s obligations under the Financing Agreement are secured by first-priority liens on substantially all assets of the Borrower, subject to certain exceptions. The Financing Agreement required the Borrower to cause certain of its direct and indirect subsidiaries to, within 90 days of the closing date of the Financing Agreement, grant first-priority liens on substantially all of their assets, in each case, subject to certain exceptions.

Interest on the borrowings under the Facilities is payable in arrears on the applicable interest payment date at an interest rate equal to, at the Company’s option, either: (i) a term SOFR-based rate (subject to a 2.00% per annum floor), plus an applicable margin of 8.50%, per annum or (ii) a reference rate (subject to a 3.00% per annum floor), plus an applicable margin of 7.50% per annum. The agreement provides the option for payment-in-kind interest (“PIK”) up to 6.00% per annum (subject to an increase in applicable margin of 1/3 of 1.00% per annum for each 1.00% per annum of interest elected to be paid in kind which PIK interest will be capitalized on the applicable interest payment date and will be added to the then-outstanding principal amount of the term loans). The Financing Agreement requires the Borrower to pay the lenders with commitments under the Revolving Credit Facility an unused commitment fee equal to 0.50% per annum of the average unused portion of the Revolving Credit Facility.

On June 6, 2025, concurrently with its entry into the Financing Agreement, the Company issued detachable warrants to purchase the Company’s common stock to certain of its lenders (the “Warrant Holders”) under the Financing Agreement. The Warrant Holders were issued warrants to purchase (i) 17,180,710 shares of common stock with an exercise price of $1.68 per share, exercisable on and after December 7, 2025 and expiring on June 6, 2032 (the “Premium Warrants”) and (ii) 6,247,531 shares of common stock with an exercise price of $0.01 per share (“Penny Warrants”) exercisable immediately and expiring on June 6, 2032. As of September 30, 2025, no warrants have been exercised.

The Financing Agreement contains restrictions and covenants applicable to the Company and its subsidiaries. Among other requirements, the Company may not permit (i) the total leverage ratio (as defined in the Financing Agreement) to be greater than a certain specified ratio for each fiscal quarter during the term of the Financing Agreement, (ii) the fixed charge coverage ratio (as defined in the Financing Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the Financing Agreement or (iii) liquidity (as defined in the Financing Agreement) to be less than a certain specified threshold for each month during the term of the Financing Agreement. The Company was in compliance with its covenants and other requirements of the Financing Agreement as of September 30, 2025.

3.75% Convertible Senior Notes due June 1, 2026

In May 2021, the Company issued $100.0 million aggregate principal amount of its 2026 Notes under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. On June 5, 2025, the Company entered into separate, privately-negotiated exchange agreements with a limited number of existing holders of the 2026 Notes (the “2026 Noteholders'”) to exchange (the “Exchange”) approximately $82.0 million aggregate principal amount of the 2026 Noteholders' existing 2026 Notes. Holders of the remaining $18.0 million aggregate principal amount of the 2026 Notes did not receive cash or shares of common stock in the Exchange mentioned above and the original terms of such 2026 Notes were not modified.

Holders of the remaining 2026 Notes may convert their notes at any time on or after March 6, 2026 until the close of the business day immediately preceding the maturity date. Prior to June 1, 2026, the remaining holders of the 2026 Notes may convert their notes only under certain circumstances. Upon conversion, the Company will have the right to pay cash, or deliver shares of common stock of the Company or a combination thereof, at the Company’s election. The initial conversion rate is 170.5611 shares of the Company’s common stock per $1,000 principal amount (which represents an initial conversion price of approximately $5.86 per share of the Company’s common stock). The conversion rate, and therefore, the conversion price, is subject to adjustment, as further described below.

Holders of the remaining 2026 Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the remaining 2026 Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of September 30, 2025 and June 30, 2025, the if-converted value of the remaining 2026 Notes did not exceed the outstanding principal amount.

Note 9. Stock Incentive Plans

The following table presents details of share-based compensation expenses, by functional line item, noted within the Company's operating expenses (in thousands):

	Three Months Ended September 30,
	2025	2024
Cost of revenue – products	$180	$217
Cost of revenue – services	190	154
Research and development	351	382
Selling and marketing	509	370
General and administrative	1,286	1,230
Total share-based compensation	$2,516	$2,353

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows (in thousands, except for per share amounts):

	Three Months Ended September 30,
	2025	2024
Numerator:
Net loss	$(21,678)	$(3,954)
Denominator:
Weighted average shares outstanding - basic and diluted	118,946	100,225
Basic and diluted net loss per share	$(0.18)	$(0.04)
Anti-dilutive share-based awards, excluded	10,765	10,747
Anti-dilutive warrants	17,181	—

Warrants Issued in Connection with the Long-term Debt

In June 2025, the Company issued approximately 6.2 million detachable Penny Warrants and 17.2 million Premium Warrants to the lenders of our long-term debt (See Note 8. Debt, for more information). Accounting guidance dictates that shares issuable for little or no cash consideration upon the satisfaction of certain conditions shall be considered outstanding common shares and included in the computation of basic earnings per share. Since the Penny Warrants are issuable for little or no consideration, the 6.2 million shares are included in the weighted average shares to calculate basic and diluted earnings per share for the period ended September 30, 2025.

Outstanding Convertible Senior Notes

Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof, in cash, the shares of common stock issuable upon conversion of the outstanding principal amount of the 2026 Notes are included in the calculation of diluted net income (loss) per share only if their inclusion is dilutive for periods during which the 2026 Notes were outstanding. The shares of common stock issuable upon conversion of the outstanding principal amount of the 2026 Notes as of as of September 30, 2025 and September 30, 2024, totaled approximately 3.1 million shares and 17.1 million shares, respectively, were not included in the basic and diluted net loss per common share as the effect of adding the shares were anti-dilutive.

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

The Company reports its customer revenues in five geographic regions: the Americas, EIMEA, Japan, China and Asia Pacific. The Americas region primarily includes the United States, Canada and Latin America. The EIMEA region includes Europe, India, the Middle East, and Africa. The Asia Pacific region consists of Asia (excluding Japan and China), Australia and New Zealand.

The following summarizes net revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2025	2024
Americas	$24,926	$20,870
EIMEA	34,272	25,894
China	15,229	33,976
Japan	9,308	9,865
Asia Pacific	10,207	10,940
Total	$93,942	$101,545

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived assets, which consists of property, plant and equipment, net, and operating lease right-of-use assets are as follows (in thousands):

	September 30, 2025	June 30, 2025
Americas	$49,161	$49,466
EIMEA	9,122	9,220
China	1,506	1,577
Japan	854	999
Asia Pacific	469	511
Total	$61,112	$61,773

The long-lived assets in the Americas region are located in the United States as of September 30, 2025, and June 30, 2025.

Note 12. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. As of September 30, 2025, the Company owned a 49% interest in the JV, which is reported as an investment in joint venture on the Company’s unaudited condensed consolidated balance sheets.

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

The following table shows the reconciliation between the carrying value of the Company's investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	September 30, 2025	June 30, 2025
Carrying value of investment in joint venture	$4,010	$4,612
Deferred intra-entity gross profit	18,582	17,501
Dividend declared	-	2,453
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$17,872	$19,846

As of September 30, 2025, and June 30, 2025, the Company’s carrying value of the investment in the JV was decreased for the Company's proportional share of the JV's currency translation adjustment by $0.4 million. In June 2025, the JV declared a $2.5 million dividend to the Company which was paid in July 2025. There were no dividends declared as of September 30, 2025.

Summarized financial information of the JV is as follows (in thousands):

	Three Months Ended June 30,
Statement of Operations Data:	2025	2024
Revenue	$19,786	$21,834
Gross profit	5,580	4,850
Net income (loss)	888	(148)
Net income (loss) attributable to the Company	439	(72)

Summarized Balance Sheet Data:	As of June 30, 2025	As of June 30, 2024
Assets:
Current assets	$189,755	$131,045
Non-current assets	15,529	11,581
Total assets	$205,284	$142,626
Liabilities and Stockholders' Equity:
Current liabilities	$167,514	$112,379
Non-current liabilities	1,297	86
Stockholders' equity	36,473	30,161
Total liabilities and stockholders' equity	$205,284	$142,626

The following table shows the activity of the Company’s net revenue recognized from intra-entity gross profit from sales (in thousands):

	Three Months Ended September 30,
	2025	2024
Deferred gross profit recognized on sales to the JV	$(570)	$(2,714)
Deferred gross profit on sales to the JV	1,651	6,333
Net deferred gross profit on sales to the JV (1)	$1,081	$3,619

(1)
Profit earned by the Company from the JV is eliminated through cost of goods sold until it is realized; such profits would generally be considered realized when the inventory has been sold through to third parties.

Note 13. Income Tax

The following summarizes the provision for income taxes (in thousands):

	Three Months Ended September 30,
	2025	2024
Provision for income taxes	$471	$625

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company's income tax expense during three months ended September 30, 2025 and 2024, was primarily related to foreign taxes.

On July 4, 2025, new federal tax legislation was enacted, introducing significant changes to U.S. corporate income tax law. Key provisions include the optional expensing of domestic research and development costs under Section 174, modifications to business interest deductions under Section 163(j), and changes to international tax rules such as GILTI. Some provisions are effective retroactively to January 1, 2025, while others phase in through 2027. Due to the full valuation allowance maintained against the Company’s U.S. deferred tax assets, the enactment of this legislation did not have a material impact on the Company’s income tax provision for the quarter ended September 30, 2025. Any required updates to deferred tax balances or related disclosures will be reflected in the Company’s annual financial statements, as applicable.

As of September 30, 2025, the Company’s gross unrecognized tax benefits were $22.6 million, of which $21.8 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Interest and penalties accrued on unrecognized tax benefits are recorded as a component of income tax expense.

Note 14. Subsequent Events

In October 2025, the Company announced it is engaging in a significant organizational, strategic, and operational transformation. To accelerate this work, the Company’s Board of Directors (the “Board”) appointed proven industry leaders with deep operational expertise to drive execution, strengthen performance, and enhance competitiveness. The transformation plan initiatives, most of which will be implemented during the current fiscal year, are designed to increase operating margins, enhance organizational responsiveness and agility, and position the Company for sustainable, profitable growth. To support the execution of this transformation, the Company announced the following:

•
Appointed Stephen La Neve as President and Chief Executive Officer (“CEO”) of the Company, effective as of October 20, 2025. Mr. La Neve was also appointed to the Board as a Class III director with his initial term ending at the Company’s 2027 annual meeting of stockholders. Mr. La Neve succeeded Suzanne Winter, the Company’s President and Chief Executive Officer who resigned from her position as President and CEO, and resigned as a member of the Board, effective October 19, 2025. Ms. Winter will continue to serve as an advisor through November 30, 2025 to provide an orderly transition.
•
Appointed Steven F. Mayer, a member of the Board, as the Transformation Board Sponsor who will provide consulting services to the Company over a period of one year. Mr. Mayer’s services will include, among other things, responsibility for leading the Company’s planning and execution of certain strategic, organizational, cultural, and operational initiatives and transformation in consultation with the Company’s CEO, onboarding the CEO and consulting with the CEO on other matters, and establishing the composition and duties of a transformation office.
•
Chan W. Galbato was nominated to the Board. Mr. Galbato, bringing more than 30 years of operational and strategic leadership experience across global enterprises.
•
FTI Consulting continues to advise the Company on its operational execution and transformation strategy. TCW, the Company’s strategic lending partner, expressed strong support for the transformation plan and the accompanying leadership changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2025, and results of operations for the three months ended September 30, 2025 and 2024 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our expectations regarding backlog, age-ins and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; expectations regarding our strategy in China and our China joint venture as well as its expected impact on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the global macroeconomic conditions on our financial results and business as well as the business of our customers and suppliers; expectations regarding the impact of changes in government administration policy positions; expectations regarding delays in deliveries and installations and its impact on our business; expectations regarding inflation, supply chain challenges and heightened logistics costs and its impact on our business, including gross margins and net income (loss); expectations regarding revenue from the Americas region; expectations regarding the timing of deliveries and revenue conversion; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax and the One Big Beautiful Bill Act on the company; expectations related to our convertible notes and credit facilities; expectations related to our leases; the amount of unrecognized tax amounts; the sufficiency of our cash, cash equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Current Economic Conditions

We are subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including high interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; geopolitical concerns, such as the Russia-Ukraine and Middle East conflicts and increasing tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; changes in government administration policy positions; recent executive orders to impose new tariffs on global imports and uncertainties regarding impact, retaliations and further escalation, including against other countries; and other factors that may emerge. We are also continuing to navigate supply chain and inflation challenges, both of which continues to be a significant headwind that affects the Company’s results of operations.

We expect that the business of our customers and our own business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. In addition, ongoing supply chain challenges and logistics costs, including difficulties in obtaining a sufficient supply of component materials and increased component costs, have adversely affected our gross margins and net income (loss), and we currently expects that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistics expenses through at least fiscal year 2026, and potentially longer. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2026. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time.

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

Our past results may not be indicative of our future performance, and historical trends including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially. Accordingly, management is carefully evaluating our liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to these factors continues to unfold. We also continue to evaluate our operating expenses to conserve cash in light of the uncertain macroeconomic environment due to tariffs, and to evaluate our real estate needs and continue to assess our operations and how and to what extent we will continue to utilize our current real estate assets. The risks related to our business, including further discussion of the impact and possible future impacts of current economic conditions on our business, are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

There remains significant tariff uncertainty, including related to existing tariffs associated with U.S.-China trade, which we expect will continue to have incremental costs to the company. We are working to implement mitigations to the tariff policy impacts, however, we cannot predict the full impact or timing of such efforts and expect that sales to China will be adversely impacted, and our financial results are expected to be adversely impacted through fiscal year 2026.

Restructuring

In the first quarter of fiscal year 2026, we informed affected employees of a cost savings initiative to reduce operating expenses which resulted in the elimination of approximately 3 percent of our global workforce. We recorded a restructuring charge of $1.5 million during the three months ended September 30, 2025, for severance benefits related to the reduction in workforce. In addition, we recorded $1.3 million during the three months ended September 30, 2025 for third-party consulting activities directly related to the development and execution of the restructuring plan. The cost-saving initiative is expected to be substantially completed by the fourth quarter of fiscal year 2026.

The restructuring charges for the affected employees are recorded in their respective department cost center. These restructuring charges recorded during the three months ended September 30, 2025, are as follows: cost of products $0.2 million, cost of services $0.2 million, research and development $0.1 million, sales and marketing $0.3 million, and general and administrative $0.7 million. The $1.3 million of third-party consulting costs were recorded in general and administrative expense.

We paid approximately $0.9 million in cash for the restructuring charges during the three months ended September 30, 2025. At September 30, 2025, we have a remaining accrual of $1.9 million, which is included in accrued compensation on the unaudited condensed consolidated balance sheets, and expects to pay the remaining amounts over the remainder of fiscal year 2026.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Gross orders	$39,570	$55,365
Age-ins	-	4,002
Age-outs	(30,047)	(26,345)
Cancellations	(2,480)	(3,132)
Currency impacts and other	(1,128)	(234)
Net orders	$5,915	$29,656
Order backlog at the end of the period	$395,726	$468,607

Gross Orders and Book to Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period, adjusted for any revisions to existing orders during the period.

Gross orders decreased by $15.8 million during the three months ended September 30, 2025, respectively, as compared to the same period in the prior fiscal year, primarily due to the timing of system gross orders from the EIMEA and China regions, partially offset by an increase in system gross orders from the Americas region.

Our book-to-bill ratio is defined as gross orders for the period divided by product revenue for the period. Our book-to-bill ratio was 1.1 for the three months ended September 30, 2025, as compared to 1.1 for the three months ended September 30, 2024, respectively. A book-to-bill ratio greater than 1.2 generally indicates strong demand for our products. This metric allows management to monitor our business development efforts to ensure we grow our backlog and our business over time.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs net of age-ins, foreign currency impacts and other adjustments during the period. Net orders decreased by $23.7 million during the three months ended September 30, 2025, as compared to the same period in the prior fiscal year, primarily due to a decrease in gross orders, an increase in age-outs, and no age-ins during three months ended September 30, 2025.

Results of Operations — Three months ended September 30, 2025 and 2024

Net revenue

Net revenue by sales classification is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	Percent Change
Products (a)	$37,161	$48,369	(23)%
Services (b)	56,781	53,176	7%
Net revenue	$93,942	$101,545	(7)%
Products revenue as a percentage of net revenue	40%	48%
Service revenue as a percentage of net revenue	60%	52%

(a)
Includes sales of products to the joint venture, an equity method investment, of $8,847 and $28,644 during the three months ended September 30, 2025, and 2024, respectively. See Note 12.
(b)
Includes sales of services to the joint venture, an equity method investment, of $5,515 and $4,058 during the three months ended September 30, 2025, and 2024, respectively. See Note 12.

Products net revenue decreased $11.2 million during the three months ended September 30, 2025, as compared to the same period in the prior fiscal year. The decrease in products net revenue was mostly driven by a lower volume of shipments to China.

Services net revenue increased $3.6 million during the three months ended September 30, 2025, as compared to the same period in the prior fiscal year, primarily due to higher contract revenues as a result of an increase in our installed base.

Net revenue by geographic region, based on the shipping location of our customers, is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	Percent Change
Americas	$24,926	$20,870	19%
EIMEA	34,272	25,894	32%
China	15,229	33,976	(55)%
Japan	9,308	9,865	(6)%
Asia Pacific	10,207	10,940	(7)%
Net revenue	$93,942	$101,545	(7)%

Net revenue decreased $7.6 million during the three months ended September 30, 2025, as compared to the same period in the prior fiscal year, primarily due to a lower volume of shipments to China, partially offset by higher volume of shipments to the EIMEA and Americas regions.

Gross Profit

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	Percent Change
Gross profit	$26,548	$34,469	(23)%
Total gross profit as a percentage of net revenue	28.3%	33.9%

Gross profit decreased by $7.9 million during the three months ended September 30, 2025, as compared to the same period in the prior fiscal year, primarily due to a decrease in net revenues. The decrease in gross profit as a percentage of revenue was due to both geographic and product sales mix, and incremental costs associated with tariffs during the three months ended September 30, 2025.

Operating Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	Percent Change
Research and development	$11,369	$12,116	(6)%
Selling and marketing	11,973	11,682	2%
General and administrative	14,519	12,820	13%
Total operating expenses	$37,861	$36,618	3%
Research and development as a percentage of net revenue	12%	12%
Selling and marketing as a percentage of net revenue	13%	12%
General and administrative as a percentage of net revenue	15%	13%
Total operating expenses as a percentage of net revenue	40%	36%

Research and development expenses decreased by $0.7 million during the three months ended September 30, 2025, as compared to the same period in the prior fiscal year, primarily due to $1.7 million in capitalized labor costs for software development projects in the current period, partially offset by higher spending for research and development projects.

Selling and marketing expenses increased by $0.3 million during the three months ended September 30, 2025, as compared to the same period in the prior fiscal year, primarily due to a $0.5 million increase in trade show costs that resulted from the timing of trade show in the current period.

General and administrative expenses increased by $1.7 million during the three months ended September 30, 2025, as compared to the same period in the prior fiscal year primarily due to $1.3 million in costs from third-party consulting firms to advise with the cost-saving initiative, a $0.5 million increase in severance costs related to the cost-saving initiative, and a $0.4 million increase in bad debt expense.

Income (loss) from equity method investment, net

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	Percent Change
Income (loss) from equity method investment, net	$439	$(72)	(710)%

Income from equity method investment, which relates to our JV, increased by $0.5 million during the three months ended September 30, 2025, as compared to the same period in the prior fiscal year, primarily due to an increase in gross profit and a decrease in operating expenses.

Interest expense

	Three Months Ended September 30,
	2025	2024
Contractual interest coupon	$3,555	$2,625
Non-cash paid-in-kind interest	2,308	-
Amortization for financing costs and discount for warrants issued to lenders	1,905	254
Other	284	76
Total interest expense	$8,052	$2,955

Interest expense increased during the three months ended September 30, 2025, as compared to the same period in the prior fiscal year, primarily due to higher interest payments and financing costs for the Term Loan Facilities. In addition, we accrued $2.3 million for paid-in-kind interest on the Term Loan Facilities.

Loss from change in fair value of warrant liability

Our Penny Warrants are accounted for as a liability with the changes in the fair value of the warrants recognized in the statement of operations and comprehensive loss. During the three months ended September 30, 2025, we recorded a loss of $1.9 million due to an increase in the share price of our common stock during the period.

Other (expense), income net

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	Percent Change
Interest income	$272	$303	(10)%
Foreign currency exchange gain (loss)	(195)	2,174	(109)%
Costs for hedging activities	(336)	(570)	(41)%
Other, net	(148)	(60)	147%
Total other (expense) income, net	$(407)	$1,847	(122)%

Other (expense) income decreased during the three months ended September 30, 2025, as compared to the same period in the prior fiscal year, primarily due foreign currency transaction losses in the first quarter of fiscal year 2026.

Provision for income taxes

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	Percent Change
Provision for income taxes	$471	$625	(25)%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. The provision for income taxes is primarily related to foreign income taxes.

Liquidity and Capital Resources

At September 30, 2025, we had $63.3 million in cash and cash equivalents, excluding restricted cash. Cash from operations could be affected by various risks and uncertainties, including, declines in our revenue, particularly without a corresponding decrease in our expenses, the timing of payments from our customers and our expenditures, as well as but not limited to, macroeconomic conditions, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations, and the risks included in Part I, Item 1A titled “Risk Factors.” In particular, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2026. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by macroeconomic conditions.

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

On June 6, 2025, we entered into a senior secured credit agreement (the “Financing Agreement”) by and among the Company, as borrower (the “Borrower”), TCW Asset Management Company LLC, a leading global asset manager (“TCW”), as collateral agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Collateral Agent”) and as administrative agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent”, and together with the Collateral Agent, each an “Agent” and collectively, the “Agents”), and certain other parties signatory thereto. The Financing Agreement provides for (a) $150 million of new five-year term loan facilities (the “Term Loan Facilities”), (b) a new $20 million delayed draw term loan facility (the “Delayed Draw Facility”) and (c) a new $20 million revolving credit facility (the

“Revolving Credit Facility” and, together with the Term Loan Facilities and Delayed Draw Facility, the “Facilities”). The proceeds of the Delayed Draw Facility may be used to fund any future repurchases of outstanding 3.75% Convertible Senior Notes (“2026 Notes”).

On June 6, 2025, concurrently with its entry into the Financing Agreement, the Company issued detachable warrants to purchase the Company’s common stock to certain of its lenders (the “Warrant Holders”) under the Financing Agreement. The Warrant Holders were issued warrants to purchase (i) 17,180,710 shares of common stock with an exercise price of $1.68 per share, exercisable on and after December 7, 2025 and expiring on June 6, 2032 (the “Premium Warrants”) and (ii) 6,247,531 shares of common stock with an exercise price of $0.01 per share (“Penny Warrants” and together with the Premium Warrants, the “Warrants”), exercisable immediately and expiring on June 6, 2032. No Penny Warrants were exercised as of September 30, 2025. Pursuant to the terms of the Financing Agreement, if the Company uses the Delay Draw Facility, the Company will be obligated to issue additional detachable warrants on terms substantially similar to the Warrants to certain of its lenders under the Financing Agreement.

Interest on the borrowings under the Facilities is payable in arrears on the applicable interest payment date at an interest rate equal to, at the Company’s option, either: (i) a term SOFR-based rate (subject to a 2.00% per annum floor), plus an applicable margin of 8.50%, per annum or (ii) a base rate (subject to a 3.00% per annum floor), plus an applicable margin of 7.50% per annum. The agreement provides the option for payment-in-kind (“PIK”) interest up to 6.00% per annum (subject to an increase in applicable margin of 1/3 of 1.00% per annum for each 1.00% per annum of interest elected to be paid in kind), which PIK interest will be capitalized on the applicable interest payment date and will be added to the then-outstanding principal amount of the term loan. In June 2025, we accrued $0.6 million in PIK interest and we elected the maximum PIK option for the first interest payment date of fiscal year 2026. The Financing Agreement requires the Borrower to pay the lenders with commitments under the Revolving Credit Facility an unused commitment fee equal to 0.50% per annum of the average unused portion of the Revolving Credit Facility. See Note 7. Commitments and Contingencies of our Annual Report on Form 10-K filed with the SEC on August 28, 2025 for future cash payments related to the Term Loan Facilities.

As of September 30, 2025, $18.0 million aggregate principal amount of the 2026 Notes remain outstanding and will be due on June 1, 2026. We intend to use operating cash to pay the remaining balance of the 2026 Notes. The 2026 Notes are classified as short-term debt on consolidated balance sheets.

Additionally, the undistributed earnings of our foreign subsidiaries as of September 30, 2025, for all countries except Japan, France, Switzerland, Germany and the United Kingdom are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of our foreign earnings could be subject to income taxes. As of September 30, 2025, we had $8.8 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there will be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated.

Our cash flows for the three months ended September 30, 2025 and 2024 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$12,180	$(7,294)
Net cash used in investing activities	(3,824)	(1,120)
Net cash used in financing activities	(475)	(2,173)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(87)	1,327
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,794	$(9,260)

Cash Flows from Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2025, was due to $21.1 million from the net changes of assets and liabilities and $12.8 million from non-cash items, and offset by a net loss of $21.7 million.

•
Non-cash items primarily consisted of $2.5 million of share-based compensation expense, $2.3 million for non-cash paid-in-kind interest expense, $1.9 million for the amortization of debt issuance costs, $1.9 million for the loss on the fair value of warrants, and $1.7 million of depreciation and amortization expense.

•
The major contributors to the increase from the net changes of assets and liabilities during the three months ended September 30, 2025 were as follows: a decrease of $28.3 million in accounts receivable due to increased collections from China and a $9.6 million increase in accounts payable that was primarily due to the timing of payments, partially offset by a $16.6 million increase in inventories that was primarily due to increased purchases of materials to meet expected demand.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.8 million during the three months ended September 30, 2025, due to spending $1.9 million for the purchase of property and equipment and $1.9 million in costs for capitalized investments for software to be sold.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.5 million during the three months ended September 30, 2025, was due to payments on the outstanding principal of our Term Loan Facility.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended September 30, 2025 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2025.

Inflation

In recent years, we experienced rising costs for certain materials, including increased logistics and duties costs that adversely affected our gross margins and net income (loss), and had a material effect on our business, financial condition and results of operations. Gross margins and net income (loss) may continue to be adversely affected by increased material costs and freight and logistics expenses through at least fiscal year 2026, as we are unable to pass all of these increased costs to our customers. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2026. Continued pressure from inflationary factors, such as further increases in the cost of materials for our products, cost of labor, interest rates, overhead costs, logistics and duties costs could further exacerbate these effects and harm our business, operating results, and financial condition.

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

During the three months ended September 30, 2025, there were no material changes to the critical accounting policies and estimates, previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K filed with the SEC on August 28, 2025.

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

During the three months ended September 30, 2025 and 2024, the JV represented approximately 15% and 32%, respectively, of our total net revenue. As of September 30, 2025, and June 30, 2025, the JV represented approximately 17% and 33%, respectively, of our total accounts receivable balance. We had one other customer who represented approximately 10% of total accounts receivable as of September 30, 2025. We had no other customers represented more than 10% of our total net revenues and total accounts receivable, as of such dates.

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

Foreign Currency Exchange Rate Risk

A majority of our sales are denominated in foreign currencies, most notably the Swiss Franc, Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which exposes us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are mostly payable in local currencies and therefore, expose us to currency risk.

We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. We have developed a foreign exchange risk management policy to mitigate foreign currency exchange rate fluctuation risk and as of September 30, 2025, we have entered into foreign currency forward contracts to purchase or sell foreign currencies. Changes in fair value of the foreign currency forward contracts are reported in earnings as part of other income (expense), net. We have not entered into any other types of derivative financial instruments for trading or speculative purposes. (See Note 5. Derivative Financial Instruments to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our foreign currency forward contracts).

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Financing Agreement and our 2026 Notes. The interest rates on the 2026 Notes are fixed and the interest rate on the Term Loan Facilities are tied to a variable rate. Our Financing Agreement includes borrowings under the Term Loan Facility of $150.0 million. The interest on the borrowings under the Financing Agreement is payable at the Company’s option, either: (i) a term SOFR-based rate (subject to a 2.00% per annum floor), plus an applicable margin of 8.50%, per annum or (ii) a base rate (subject to a 3.00% per annum floor), plus an applicable margin of 7.50% per annum. If the amount outstanding under the Financing Agreement remained at this level for the next 12 months and interest rates increased or decreased by a 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.8 million. See Note 8. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligation.

Equity Price Risk

As of September 30, 2025, we have $18.0 million aggregate principal amount of 2026 Notes. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 170.5611 shares of common stock per $1,000 principal amount of the 2026 Notes, which is equivalent to a conversion price of approximately $5.86 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.86 upon conversion of the 2026 Notes. For every $1 that the share price of our common stock exceeds $5.86, we expect to issue an additional $3.1 million in cash or shares of our common stock, or a combination thereof, if all of the 2026 Notes, are converted. In connection with the Financing Agreement, we issued detachable warrants to purchase our common stock to lenders under the Financing Agreement. We issued warrants to purchase 17.2 million shares of common stock with an exercise price of $1.68 per share and 6.2 million shares of common stock with an exercise price of $0.01. Any warrant exercise could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. See Note 8. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our warrants.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at a reasonable assurance level in ensuring (i) that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, and has concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We previously identified material weaknesses in our system of internal controls and although such material weaknesses have been remediated, if we fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted.

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

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. We expect that the business of our customers and our own business will continue to be adversely impacted, directly or indirectly, by macroeconomic and geopolitical issues. Concerns over economic and political stability; inflation levels and related efforts to mitigate inflation; a potential recession; the level of U.S. national debt, the U.S. debt credit rating and U.S. budgetary concerns, including concerns over a U.S. government shutdown; currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies, including the impact of the China anti-corruption campaign and timing of China stimulus program on those economies; unemployment; the availability and cost of credit; trade relations, including the imposition of various sanctions, export controls, and tariffs by the United States and other countries; energy costs; instability in the banking and financial services sector; geopolitical uncertainty and conflict, including with respect to Russia-Ukraine and the Middle East conflicts, including with respect to Iran; changes in government administration policy positions and recent executive orders to impose new tariffs on global imports that could result in additional tariffs on specific industries, and uncertainties regarding impact, retaliations and further escalation, have contributed to increased volatility and diminished expectations for the economy and the markets in general. In turn, periods of economic slowdown or recession could lead to a reduction in demand for our products and services, which in turn would reduce our revenues and adversely affect our results of operations and our financial position. The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have and may continue to result in higher inflation in the U.S. and globally, which has led to an increase in costs and caused changes in fiscal and monetary policy, including increased interest rates. Other adverse impacts of recent macroeconomic conditions that have impacted us and may continue to impact us are foreign exchange rate fluctuations, supply chain constraints, logistics challenges, and fluctuations in labor availability. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

In an inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and cost commitments are linked to contractual agreements that extend many years into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures. A higher inflationary environment can also negatively impact raw material, component, and logistics costs that, in turn, has increased the costs of producing and distributing our products. For example, inflationary pressures as well as ongoing supply chain challenges beginning in fiscal year 2023 have resulted in rising costs for certain materials, including increased logistics and duties costs, that have materially affected our gross margins and net income (loss), which have had a material effect on our business, financial condition or results of operations. We expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistics expenses through at least fiscal year 2026. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2026, as we are unable to pass all of these increased costs to our customers.

Further, the U.S. federal government has called for, or enacted, substantial changes to healthcare, trade, fiscal, and tax policies, which may include changes to existing trade agreements and may have a significant impact on our operations. For example, the United States has imposed tariffs on many foreign products, including tariffs on imports from China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products and restrictions on exports to the United States. In light of the uncertainty surrounding tariffs imposed by the United States and China and trade relations between the two countries, we expect the volume of product sales in China to decrease and costs associated with tariffs to increase. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. In addition, failure of the U.S. government to pass a budget in a timely manner, any extended government shutdown, or any reductions in healthcare spending in the budget may adversely impact us or our customers. If economic conditions worsen, or new legislation is passed related to the healthcare system, trade, fiscal or tax policies, customer demand may not materialize to levels we require to achieve our anticipated financial results, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2025, we had an accumulated deficit of $541.0 million. We have incurred net losses, and expect to incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

As of September 30, 2025, we had outstanding borrowings of $152.4 million, which includes $2.9 million in accumulated paid-in-kind interest, under our five-year term loan (the “Term Loan Facility”) with additional borrowings available of $20 million under our revolving credit facility (the “Revolving Credit Facility”) and $20 million under our delayed draw term loan (the “Delayed Draw Facility” and together with the Term Loan Facility and Revolving Credit Facility, the “Credit Facilities”), each of which will mature on June 6, 2030, and $18.0 million in principal amount outstanding of our 3.75% Convertible Senior 2026 Notes due June 1, 2026 (the “2026 Notes”). Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

In addition, the Credit Facilities expose us to interest rate risk. If the amount outstanding under the Credit Facilities remained at the level outstanding as of September 30, 2025 for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.8 million.

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

In addition, we depend on one of our customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from our major customer could have a material adverse effect on our revenue and operating results. Our JV represented approximately 15% and 32% of our total net revenue for the three months ended September 30, 2025 and 2024, respectively. In the future, our major customer may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past, which have been reported to the FDA. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Our reliance on single‑source suppliers for critical components of the CyberKnife and TomoTherapy platforms could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy platforms, including, with respect to the CyberKnife platform, the robot, couch and magnetron and, with respect to the TomoTherapy platforms, the couch, solid state modulator and magnetron. Global supply chain disruptions in parts of our supply chain, have occurred and could occur again in the future, causing delays in the receipt of certain component parts for our products and increased pricing pressure for such parts, including with respect to parts purchased from our single-source suppliers, adversely affecting our gross margins and increasing the risk that these supply chain disruptions could materially affect our ability to meet customer demand. Furthermore, as a result of the effects of the macroeconomic conditions, including inflation, and supply chain challenges, some of our suppliers have limited or reduced the sale of such components to us or increased the cost of such components to us. If these conditions worsen, or if these suppliers were to experience financial difficulties, additional supply chain or other problems that prevents them from supplying us with the necessary components, we could fail to meet product demand, which could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components, including as a result of global shortages in important components, have resulted in, and will continue to cause, inflationary pressure on our supply chain and a significant increase in the costs of these components, which have materially affected and could continue to adversely affect our results of operations. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2026. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. Difficulties in obtaining a sufficient supply of component materials could increase as well as the costs associated with such components, and we expect such difficulties to persist through at least fiscal year 2026. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

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

Customer service is a critical element of our sales strategy. Third party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of macroeconomic factors, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, in recent years, we have experienced delays in shipment of parts to customers as well as increased freight and logistics expenses due to macroeconomic factors and these impacts could intensify. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs to continue through at least fiscal year 2026. If this continues for longer than we expect or if any of the above occurs our customers may experience further delays and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

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

Under our revenue recognition policy, we recognize revenue attributable to a CyberKnife or TomoTherapy platform and related upgrades when control of a platform or upgrade is transferred, which generally happens when a system or upgrade is shipped, while an element of installation is deferred until performed. Events beyond our control may delay shipment or installation and the satisfaction of contingencies required to receive cash inflows and recognition of revenue associated with shipment or installation. Such events may include a delay in the construction at the customer site or customer delay in obtaining receipt of regulatory approvals such as certificates of need. In addition, disruption in operations of certain customers caused by macroeconomic factors have resulted in delays in construction, shipment or installation and some have failed to timely pay their obligations when due. For example, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. If the events which are beyond our control delay the customer from obtaining funding or financing of the entire transaction, we may not be able to recognize revenue for the sale of the entire system because the collectability of contract consideration is not reasonably assured.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of September 30, 2025, customer contracts with extended payment terms of more than one year amounted to approximately 3% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

We previously identified material weaknesses in our system of internal controls and although such material weaknesses have been remediated, if we fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal, or unauthorized transactions. If we cannot maintain effective controls and provide timely and reliable financial reports, our business and operating results could be harmed. For example, we determined that the Company’s internal control over financial reporting was not effective as of June 30, 2024 as a result of two material weaknesses at the control activity level related to ensuring all manual journal entries consistently enforced segregation of duties in the approval process and ensuring that the existence of inventory at manufacturing warehouse locations was accurate.

Although the material weaknesses were remediated as of March 31, 2025, these remediation efforts have been time consuming and costly and may continue to incur additional time and expense. We may not be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. Our management may also be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal control over financial reporting. Any further disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of any acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks) could adversely impact the effectiveness of our internal control over financial reporting as well as affect our ability to manufacture products, process orders, deliver products, provide customer support, fulfill contractual obligations, track inventories, or otherwise operate our business, in particular as a result of our limited experience implementing such systems and the complex nature of the system itself. Any failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, including due to a failure to remediate the material weaknesses mentioned above or the discovery or occurrence of any additional material weaknesses in our internal control over financial reporting in the future, could adversely affect our ability to prepare financial statements within required time periods and record, process and report financial information accurately, which could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, negatively impact the price of our common stock, limit our liquidity and access to capital markets, adversely affect our business, harm our reputation or subject us to litigation or investigations requiring management resources and payment of legal and other expenses.

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

At the end of fiscal year 2025, we had approximately $260.9 million and $119.9 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2029 for federal and 2026 for state purposes. In addition, as of fiscal year 2025 we had federal and state research and development tax credit carryforwards of approximately $28.5 million and $22.8 million, respectively. The California research credits have no expiration date, but if not utilized, the federal research credits and other non-California state research credits will begin to expire in 2026.

Federal net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account). It is uncertain if and to what extent various states will conform to these limitations. In addition, utilization of our net operating loss and credit carryforwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code (“IRC”) and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the IRC. In addition, the use of our net operating losses and other tax attributes may be subject to other limitations under applicable law. Additionally, one of the provisions under the Tax Cuts and Jobs Act that became effective in tax years beginning after December 31, 2021 required the capitalization and amortization of domestic and foreign research and experimental expenditures. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, which makes a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development expenditures and permitting such deductions on a current basis. We continue to evaluate the full impact of the OBBB Act on us, but we do not expect a material impact on our financial statements.

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

The exercise of outstanding warrants to acquire our common stock will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. As of September 30, 2025, there are (i) an aggregate of 17,180,710 shares of our common stock issuable upon exercise of the Premium Warrants, and (ii) an aggregate of 6,247,531 shares of our common stock issuable upon exercise of the Penny Warrants (together, the “Warrants”). If we use the Delayed Draw Facility, we will be subject to issuing additional detachable warrants to our lender and its investors. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares. In addition, the perceived risk of dilution as a result of the number of outstanding Warrants may cause our stockholders to be more inclined to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our common stock price could encourage investors to engage in short sales of our common stock, which could further contribute to price declines in our common stock. The fact that our warrant holders can sell substantial amounts of our common stock in the public market could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

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

At September 30, 2025, we had $63.3 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the first quarter of year fiscal 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1§	Consulting Agreement by and between Jesse Chew and Accuray Incorporated, dated September 19, 2025	8-K	001-33301	10.1	9/19/2025

10.2	Consulting Agreement by and between Dedication Capital, LLC and Accuray Incorporated, dated as of October 18, 2025	8-K	001-33301	10.1	10/20/2025

10.3§	Employment Agreement by and between Stephen La Neve and Accuray Incorporated, dated as of October 20, 2025	8-K	001-33301	10.2	10/20/2025

10.4§	Separation Agreement and General Release by and between Suzanne Winter and Accuray Incorporated, dated as of October 18, 2025	8-K	001-33301	10.3	10/20/2025

10.5§	Consulting Agreement by and between Suzanne Winter and Accuray Incorporated, dated as of October 20, 2025	8-K	001-33301	10.4	10/20/2025

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ACCURAY INCORPORATED

Date: November 5, 2025
	By:	/s/ STEPHEN LA NEVE
Stephen La Neve
Chief Executive Officer

	By:	/s/ Ali Pervaiz
Ali Pervaiz
Senior Vice President & Chief Financial Officer