Form 10-K/A
period 2025-06-30
ACCURAY INC
filed 2026-02-17
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

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

As of January 30, 2026, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 118,782,630.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2025 Annual Meeting of stockholders to be filed within 120 days of our fiscal year end (the “2025 Proxy Statement”) are incorporated by reference in Part III of this Form 10‑K.

EXPLANATORY NOTE

Accuray Incorporated (the “Company”) originally filed its Annual Report on Form 10-K for the year ended June 30, 2025 (the “Form 10-K" or the “Original Filing”) with the Securities and Exchange Commission (the “SEC”) on August 28, 2025 (the “Original Filing Date”). This Form 10-K/A is being filed to restate the Company’s previously issued consolidated financial statements as of and for the fiscal year ended June 30, 2025, as well as to provide restated interim financial information as of September 30, 2024, December 31, 2024, and March 31, 2025 (collectively, the “Affected Periods”), contained in the Original Form 10-K and the Company’s Form 10-Q’s for quarterly periods in the fiscal year ended June 30, 2025.

Background of Restatement

As described in Form 8-K filed on February 9, 2026, the Company recently discovered errors related to the remaining performance obligations (“RPO”) included in Note 2, Revenue, to the consolidated financial statements within Part II, Item 8 of the Original Filing.

The errors were primarily related to the Company’s previous methodology for determining whether executed open system orders, upgrade sales orders, and customer credits represent RPO in accordance with ASC 606, Revenue from Contracts with Customers. Based on management’s reevaluation, it was determined that the Company incorrectly included these balances within the RPO footnote primarily because the level of customer deposits at order inception relative to the total order value does not represent substantive termination penalties and therefore should be excluded from the RPO balances included within the disclosure. In addition, the Company also identified certain immaterial errors in Note 2, Revenue, in transferring the information from the supporting schedules to the Original Filing. The Company corrected these errors, reducing the amount of gross RPO balances included in the previously filed financial statements to $60.9 million (from $818.2 million), $56.9 million (from $886.1 million), $55.4 million from ($886.7 million) and $58.8 million (from $902.4 million) as of June 30, 2025, March 31, 2025, December 31, 2024, and September 30, 2024, respectively.

The errors did not impact the audited or unaudited Balance Sheets, Statements of Operations and Comprehensive Loss, Statements of Stockholders’ Equity and Statements of Cash Flows included in the previously filed Form 10-K and 10-Q in any of the Affected Periods.

On February 8, 2026, the Audit Committee of the Company’s Board of Directors, after discussion with management, concluded that the previously issued financial statements for the Affected Periods should no longer be relied upon due to these errors and require restatement. This Form 10-K/A reflects the changes discussed above, as well as provides restated annual consolidated financial statements and restated unaudited interim financial information for the Affected Periods.

Internal Control Considerations

The Company also reevaluated its previous conclusions with respect to internal control over financial reporting (“ICFR”) and disclosure controls and procedures (“DCP”) in light of the identified errors and determined that ICFR were not effective as of June 30, 2025 and DCP were not effective as of the period end of each Affected Financial Statements. The Company has identified material weaknesses related to the review of the footnote schedules supporting financial statement disclosures and inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under GAAP principally resulting from incorrect assessment during the initial adoption of ASC 606. The Company’s remediation plan is described in more detail in Part II, Item 9A, Controls and Procedures.

Amended Items

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Filing have been partially amended and the complete text of those Items, as originally filed and as amended herein, is set out in this Annual Report on Form 10-K/A (this “Form 10-K/A):

Part I — Item 1A. Risk Factors

Part II — Item 8. Financial Statements and Supplementary Data

Part II — Item 9A. Controls and Procedures

Part IV — Item 15. Exhibits and Financial Statement Schedules

The remaining Items of the Original Filing are not being amended by this Form 10‑K/A and, accordingly, have not been repeated in this Form 10-K/A.

The Company is filing this Form 10-K/A in order to (i) amend the disclosure of RPO included in Note 2, Revenue, within Item 8; (ii) include the new Note 15, Restatement of Quarterly Financial Information (Unaudited); (iii) amend Item 9A to reflect the inclusion of two items: (a) management’s revised conclusion that our disclosure controls and procedures and internal control over financial reporting were not effective as of  June 30, 2025 due to the material weaknesses identified after the Original Filing and (b) Grant Thornton LLP’s revised report of the effectiveness of our internal control over financial reporting as of and for the year ended June 30, 2025; and (iv) amend the risk factors to include reference to the material weaknesses identified after the Original Filing. This Form 10-K/A also includes the following updates to Item 15 (i) a new consent of Grant Thornton LLP, (ii) new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Section 906 of the Sarbanes-Oxley Act of 2002, each of which is filed or furnished herewith, as applicable, and (iii) Exhibit 101 (Interactive Data Files) and Exhibit 104 (contained in Exhibit 101).

Please note that the only changes to the Original Filing are those related to the matters described in this Explanatory Note and only in the items listed above. Except as described in this Explanatory Note, no changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend, or update any of the other financial information or other information contained in the Original Filing. Otherwise, the information contained in this Form 10-K/A is as of the Original Filing Date and does not reflect any information or events occurring after the Original Filing Date. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and any subsequent filing with the SEC.

Item 1A. RISK FACTORS

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in Part I, Item 1A titled “Risk Factors.” These risks include, but are not limited to, the following:

Risks related to our business and results of operations

●	We face risks related to the current global economic environment, which could adversely affect our business, financial condition and results of operations.

●	If our products do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

●	Our ability to achieve profitability depends in part on maintaining or increasing our gross margins on product sales and services, which we may not be able to achieve.

●

We have substantial indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results. In the past, we have not been in compliance with certain financial covenants relating to our indebtedness and have been required to obtain waivers to avoid defaulting under such indebtedness.

●

Enhanced international tariffs, including tariffs imposed by the United States and China that affect our products or components within our products, other trade barriers or a global trade war could decrease the volume of product sales in China and increase our costs and materially and adversely affect our business condition and results of operations.

●	Our operating results, including our cash flows, quarterly orders, revenues and margins fluctuate from quarter to quarter and may be unpredictable.

●

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

●	We are subject to risks arising from our international operations, which may adversely affect our business, financial condition, and results of operations.

●	Our results have been and may continue to be impacted by changes in foreign currency exchange rates.

●

If we encounter manufacturing problems, or if our manufacturing facilities do not continue to meet federal, state or foreign manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, which would result in delays and lost revenue.

●	If we are unable to develop new products or enhance existing products to meet our customers’ needs and compete favorably in the market, we may be unable to attract or retain customers.

●	If we do not effectively manage our growth, our business may be significantly harmed.

●	We could become subject to product liability claims, product recalls, other field actions and warranty claims that could be expensive, divert management’s attention and harm our business.

●	Our reliance on single-source suppliers for critical components of our products could harm our ability to meet demand for our products in a timely and cost effective manner.

●

We depend on key employees, the loss of whom would adversely affect our business. If we fail to attract and retain employees with the expertise required for our business, we may be unable to continue to grow our business.

●	Disruption of critical information technology systems, infrastructure and data or cyberattacks or other security breaches or incidents could harm our business and financial condition.

●

Any actual or perceived failure by us to comply with legal or regulatory requirements related to privacy, cybersecurity and data protection could result in proceedings, actions or penalties against us.

●

If third-party payors do not provide sufficient coverage and reimbursement to healthcare providers for use of our product platforms or if the number of patients covered by health insurance reduces, demand for our products and our revenue could be adversely affected.

●	The safety and efficacy of our products for certain uses is not yet supported by long‑term clinical data, and our products may therefore prove to be less safe and effective than initially thought.

●	Failures or disruptions at our logistics providers have occurred and could occur in the future, which could adversely impact our business.

●	Third parties may claim we are infringing their intellectual property or that we are operating outside the scope of or violating a license or other agreement relating to their intellectual property.

●	It is difficult and costly to protect our intellectual property and our proprietary technologies and we may not be able to ensure their protection.

●

We have identified material weaknesses in our system of internal controls as of June 30, 2025 and are in the process of remediation. If we fail to remediate such material weaknesses or otherwise fail to achieve and maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted.

Risks related to the regulation of our products and business

●

Modifications, upgrades, new indications and future products related to our products may require new Food and Drug Administration (“FDA”) 510(k) clearances or premarket approvals and similar licensing or approvals in international markets.

●	We are subject to federal, state and foreign laws and regulations applicable to our operations, the violation of which could result in substantial penalties and harm our business.

●	If we or our distributors do not obtain and maintain the necessary regulatory approvals in a specific country, we will not be able to market and sell our products in that country.

Risks related to our common stock

●	The price of our common stock is volatile and may continue to fluctuate significantly, which could lead to losses for stockholders.

●	Future issuances of shares of our common stock could dilute the ownership interests of our stockholders.

●	The exercise of outstanding warrants for our common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

●	The conditional conversion features of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.

●

Provisions in the indenture for the 2026 Notes, the financing agreement for our Credit Facilities (as defined below), our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

General Risks

●	Our liquidity could be adversely impacted by adverse conditions in the financial markets.

Risk Factors

We operate in a rapidly changing environment that involves significant risks, a number of which are beyond our control. In addition to the other information contained in this Form 10‑K/A, the following discussion highlights some of these risks and the possible impact of these factors on our business, financial condition and future results of operations. If any of the following risks actually occur, our business, financial condition or results of operations may be adversely impacted, causing the trading price of our common stock to decline. In addition, these risks and uncertainties may impact the “forward‑looking” statements described elsewhere in this Form 10‑K/A and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward‑looking” statements.

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

In addition to achieving market acceptance of our products and the need to educate physicians and others about the benefits of our products, the CyberKnife and TomoTherapy platforms are major capital purchases, and purchase decisions are greatly influenced by hospital administrators who are subject to increasing pressures to reduce costs. These and other factors, including the following, may affect the rate and level of market acceptance of the CyberKnife and TomoTherapy platforms:

●	the CyberKnife and TomoTherapy platforms’ price relative to other products or competing treatments;

●	our ability to develop new products and enhancements and receive regulatory clearances and approval, if required, to such products in a timely manner;

●	increased scrutiny by state boards when evaluating certificates of need requested by purchasing institutions;

●

perception by patients, physicians and other members of the healthcare community of the CyberKnife and TomoTherapy platforms’ safety, efficacy, efficiency and benefits compared to competing technologies or treatments;

●	willingness of physicians to adopt new techniques and the ability of physicians to acquire the skills necessary to operate the CyberKnife and TomoTherapy platforms;

●	extent of third‑party coverage and reimbursement rates, particularly from Medicare, for procedures using the CyberKnife and TomoTherapy platforms; and

●	development of new products and technologies by our competitors or new treatment alternatives.

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

Our ability to achieve profitability also depends on our ability to maintain or increase our gross margins on product sales and services. A number of factors have adversely impacted or could impact gross margins, including:

●	lower than expected manufacturing yields of high cost components leading to increased manufacturing costs;

●	low production volume, which will result in high levels of overhead cost per unit of production;

●	lower selling pricing;

●	our ability to sell products and services, recognize revenue from our sales and the timing of revenue recognition and revenue deferrals;

●	increased labor costs or other costs as a result of increased inflation and supply chain constraints;

●	delays in receipt of or increased costs related to critical components parts, including as a result of supply chain disruptions;

●	increased inventory costs and liabilities for excess inventory resulting from inventory held in excess of forecasted demand;

●	increased service or warranty costs or the failure to reduce service or warranty costs;

●	increased price competition;

●	variation in the margins across products installed in a particular period;

●

changes to U.S. and foreign trade policies, including imposition of tariffs on goods imported into the U.S. including, but not limited to, tariffs on goods imported from China and other countries, and any retaliatory tariffs imposed by other countries on U.S. goods, including our products, and retaliatory export controls that could impact our supply chain;

●	fluctuations in foreign currency exchange rates; and

●	how well we execute on our strategic and operating plans.

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

●	affecting our ability to satisfy our obligations under the 2026 Notes and Credit Facilities;

●

requiring a substantial portion of our cash flows from operations to be dedicated to interest and principal payments, which may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

●	impairing our ability to obtain additional financing in the future;

●	limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

●	increasing our vulnerability to downturns in our business, our industry or the economy in general.

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

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. The pace at which backlog converts to revenue has been adversely impacted in recent years, primarily due to delays in the timing of deliveries and installations in fiscal 2020 through 2022 caused by the COVID-19 pandemic and the resulting effects on the global economic environment. These delays in deliveries and installations could occur again in the future, which could have a negative impact on our revenue. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

●	economic or political instability, including volatility related to the current global economic environment;

●	delays in the customer obtaining or inability of a customer to obtain funding or financing;

●	delays in construction at the customer site and delays in installation;

●

delays in the customer obtaining or inability of such customer to obtain local or foreign regulatory approvals such as certificates of need in certain states or Class A or Class B user licenses in China;

●	the terms of the applicable sales and service contracts of the CyberKnife and TomoTherapy platforms; and

●	the proportion of revenue attributable to orders placed by our distributors, which may be more difficult to forecast due to factors outside our control.

Our operating results have previously and may in the future also be affected by a number of other factors, some of which are outside of our control, including:

●	delays in business operations of our customers or vendors, construction at customer sites and installation, including delays caused by supply chain delays;

●	timing and level of expenditures associated with new product development activities;

●	regulatory requirements in some states for a certificate of need prior to the installation of a radiation device or foreign regulatory approvals, such as Class A or Class B user licenses in China;

●

delays in shipment due to, among other things, unanticipated construction delays at customer locations where our products are to be installed, cancellations by customers, natural disasters, global or regional health pandemics or epidemics, or labor disturbances;

●	delays in our manufacturing processes or unexpected manufacturing difficulties, including due to supply chain and logistics challenges;

●	the timing of the announcement, introduction and delivery of new products or product upgrades by us and by our competitors;

●	timing and level of expenditures associated with expansion of sales and marketing activities such as trade shows and our overall operations;

●	the timing and level of expenditures associated with our financing activities;

●	our ability to satisfy the covenants associated with our indebtedness and our ability to generate sufficient cash flow or obtain additional financing to satisfy our obligations as they come due;

●	the effects of foreign currency adjustments;

●	the effects of macroeconomic factors, including the effects of enhanced international tariffs;

●	changes in accounting principles, such as those related to revenue recognition, or in the interpretation or the application thereof; and

●

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

●

economic or political instability in the world or in particular regions or countries in which we do business, including the market volatility resulting from conflicts or war, such as the Russia-Ukraine and the Middle East conflicts including with respect to Iran, and changes in government administration policy positions;

●	import delays;

●	changes in foreign laws and regulations governing, among other matters, the clearance, approval and sales of medical devices;

●	compliance with differing foreign regulatory requirements to sell and market our products;

●	U.S. relations with the governments of the foreign countries in which we operate, which may, among other things, affect our access to such markets, including China, where our JV is located;

●

protectionist laws, policies, business practices and nationalistic campaigns that favor local competitors, which could slow our growth, increase our costs, or make our products less competitive in our international markets;

●

U.S. trade and economic sanctions policies that are in effect from time to time including, but not limited to, tariffs on goods imported from China and other countries, and the possibility that foreign countries may impose additional taxes, tariffs or other restrictions on foreign trade;

●	longer payment cycles associated with many customers outside the United States;

●

inability of customers to obtain requisite government approvals, such as customers in China, including customers of the JV, obtaining one of the limited number of Class A or Class B user licenses available in order to purchase our products;

●	effective compliance with privacy, data protection and information security laws, such as the European Union (“EU”) General Data Protection Regulation (the “GDPR”) and new regulations in China;

●	adequate coverage and reimbursement for the CyberKnife and TomoTherapy platform treatment procedures outside the United States;

●	failure of local laws to provide the same degree of protection against infringement of our intellectual property;

●	trade restrictions that are in effect from time to time, including U.S. prohibitions and restrictions on exports of certain products and technologies to certain nations and customers;

●

the unfamiliarity of shipping companies and other logistics providers with U.S. export control laws, which may lead to their unwillingness to ship or delays in shipping, our products to certain nations and customers despite such shipments being permitted under such laws;

●	the inability to obtain required export or import licenses or approvals;

●	risks relating to foreign currency, including fluctuations in foreign currency exchange rates possibly causing fewer sales due to any strengthening of the U.S. Dollar;

●	effects of and uncertainties caused by the United Kingdom’s withdrawal from the European Union;

●	contractual provisions governed by foreign laws; and

●

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

Our ability to successfully develop and introduce new products, treatment systems and product enhancements and simplifications, and the revenues and costs associated with these efforts, will be affected by our ability to:

●	properly identify and address customer needs;

●	prove feasibility of new products in a timely manner;

●	educate physicians about the use of new products and procedures;

●	comply with internal quality assurance systems and processes timely and efficiently;

●	manage the timing and cost of obtaining regulatory approvals or clearances;

●	accurately predict and control costs associated with inventory overruns caused by phase‑in of new products and phase‑out of old products;

●	price new products competitively;

●	manufacture and deliver our products in sufficient volumes on time and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;

●	meet our product development plan and launch timelines;

●

enter into collaborations with third parties. For example, a key component of our research and development program is our collaboration with research programs at selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide;

●	improve manufacturing yields of components; and

●	manage customer demands for retrofits of both old and new products.

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

●

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

●

the failure of a collaboration, partnership, strategic alliance, joint venture or other third-party relationship to meet our performance and financial expectations, which could adversely impact our ability to meet internal forecasts and expectations. For example, we have experienced losses in connection with our JV that has negatively impacted our operating results;

●

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

●

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

●

collaborations, partnerships, alliances and joint ventures can be difficult to manage and may involve significant expense and divert the focus and attention of our management and other key personnel away from our existing businesses;

●	with respect to joint ventures, we may not be able to attract qualified employees, acquire customers or develop reliable supply, distribution or other partnerships;

●

we could face potential damage to existing customer relationships or lack of customer acceptance or inability to attract new customers as a result of certain collaborations, partnerships, alliances and joint ventures;

●

collaborators, partners, alliance partners and joint ventures may also operate in foreign jurisdictions with laws and regulations with which we have limited familiarity, which could adversely impact our ability to comply with such laws and regulations and may lead to increased litigation risk; and

●

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

We have identified material weaknesses in our system of internal controls as of June 30, 2025 and are in the process of remediation. If we fail to remediate such material weaknesses or otherwise fail to achieve and maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal, or unauthorized transactions. If we cannot maintain effective controls and provide timely and reliable financial reports, our business and operating results could be harmed. As more fully disclosed in Part II, Item 9A “Controls and Procedures,” the Company concluded that as of June 30, 2025, its internal control over financial reporting was not effective as a result of two material weaknesses. The material weaknesses related to the review of the footnote schedules supporting financial statement disclosures and inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under GAAP principally resulting from incorrect assessment during the initial adoption of ASC 606. The material weaknesses resulted in misstatements related to the disclosure of remaining performance obligations included in Note 2, Revenue of the Company’s financial statements, which resulted in the restatement of our financial statements for the year ended June 30, 2025 and the three-months ended September 30, 2024, December 31, 2024, and March 31, 2025. In addition, based on these material weaknesses, management re-evaluated the effectiveness of internal control over financial reporting and concluded that as of June 30, 2025 the Company had not maintained effective internal control over financial reporting.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above, but remediation efforts can be time consuming and costly. Additionally, we previously identified material weaknesses in our system of internal controls as of June 30, 2024, which were remediated as of March 31, 2025. In the future, we may not be successful in promptly remediating the material weaknesses identified by management or be able to identify and remediate additional control deficiencies, including material weaknesses. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. Our management may also be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal control over financial reporting. Additionally, any disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of any acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks) could adversely impact the effectiveness of our internal control over financial reporting as well as affect our ability to manufacture products, process orders, deliver products, provide customer support, fulfill contractual obligations, track inventories, or otherwise operate our business, in particular as a result of our limited experience implementing such systems and the complex nature of the system itself. Any failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, including due to a failure to remediate the material weakness mentioned above or the discovery or occurrence of any additional material weaknesses in our internal control over financial reporting in the future, could adversely affect our ability to prepare financial statements within required time periods and record, process and report financial information accurately, which could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, negatively impact the price of our common stock, limit our liquidity and access to capital markets, adversely affect our business, harm our reputation or subject us to litigation or investigations requiring management resources and payment of legal and other expenses.

In addition, our financial model is complex and it may be difficult to timely determine the effectiveness of our financial reporting systems and internal controls in the future. We recognize revenue from a range of transactions including CyberKnife and TomoTherapy platform sales and services. The CyberKnife and TomoTherapy platforms are complex products that contain both hardware and software elements. The complexity of the CyberKnife and TomoTherapy platforms and of our financial model used to recognize revenue on such systems requires us to process a greater variety of financial transactions than would be required by a company with a less complex financial model. Accordingly, efforts to timely remediate deficiencies or weaknesses in our internal controls would likely be more challenging for us than they would for a company with a less complex financial model. Furthermore, if we were to find an internal control deficiency or material weakness, we may be required to amend or restate historical financial statements, which would likely have a negative impact on our stock price.

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

To be able to market and sell our products in a specific country, we or our distributors must comply with applicable laws and regulations of that country. In jurisdictions where we rely on our distributors to manage the regulatory process, we are dependent on their ability to do so effectively. While the laws and regulations of some countries do not impose barriers to marketing and selling our products or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. These laws and regulations, including the requirements for approvals, and the time required for regulatory review vary from country to country. The governmental agencies regulating medical devices in some countries, for example, require that the user interface on medical device software be in the local language. We currently provide user guides and manuals, both paper copies and electronically, in the local language but only provide an English language version of the user interface. Obtaining regulatory approvals is expensive and time consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we market or plan to market our products. If we modify our products, we or our distributors may need to apply for additional regulatory approvals before we are permitted to sell them. We may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. It can also be costly for us and our distributors to keep up with regulatory changes issued or mandated from time to time. If we change distributors, it may be time consuming and disruptive to our business to transfer the required regulatory approvals, particularly if such approvals are maintained by our third party distributors on our behalf. If we or our distributors are unable to maintain our authorizations, or fail to obtain appropriate authorizations in a particular country, we will no longer be able to sell our products in that country, and our ability to generate revenue will be materially adversely affected.

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

In addition to the other risk factors described above and below, factors affecting the trading price of our common stock include:

●	variations in our operating results, as well as costs and expenditures;

●

impacts to our business, operations or financial condition caused by concerns in connection with the global economic environment, supply chain disruptions or as a result of changes in government administration policy positions;

●	regulatory developments related to manufacturing, marketing or sale of the CyberKnife or TomoTherapy platform;

●	political or social uncertainties, including as a result of the Russia-Ukraine and the Middle East conflicts including with respect to Iran;

●	changes in product pricing policies;

●	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

●	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ and our own estimates;

●	recruitment or departure of key personnel;

●	the performance of our competitors and investor perception of the markets and industries in which we compete;

●	announcement of strategic transactions or capital raising activities; and

●

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

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third‑party to acquire us, even if doing so would be beneficial in the opinion of our stockholders. These provisions include:

●	authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

●	establishing a classified board of directors, which could discourage a takeover attempt;

●	prohibiting cumulative voting in the election of directors, which would limit the ability of less than a majority of stockholders to elect director candidates;

●	limiting the ability of stockholders to call special meetings of stockholders;

●	prohibiting stockholder action by written consent and requiring that all stockholder actions be taken at a meeting of our stockholders; and

●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 28, 2025, except for the material weaknesses described in the third paragraph of that report, as to which the date is February 17, 2026, expressed an adverse opinion thereon.

Restatement of 2025 financial statements

As discussed in Note 2, the 2025 consolidated financial statements have been restated to correct a misstatement.

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

●

We tested the design and operating effectiveness of internal controls over the Company’s determination of the SSP of performance obligations, including controls covering the validation of the completeness and accuracy of underlying data used in the analysis.

●	We evaluated the appropriateness of the overall methodology used by management, including considering whether the methodology maximized the use of observable inputs available.
●

We tested management’s process by evaluating key assumptions for performance obligations that do not include directly observable sales or for performance obligations that do not include sufficient directly observable sales. Specifically, we:

–	considered how management determined the disaggregation of distinct customer groups;

–	determined the appropriateness of discount rates applied to list prices based on the Company’s pricing strategy and target margins for customer groups, including comparing the discount rates to internal pricing policies;

–	recalculated and validated the inputs used in the calculation;

–	made inquiries of staff members outside of the accounting department to determine if there are factors that could have indicated a change in the Company’s go-to market strategy;

–	compared the SSP indicated by management’s analysis to known orders at the performance obligation level for a sample of items; and

–	compared SSP at the performance obligation level to the prior year and evaluated the reasons for significant relative fluctuations.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

San Jose, California

August 28, 2025, except for the “Remaining Performance Obligations” included in Note 2, as to which the date is February 17, 2026

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

Remaining Performance Obligations (as Restated)

Remaining performance obligations represent the aggregate amount of transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied. Service contracts that are considered cancellable are generally considered 30 to 60 day contracts and are not included in the remaining performance obligations.

As of June 30, 2025, total remaining performance obligations amounted to $60.9 million. Of this total amount, $46.4 million is related to performance obligations for warranties, which is the estimated revenue expected to be recognized over the warranty period for systems that have been delivered (the time bands reflect management’s best estimate of the period when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's expected revenue recognition based on the remaining performance obligations for warranties as of June 30, 2025 (in thousands):

	Fiscal years
	2026	2027	2028	Thereafter
Warranty	$20,004	$16,781	$7,652	$1,943

The Company expects to recognize as revenue the significant majority of the additional $14.5 million of remaining performance obligations, which are primarily related to deferred training and system installations as revenue over the next 12 months. The Company also has open system sales orders, upgrade sales orders and customer credits that are excluded from the above remaining performance obligation balances because they do not include substantive termination penalties at order execution and therefore do not meet the definition of a remaining performance obligation in accordance with ASC 606, Revenue from Contracts with Customers. The contract inception date in accordance with Step 1 of ASC 606 for these system and upgrade sales orders has been determined to be shortly before shipment of the system, when the customer becomes obligated to pay the non-refundable contract balance.

Subsequent to the initial issuance of these financial statements, the Company identified errors within this footnote primarily due to the Company reevaluating its methodology for determining whether open system order, upgrade sales orders, and customer credits represent remaining performance obligations in accordance with ASC 606, Revenue from Contracts with Customers. Based on the level of customer deposits at the order inception relative to the total order value and the Company’s historical cancellation experience, the Company concluded that these balances do not include substantive termination penalties. As a result, such orders should be excluded from the Company’s remaining performance obligations.

The Company corrected these errors for the year ended June 30, 2025, reducing the total remaining performance obligations from $818.2 million (as previously reported) to $60.9 million, reflecting the exclusion of $776.9 million of open system sales orders, $18.1 million of open upgrade orders, and $26.4 million of customer credits. The previously reported $64.1 million remaining performance obligations and system installations has been revised to $14.5 million and the previously reported $64.1 million of performance obligations for warranties has been revised to $46.4 million.

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

Level 2— Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

●	Quoted prices for similar assets or liabilities in active markets;
●	Quoted prices for identical or similar assets in non-active markets;
●	Inputs other than quoted prices that are observable for the asset or liability; and
●	Inputs that are derived principally from or corroborated by other observable market data.

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

The Company estimates the fair value of ESPP shares at the date of grant using the Black‑Scholes option pricing model. The weighted average assumptions were as follows:

	Years Ended June 30,
	2025			2024
Risk–free interest rate	4.12%	-	4.43%	5.05%	-	5.39%
Dividend yield		—%			—%
Expected term	0.5	-	1.0	0.5	-	1.0
Expected volatility	44.02%	-	83.32%	37.22%	-	61.48%

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

Note 15. Restatement of Quarterly Financial Information (Unaudited)

As disclosed in Note 2. Revenue, subsequent to the initial issuance of the financial statements, the Company reevaluated its methodology for determining whether open system orders, upgrade orders and customer credits represent remaining performance obligations in accordance with ASC 606, Revenue from Contracts with Customers and determined that there were errors in its disclosure of RPOs during the quarterly periods ending March 31, 2025, December 31, 2024, and September 30, 2024 (collectively, the “Errors”). Accordingly, the Company has restated its RPO disclosures included in Note 2. Revenue in its unaudited quarterly financial statements for quarterly periods as described below:

For the period ended  September 30, 2024

Remaining performance obligations represent the aggregate amount of transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied. Service contracts that are considered cancellable are generally considered 30 to 60 day contracts and are not included in the remaining performance obligations.

As of September 30, 2024, total remaining performance obligations amounted to $58.8 million. Of this total amount, $41.8 million is related to performance obligations for warranties, which is the estimated revenue expected to be recognized over the warranty period for systems that have been delivered (the time bands reflect management’s best estimate of the period when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's expected revenue recognition based on the remaining performance obligations for warranties as of September 30, 2024 (in thousands):

	Fiscal years
	2025	2026	2027	Thereafter
Warranty	$14,738	$15,942	$8,529	$2,610

The Company expects to recognize as revenue the significant majority of the additional $17.0 million of remaining performance obligations, which are primarily related to deferred training and system installations as revenue over the next 12 months. The Company also has open system sales orders, upgrade sales orders and customer credits that are excluded from the above remaining performance obligation balances primarily because they do not include substantive termination penalties at order execution and therefore do not meet the definition of a remaining performance obligation in accordance with ASC 606, Revenue from Contracts with Customers. The contract inception date in accordance with Step 1 of ASC 606 for these system and upgrade sales orders has been determined to be shortly before shipment of the system, when the customer becomes obligated to pay the non-refundable contract balance.

The Company corrected the Errors, reducing the total remaining performance obligations from $902.4 million (as previously reported) to $58.8 million, reflecting the exclusion of $791.9 million of open system sales orders and $21.0 million of upgrade sales orders, and $30.7 million of customer credits. The previously reported $840.2 million of remaining performance obligations related to open system sales, upgrades, training and other miscellaneous items has been revised to $17.0 million and the previously reported $62.2 million of performance obligations for warranties has been revised to $41.8 million.

For the period ended  December 31, 2024

Remaining performance obligations represent the aggregate amount of transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied. Service contracts that are considered cancellable are generally considered 30 to 60 day contracts and are not included in the remaining performance obligations.

As of December 31, 2024, total remaining performance obligations amounted to $55.4 million. Of this total amount, $41.7 million is related to performance obligations for warranties, which is the estimated revenue expected to be recognized over the warranty period for systems that have been delivered (the time bands reflect management’s best estimate of the period when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's expected revenue recognition based on the remaining performance obligations for warranties as of December 31, 2024 (in thousands):

	Fiscal years
	2025	2027	2028	Thereafter
Warranty	$9,691	$18,257	$11,106	$2,610

The Company expects to recognize as revenue the significant majority of the additional $13.8 million of remaining  performance obligations, which are primarily related to deferred training and system installations as revenue over the next 12 months. The Company also has open system sales orders, upgrade sales orders and customer credits that are excluded from the above remaining performance obligation balances primarily because they do not include substantive termination penalties at order execution and therefore do not meet the definition of a remaining performance obligation in accordance with ASC 6 06,  Revenue from Contracts with Customers . The contract inception date in accordance with Step 1 of  ASC 606 for these system and upgrade sales orders has been determined to be shortly before shipment of the system, when the customer becomes obligated to pay the non-refundable contract balance.

The Company corrected the Errors, reducing the total remaining performance obligations from $886.7 million (as previously reported) to $55.4 million, reflecting the exclusion of $781.9 million of open system sales orders and $20.5 million of upgrade sales orders and $28.9 million of customer credits. The previously reported $826.4 million of remaining performance obligations related to open system sales, upgrades, training and other miscellaneous items has been revised to $13.8 million and the previously reported $60.3 million of performance obligations for warranties has been revised to $41.7 million.

For the period ended March 31, 2025

Remaining performance obligations represent the aggregate amount of transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied. Service contracts that are considered cancellable are generally considered 30 to 60 day contracts and are not included in the remaining performance obligations.

As of March 31, 2025, total remaining performance obligations amounted to $56.9 million. Of this total amount, $42.3 million related is related to performance obligations for warranties, which is the estimated revenue expected to be recognized over the warranty period for systems that have been delivered (the time bands reflect management’s best estimate of the period when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's expected revenue recognition based on the remaining performance obligations for warranties as of March 31, 2025 (in thousands):

	Fiscal years
	2025	2026	2027	Thereafter
Warranty	$5,027	$21,141	$13,475	$2,673

The Company expects to recognize as revenue the significant majority of the additional $14.6 million of remaining  performance obligations, which are primarily related to deferred training and system installations as revenue over the next 12 months. The Company also has open system sales orders, upgrade sales orders and customer credits that are excluded from the above remaining performance obligation balances primarily because they do not include substantive termination penalties at order execution and therefore do not meet the definition of a remaining performance obligation in accordance with ASC 6 06,  Revenue from Contracts with Customers . The contract inception date in accordance with Step 1 ASC 606 for these system and upgrade sales orders has been determined to be shortly before shipment of the system, when the customer becomes obligated to pay the non-refundable contract balance.

The Company corrected the Errors, reducing the total remaining performance obligations from $886.1 million (as previously reported) to $56.9 million, reflecting the exclusion of $780.5 million of open system sales orders and $20.5 million of upgrade sales orders and $28.3 million of customer credits. The previously reported $826.1 million of remaining performance obligations related to open system sales, upgrades, training and other miscellaneous items has been revised to $14.6 million and the previously reported $60.0 million of performance obligations for warranties has been revised to $42.3 million.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the time the Original Filing was filed on the Original Filing Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a15(e) of the Exchange Act) as of the end of the period covered by our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “Evaluation Date”).

Based on this evaluation, as of the Original Filing Date, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to this evaluation, in connection with the errors described in the Explanatory Note to this Form 10-K/A, and described further below, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a15(f) of the Exchange Act. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013.

Based on this evaluation, at the time of Original Filing on August 28, 2025, management concluded that as of June 30, 2025 our internal control over financial reporting was effective.

Subsequent to filing the Original Filing, management discovered errors related to the disclosure of remaining performance obligations (“RPO”) included in Note 2, Revenue, within previously filed Form 10-K and Form 10-Q. The errors were primarily due to the methodology applied for determining whether executed open system orders, upgrade sales orders, and customer credits represent remaining performance obligations in accordance with ASC 606, Revenue from Contracts with Customers. Based on management’s reevaluation of its methodology, it was determined that the Company incorrectly included these balances within the RPO footnote as the level of nonrefundable customer deposits at order execution relative to the total order value does not represent substantive termination penalties and therefore should be excluded from the RPO balances included within the disclosure. The Company has identified material weaknesses related to 1) the review of the footnote schedules supporting financial statement disclosures and 2) inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under GAAP principally resulting from incorrect assessment during the initial adoption of ASC 606.

Based on these two material weaknesses, management re-evaluated the effectiveness of internal control over financial reporting and concluded that as of June 30, 2025 the Company had not maintained effective internal control over financial reporting due to these two material weaknesses.

The effectiveness of our internal control over financial reporting as of June 30, 2025 has been audited by Grant Thornton LLP, as stated in their report included herein.

Remediation Measures

To remediate the material weakness resulting from the deficiency in the footnote disclosure review process described above, management has designed and is in the process of implementing enhanced review controls specific to financial statement footnote disclosures. These enhancements are intended to ensure greater precision in preparing and reviewing financial statement footnote disclosures, including additional reviewer involvement and targeted training for personnel responsible for review of the footnote schedules supporting the financial statement disclosures. Management has begun implementing these remediation efforts and will continue to evaluate and modify the remediation plan as appropriate.

To remediate the material weakness resulting from the deficiency in management’s analysis of information for complete and accurate presentation and disclosure described above, management has designed and is in the process of implementing enhanced controls to ensure all relevant information required for complete and accurate presentation and disclosure, including the initial assessment of the impact of adopting new accounting pronouncements, is appropriately analyzed. Management has begun implementing these remediation efforts and will continue to evaluate and modify the remediation plan as appropriate.

The Company will consider the above material weaknesses remediated when the enhanced controls have operated for a sufficient period of time and management has concluded that these controls are operating effectively.

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

  Management has concluded that the Company’s consolidated financial statements included in this Annual Report on Form 10-K/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the year ended June 30, 2025, and has concluded that other than the changes described above under "Remediation of Previously Disclosed Material Weaknesses" and the new material weaknesses identified and described above there were no other changes in our internal control over financial reporting that occurred that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control— Integrated Framework issued by COSO.

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

The Company did not operate effective controls over the review of financial statement disclosures. Specifically, the Company has identified material weaknesses related to 1) the review of the footnote schedules supporting financial statement disclosures and 2) inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under GAAP principally resulting from incorrect assessment during the initial adoption of ASC 606.

In our report dated August 28, 2025, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO. Management has subsequently identified a control deficiency involving the review of footnote disclosures. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of June 30, 2025. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of June 30, 2025, as expressed herein, is different from that expressed in our previous report.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2025. The material weaknesses identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated August 28, 2025, except for the “Remaining Performance Obligations” included in Note 2, as to which the date is February 17, 2026 which expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

San Jose, California

August 28, 2025, except for the material weaknesses described in the third paragraph above, as to which the date is February 17, 2026

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this report:

1.	Consolidated Financial Statements (as set forth in Item 8)

2.	Consolidated Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

3.	Exhibits

The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33301	3.1	02/06/2013

3.2	Amended and Restated Bylaws of Registrant.	8-K	001-33301	3.1	09/20/2023

4.1	Form of Common Stock Certificate.	S-1/A	333-138622	4.3	02/05/2007

4.2	Indenture, dated as of May 13, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-33301	4.1	05/18/2021

4.3	Form of 3.75% Convertible Senior Note due 2026 (included in Exhibit 4.2)	8-K	001-33301	4.2	05/18/2021

4.4	Description of the Registrant’s Securities	10-K	001-33301	4.7	09/07/2023

4.5	Form of Premium Warrant	8-K	001-33301	4.1	06/06/2025

4.6	Form of Penny Warrant	8-K	001-33301	4.2	06/06/2025

4.7	Form of DDTL Premium Warrant	8-K	001-33301	4.3	06/06/2025

4.8	Form of DDTL Penny Warrant	8-K	001-33301	4.4	06/06/2025

10.1	Office Lease between Old Sauk Trails Park Limited Partnership and TomoTherapy Incorporated, dated October 22, 2001.	10-K	001-33301	10.1	09/07/2023

10.2	First Amendment to Lease between Old Sauk Trails Park Limited Partnership and TomoTherapy Incorporated, dated May 1, 2004.	10-K	001-33301	10.2	09/07/2023

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith

10.3	Second Amendment to Lease between Old Sauk Trails Park Limited Partnership and Accuray, Inc FKA TomoTherapy, Inc., dated October 19, 2016.	10-K	001-33301	10.3	09/07/2023

10.4	Third Amendment to Lease between Old Sauk Trails Park Limited Partnership and Accuray Incorporated, dated March 27, 2020.	10-K	001-33301	10.4	09/07/2023

10.5	Fourth Amendment to Lease Deming Way Property Group LLC and Accuray Incorporated, dated August 19, 2022.	10-K	001-33301	10.5	09/07/2023

10.6	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	S-1	333-138622	10.4	11/13/2006

10.7*	Accuray Incorporated 2007 Incentive Award Plan.	10-K	001-33301	10.8	09/19/2011

10.8*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.	8-K	001-33301	99.2	09/02/2014

10.9*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	8-K	001-33301	99.1	09/02/2014

10.10*	Form of Stock Option Grant Notice and Stock Option Agreement.	8-K	001-33301	99.3	11/23/2011

10.11*	Form of 2016 Market Stock Unit Grant Notice and Award Agreement.	8-K	001-33301	99.1	10/02/2015

10.12*	Accuray Incorporated Amended and Restated 2016 Equity Incentive Plan and forms of award agreements thereunder.	8-K	001-33301	10.1	11/15/2023

10.13*	Amended and Restated 2007 Employee Stock Purchase Plan.	8-K	001-33301	10.2	11/16/2022

10.14*	Accuray Incorporated Company Bonus Plan.	10-Q	001-33301	10.6	11/06/2018

10.15*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Suzanne Winter.	S-8	333-234412	99.1	10/31/2019

10.16*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Suzanne Winter.	S-8	333-234412	99.2	10/31/2019

10.17*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Jim Dennison.	S-8	333-251038	99.4	11/30/2021

10.18*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Jim Dennison.	S-8	333-251038	99.5	11/30/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith

10.19*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Sandeep Chalke.	S-8	333-265330	99.1	05/31/2022

10.20*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Sandeep Chalke.	S-8	333-265330	99.2	05/31/2022

10.21*	TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	S-8	333-174952	99.1	06/17/2011

10.22*	TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	S-8	333-174952	99.2	06/17/2011

10.23*	TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	S-8	333-174952	99.3	06/17/2011

10.24*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	10-Q	001-33301	10.7	05/10/2011

10.25*	Executive Employment Agreement by and Between Registrant and Jesse Chew, dated February 3, 2025.	10-Q	001-33301	10.5	02/05/2025

10.26*	Executive Employment Agreement by and Between Registrant and Suzanne Winter, dated February 3, 2025	10-Q	001-33301	10.2	02/05/2025

10.27*	Executive Employment Agreement by and between Registrant and Leonel Peralta, dated February 3,2025.	10-Q	001-33301	10.1	05/02/2025

10.28*	Executive Employment Agreement by and between Registrant and Ali Pervaiz, dated February 3, 2025.	10-Q	001-33301	10.3	02/05/2025

10.29*	Executive Employment Agreement by and between Registrant and Sandeep Chalke, dated February 3, 2025.	10-Q	001-33301	10.4	02/05/2025

10.30*	Letter Agreement for Interim CEO Role by and between Registrant and Sandeep Chalke, dated September 3, 2024.	10-K	001-33301	10.30	08/28/2025

10.31*	Separation Agreement and General Release by and between Registrant and Michael Hoge, dated January 6, 2025	10-Q	001-33301	10.1	02/05/2025

10.32	Form of Exchange Agreement	8-K	001-33301	10.1	06/06/2025

10.33	Governance Agreement, dated as of June 6, 2025, between the Registrant and TCW Asset Management Company LLC	8-K	001-33301	10.2	06/06/2025

10.34	Financing Agreement, dated as of June 6, 2025, between the Registrant as the Administrative Borrower, the guarantors listed hereto, the lenders from time to time party hereto, as lenders, TCW Asset Management Company LLC, as collateral agent and administrative agent, and Wingspire Capital LLC, as servicing agent	10-K	001-33301	10.34	08/28/2025

10.35	Form of Subscription Agreement, dated as of May 6, 2021, between the Registrant and each signatory thereto.	8-K	001-33301	10.2	05/12/2021

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith

19.1	Insider Trading Policy	10-K	001-33301	19.1	08/28/2025

21.1	List of subsidiaries.	10-K	001-33301	21.1	08/28/2025

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Compensation Recovery Policy	10-K	001-33301	97.1	08/28/2025

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

† Certain portions of this exhibit have been omitted because they are both not material and would be competitively harmful if publicly disclosed.

The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Accuray Incorporated under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10K, irrespective of any general incorporation language contained in such filing. Form 10K, irrespective of any general incorporation language contained in such filing.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Madison, State of Wisconsin, on February 17, 2026.

ACCURAY INCORPORATED

By:	/s/ STEVE La Neve
Steve La Neve President and Chief Executive Officer

By:	/s/ Ali Pervaiz
Ali Pervaiz Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ Steve La Neve	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2026
Steve La Neve

/s/ Ali Pervaiz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2026
Ali Pervaiz

*	Corporate Controller (Principal Accounting Officer)	February 17, 2026
Michael J. Murphy

*	Chairperson of the Board and Director	February 17, 2026
Joseph E. Whitters

Director
Chan W. Galbato

*	Director	February 17, 2026
Beverly A. Huss

*	Director	February 17, 2026
Anne B. Le Grand

*	Director	February 17, 2026
James M. Hindman

*	Director	February 17, 2026
Mika Nishimura

*	Director	February 17, 2026
Steven F. Mayer

*

The undersigned, by signing his name hereto, does hereby sign this Amendment No. 1 to Form 10-K/A on behalf of the above indicated officer or director of the registrant, Accuray Incorporated, pursuant to the Power of Attorney signed by such officer or director on August 28, 2025, in the Original Filing.

By:	/s/ Ali Pervaiz
Name:	Ali Pervaiz
Title:	Senior Vice President and Chief Financial Officer
Date:	February 17, 2026