Form 10-Q/A
period 2025-09-30
ACCURAY INC
filed 2026-02-17
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Accuray Incorporated (the “Company”) originally filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (the “Form 10-Q" or the “Original Filing”) with the Securities and Exchange Commission (the “SEC”) on November 5, 2025 (the “Original Filing Date”). This Form 10-Q/A is being filed to restate the Company’s previously issued interim financial information as of and for the three months ended September 30, 2025.

Background of Restatement

As described in Form 8-K filed on February 9, 2026, the Company recently discovered errors related to the remaining performance obligations (“RPO”) included in Note 2, Revenue, to the unaudited condensed consolidated financial statements within Part I, Item 1 of the Original Filing.

The errors were related to the RPO included in Note 2, Revenue, and was primarily due to the Company’s methodology applied for determining whether executed open system orders, upgrade sales orders, and customer credits represent RPO in accordance with ASC 606, Revenue from Contracts with Customers. Based on management’s reevaluation, it was determined that the Company incorrectly included open system and upgrade sales order balances, net of historical cancellation rates, within the RPO footnote as the level of customer deposits at order inception relative to the total order value does not represent substantive termination penalties and therefore should be excluded from the RPO balances included within the disclosure. The Company corrected these errors, reducing the amount of the gross RPO balance to $59.3 million from $866.0 million as included in the previously filed quarterly Form 10-Q.

The errors did not impact the unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows included in the previously filed Form 10-Q for the period ended September 30, 2025.

On February 8, 2026, the Audit Committee of the Company’s Board of Directors, after discussion with management, concluded that the previously issued financial information included in the Form 10-Q as of and for the three months ended September 30, 2025 should no longer be relied upon due to these errors and require restatement. This Form 10-Q/A reflects the changes discussed above, as well as provides restated unaudited interim financial information as of and for the three months ended September 30, 2025.

Internal Control Considerations

The Company also reevaluated its previous conclusions with respect to internal control over disclosure controls and procedures (“DCP”) in light of the identified errors and determined that DCP were not effective as of September 30, 2025. The Company has identified material weaknesses related to the review of the footnote schedules supporting financial statement disclosures and inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under GAAP principally resulting from incorrect assessment during the initial adoption of ASC 606. The Company’s remediation plan will be described in more detail in Part I, Item 4, Controls and Procedures.

Amended Items

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Filing have been partially amended and the complete text of those Items, as originally filed and as amended herein, is set out in this Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”):

Part I — Item 1. Unaudited Condensed Financial Statements and Notes to Unaudited Condensed Financial Statements.
Part I — Item 4. Controls and Procedures
Part II — Item 1A. Risk Factors

Part II — Item 6. Exhibits and Financial Statement Schedules

The remaining Items of the Original Filing are not being amended by this Form 10‑Q/A and, accordingly, have not been repeated in this Form 10-Q/A.

The Company is filing this Form 10-Q/A in order to (i) amend the disclosure of RPO included in Note 2, Revenue within Item 1; (ii) amend Item 4 to reflect management’s revised conclusion that our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weaknesses identified after the Original Filing and (iii) amend the risk factors to include reference to the material weaknesses identified after the Original Filing. This Form 10-Q/A also includes the following updates to (i) new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Section 906 of the Sarbanes-Oxley Act of 2002, each of which is filed or furnished herewith, as applicable, and (iii) Exhibit 101 (Interactive Data Files) and Exhibit 104 (contained in Exhibit 101).

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2025, as amended by the Company’s Annual Report on Form 10-K/A filed with the SEC on February 17, 2026.

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

Remaining Performance Obligations (as Restated)

Remaining performance obligations represent the aggregate amount of transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied. Service contracts that are considered cancellable are generally considered 30 to 60 day contracts and are not included in the remaining performance obligations below.

As of September 30, 2025, total remaining performance obligations amounted to $59.3 million. Of this total amount, $45.0 million is related to performance obligations for warranties, which is the estimated revenue expected to be recognized over the warranty period for systems that have been delivered (the time bands reflect management’s best estimate of the period when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's expected revenue recognition based on the remaining performance obligations for warranties as of September 30, 2025 (in thousands):

	Fiscal years of revenue recognition
	2026	2027	2028	Thereafter
Warranty	$16,227	$18,000	$8,514	$2,255

The Company expects to recognize as revenue the significant majority of the additional $14.3 million of remaining performance obligations, which are primarily related to deferred training and system installations, over the next 12 months. The Company also has open system sales orders, upgrade sales orders and customer credits that are excluded from the above remaining performance obligation balances primarily because they do not include substantive termination penalties at order execution and therefore do not meet the definition of a remaining performance obligation in accordance with ASC 606, Revenue from Contracts with Customers. The contract inception date in accordance with Step 1 of ASC 606 for these system and upgrade sales orders has been determined to be shortly before shipment of the system, when the customer becomes obligated to pay the non-refundable contract balance.

Subsequent to the initial issuance of these financial statements, the Company identified errors within this footnote primarily due to the Company reevaluating its methodology for determining whether open system order, upgrade sales orders, and customer credits represent remaining performance obligations in accordance with ASC 606, Revenue from Contracts with Customers. Based on the level of customer deposits at the order inception relative to the total contract value and the Company’s historical cancellation experience, the Company concluded that these balances do not include substantive termination penalties. As a result, such orders should be excluded from the Company’s remaining performance obligations.

The Company corrected these errors, reducing the total remaining performance obligations from $866.0 million (as previously reported) to $59.3 million, reflecting the exclusion of $760.7 million of open system sales orders, $22.3 million of open upgrade orders, and $23.8 in customer credits. The previously reported $803.7 million of remaining performance obligations related to open system sales, upgrades, training and other miscellaneous items has been revised to $14.3 million, and the previously reported previously reported $62.3 million performance obligations related to performance obligations for warranties has been revised to $45.0 million.

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

Note 6. Fair Value Measurements

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market, for the asset or liability, in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels of inputs that may be used to measure fair value, as follows:

●	Level 1— Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

●

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

●

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

●

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

●

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

●	Chan W. Galbato was nominated to the Board. Mr. Galbato, bringing more than 30 years of operational and strategic leadership experience across global enterprises.

●

FTI Consulting continues to advise the Company on its operational execution and transformation strategy. TCW, the Company’s strategic lending partner, expressed strong support for the transformation plan and the accompanying leadership changes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the time the Original Filing was filed on the Original Filing Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a15(e) of the Exchange Act) as of the end of the period covered by our Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2025 (the “Evaluation Date”).

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

Subsequent to this evaluation, in connection with the footnote errors described in the Explanatory Note to this Form 10-Q/A, and described further below, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to two material weaknesses in internal control over financial reporting.

The material weaknesses were related to 1) the review of the footnote schedules supporting financial statement disclosures and 2) inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under GAAP principally resulting from incorrect assessment during the initial adoption of ASC 606.

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

To remediate the material weakness resulting from the deficiency in management's analysis of information for complete and accurate presentation and disclosure described above, management has designed and is in the process of implementing enhanced controls to ensure all relevant information required for complete and accurate presentation and disclosure, including the initial assessment of the impact of adopting new accounting pronouncements is appropriately analyzed. Management has begun implementing these remediation efforts and will continue to evaluate and modify the remediation plan as appropriate.

The Company will consider the above material weaknesses remediated when the enhanced controls have operated for a sufficient period of time and management has concluded that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, and has concluded that other than the changes described above under "Remediation Measures" there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●

We have identified material weaknesses in our system of internal controls as of June 30, 2025 and September 30, 2025 and are in the process of remediation. If we fail to remediate such material weaknesses or otherwise fail to achieve and maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted.

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

Risk Factors

We operate in a rapidly changing environment that involves significant risks, a number of which are beyond our control. In addition to the other information contained in this Form 10‑Q/A, the following discussion highlights some of these risks and the possible impact of these factors on our business, financial condition and future results of operations. If any of the following risks actually occur, our business, financial condition or results of operations may be adversely impacted, causing the trading price of our common stock to decline. In addition, these risks and uncertainties may impact the “forward‑looking” statements described elsewhere in this Form 10‑Q/A and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward‑looking” statements.

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

We have identified material weaknesses in our system of internal controls as of June 30, 2025 and September 30, 2025 and are in the process of remediation. If we fail to remediate such material weaknesses or otherwise fail to achieve and maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal, or unauthorized transactions. If we cannot maintain effective controls and provide timely and reliable financial reports, our business and operating results could be harmed. As more fully disclosed in Part I, Item 4 “Controls and Procedures,” the Company concluded that as of June 30, 2025 and September 30, 2025, its internal control over financial reporting was not effective as a result of two material weaknesses. The material weaknesses related to the review of the footnote schedules supporting financial statement disclosures and inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under GAAP principally resulting from incorrect assessment during the initial adoption of ASC 606. The material weaknesses resulted in misstatements related to the disclosure of remaining performance obligations included in Note 2, Revenue of the Company’s financial statements, which resulted in the restatement of our financial statements for the year ended June 30, 2025 and the three-months ended September 30, 2024, December 31, 2024, March 31, 2025, and September 30, 2025. In addition, based on these material weaknesses,  management re-evaluated the effectiveness of internal control over financial reporting and concluded that as of June 30, 2025 and September 30, 2025, the Company had not maintained effective internal control over financial reporting.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses identified above, but remediation efforts can be time consuming and costly. We may not be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. Our management may also be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal control over financial reporting. Any further disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of any acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks) could adversely impact the effectiveness of our internal control over financial reporting as well as affect our ability to manufacture products, process orders, deliver products, provide customer support, fulfill contractual obligations, track inventories, or otherwise operate our business, in particular as a result of our limited experience implementing such systems and the complex nature of the system itself. Any failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, including due to a failure to remediate the material weaknesses mentioned above or the discovery or occurrence of any additional material weaknesses in our internal control over financial reporting in the future, could adversely affect our ability to prepare financial statements within required time periods and record, process and report financial information accurately, which could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, negatively impact the price of our common stock, limit our liquidity and access to capital markets, adversely affect our business, harm our reputation or subject us to litigation or investigations requiring management resources and payment of legal and other expenses.

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

Date: February 17, 2026
	By:	/s/ STEPHEN LA NEVE
Stephen La Neve
Chief Executive Officer

	By:	/s/ ALI PERVAIZ
Ali Pervaiz
Senior Vice President & Chief Financial Officer