Form 10-Q
period 2025-12-31
ACCURAY INC
filed 2026-02-17
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of January 30, 2026, there were 118,782,630 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

We own or have rights to various trademarks and tradenames used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi‑Art®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision®, AutoSegmentation™, CTrue™, H™ Series, iDMS®, InCise™, Iris™, CyberKnife M6™ Series, Accuray OIS Connect™, PreciseART®, PreciseRTX®, Treatment Planning System™, TomoDirect™, TomoEDGE™, TomoH®, TomoHD®, TomoHDA™, TomoHelical™, TomoTherapy Quality Assurance™, Radixact®, Onrad ™, S7™, Accuray Helix™, CyberComm™, AEX®, ClearRT®, XChange®, and VoLO™

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	December 31, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$41,295	$57,416
Restricted cash	575	574
Accounts receivable, net of allowance for credit losses of $1,051 and $369 as of December 31, 2025, and June 30, 2025, respectively (a)	60,962	83,192
Inventories, net	150,962	141,020
Prepaid expenses and other current assets (b)	36,968	33,501
Deferred cost of revenue	1,626	1,762
Total current assets	292,388	317,465
Noncurrent assets:
Property and equipment, net	29,256	28,658
Investment in joint venture	5,804	4,612
Operating lease right-of-use assets, net	30,807	33,115
Goodwill	57,849	57,802
Restricted cash	5,999	4,144
Other assets	25,906	24,443
Total assets	$448,009	$470,239
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,519	$34,033
Accrued compensation	14,925	14,573
Operating lease liabilities, current	8,155	7,375
Other accrued liabilities	30,902	29,361
Customer advances	11,850	12,197
Deferred revenue	78,978	82,306
Short-term debt, net	11,110	12,734
Total current liabilities	199,439	192,579
Noncurrent liabilities:
Operating lease liabilities	30,184	32,482
Long-term other liabilities	6,101	5,160
Warrant liability	6,478	8,497
Deferred revenue	27,610	26,566
Long-term debt, net	124,777	123,786
Total liabilities	394,589	389,070
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of December 31, 2025, and June 30, 2025, respectively; issued and outstanding: 118,786,404 and 112,643,852 shares as of December 31, 2025, and June 30, 2025, respectively	119	113
Additional paid-in-capital	609,409	602,165
Accumulated other comprehensive loss	(1,388)	(1,837)
Accumulated deficit	(554,720)	(519,272)
Total stockholders' equity	53,420	81,169
Total liabilities and stockholders' equity	$448,009	$470,239

(a)	Includes accounts receivable from the joint venture, an equity method investment, of $7,330 and $28,452 as of December 31, 2025, and June 30, 2025, respectively. See Note 12.
(b)	Includes other receivables from the joint venture, an equity method investment, of $367 and $377 as of December 31, 2025, and June 30, 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net revenue:
Products (a)	$45,005	$61,189	$82,166	$109,558
Services (b)	57,236	54,985	114,017	108,161
Total net revenue	102,241	116,174	196,183	217,719
Cost of revenue:
Cost of products	36,151	34,553	65,573	67,014
Cost of services	42,018	39,729	79,527	74,344
Total cost of revenue (c)	78,169	74,282	145,100	141,358
Gross profit	24,072	41,892	51,083	76,361
Operating expenses:
Research and development (d)	10,650	13,644	21,868	25,760
Selling and marketing	8,848	11,114	20,547	22,796
General and administrative	10,065	12,427	22,661	25,247
Restructuring	6,075	—	8,886	—
Total operating expenses	35,638	37,185	73,962	73,803
Income (loss) from operations	(11,566)	4,707	(22,879)	2,558
Income from equity method investment, net	471	1,604	910	1,532
Interest expense	(7,709)	(2,883)	(15,761)	(5,838)
Gain from change in fair value of warrant liability	5,713	—	3,839	—
Other (expense) income, net	(106)	(196)	(513)	1,651
Income (loss) before provision for income taxes	(13,197)	3,232	(34,404)	(97)
Provision for income taxes	573	695	1,044	1,320
Net income (loss)	$(13,770)	$2,537	$(35,448)	$(1,417)
Net income (loss) per share - basic	$(0.11)	$0.03	$(0.30)	$(0.01)
Net income (loss) per share - diluted	$(0.11)	$0.02	$(0.30)	$(0.01)
Weighted average common shares used in computing net loss per share:
Basic	120,973	101,405	119,968	100,796
Diluted	120,973	103,746	119,968	100,796
Other comprehensive loss:
Net income (loss)	$(13,770)	$2,537	$(35,448)	$(1,417)
Unrealized gain from cash flow hedges, net of reclassifications	1,344	—	1,236	—
Foreign currency translation adjustment	(756)	(2,919)	(787)	(1,179)
Comprehensive loss	$(13,182)	$(382)	$(34,999)	$(2,596)

(a)

Includes sales of products to the joint venture of $12,786 and $21,633 during the three and six months ended December 31, 2025, and $29,722 and $58,366 during the three and six months ended December 31, 2024, respectively. See Note 12.

(b)

Includes sales of services to the joint venture of $4,922 and $10,437 during the three and six months ended December 31, 2025, and $5,179 and $9,237 during the three and six months ended December 31, 2024, respectively. See Note 12.

(c)

Includes cost of revenue from sales to the joint venture of $10,035 and $19,580 during the three and six months ended December 31, 2025, and $15,001 and $35,892 during the three and six months ended December 31, 2024, respectively. See Note 12.

(d)

Includes charge backs to the joint venture related to research and development of $367 and $726 during the three and six months ended December 31, 2025, and $377 and $732 during the three and six months ended December 31, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2025	112,644	$113	$602,165	$(1,837)	$(519,272)	$81,169
Issuance of common stock to employees	637	—	—	—	—	—
Share-based compensation	—	—	2,515	—	—	2,515
Net loss	—	—	—	—	(21,678)	(21,678)
Unrealized loss from cash flow hedges	—	—	—	(108)	—	(108)
Cumulative translation adjustment	—	—	—	(31)	—	(31)
Balance at September 30, 2025	113,281	113	604,680	(1,976)	(540,950)	61,867
Issuance of common stock to employees	5,550	6	244	—	—	250
Tax withholding upon vesting of restricted stock units	(45)	—	(48)	—	—	(48)
Share-based compensation	—	—	882	—	—	882
Net loss	—	—	—	—	(13,770)	(13,770)
Fair value of warrants issued with debt	—	—	3,651	—	—	3,651
Unrealized gain from cash flow hedges	—	—	—	1,344	—	1,344
Cumulative translation adjustment	—	—	—	(756)	—	(756)
Balance at December 31, 2025	118,786	$119	$609,409	$(1,388)	$(554,720)	$53,420

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2024	100,195	$100	$566,887	$(4,222)	$(517,681)	$45,084
Issuance of common stock to employees	240	—	—	—	—	—
Share-based compensation	—	—	2,353	—	—	2,353
Net loss	—	—	—	—	(3,954)	(3,954)
Cumulative translation adjustment	—	—	—	1,740	—	1,740
Balance at September 30, 2024	100,435	100	569,240	(2,482)	(521,635)	45,223
Issuance of common stock to employees	2,419	3	853	-	-	856
Tax withholding upon vesting of restricted stock units	(45)	—	(90)	—	—	(90)
Share-based compensation	—	—	2,284	—	—	2,284
Net income	—	—	—		2,537	2,537
Cumulative translation adjustment	—	—	—	(2,919)	—	(2,919)
Balance at December 31, 2024	102,809	$103	$572,287	$(5,401)	$(519,098)	$47,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(35,448)	$(1,417)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,839	2,977
Share-based compensation	3,397	4,637
Amortization of debt financing costs and discount for warrants issued to lenders	3,524	529
Non-cash interest paid-in-kind	4,691	—
Gain from change in fair value of warrant liability	(3,839)	—
Provision from credit losses	663	291
Provision for write-down of inventories	1,510	2,231
Asset impairments	1,212	—
Loss on disposal of property and equipment	394	—
Income from equity method investment	(910)	(1,532)
Net recognized gross profit on sales to the JV	(139)	(894)
Provision for deferred income taxes, net	23	91
Changes in assets and liabilities:
Accounts receivable	19,430	2,013
Inventories	(11,641)	(17,103)
Prepaid expenses and other assets	(3,247)	(4,135)
Deferred cost of revenue	136	516
Accounts payable	10,604	4,854
Operating lease liabilities, net of operating lease right-of-use assets	782	202
Accrued compensation and accrued liabilities	1,957	317
Customer advances	(216)	(963)
Deferred revenues	(528)	1,893
Net cash used in operating activities	(3,806)	(5,493)
Cash flows from investing activities
Purchases of property and equipment	(4,929)	(1,994)
Capitalized costs for software to be sold	(4,491)	(696)
Net cash used in investing activities	(9,420)	(2,690)
Cash flows from financing activities
Proceeds from the issuance of common stock to employees	516	856
Taxes paid related to net share settlement of equity awards	(48)	(90)
Debt financing costs paid	(375)	(173)
Paydown under Term Loan Facility	(850)	(4,000)
Borrowings Revolving Credit Facilities	7,000	27,000
Repayments under Revolving Credit Facilities	(7,000)	(20,000)
Net cash (used in) provided by financing activities	(757)	3,593
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(282)	(414)
Net decrease in cash, cash equivalents and restricted cash	(14,265)	(5,004)
Cash, cash equivalents and restricted cash at beginning of period	62,134	70,392
Cash, cash equivalents and restricted cash at end of period	$47,869	$65,388
Supplemental non-cash disclosure:
Unpaid purchase of property and equipment at end of period	$438	$481
Unpaid capitalized software costs to be sold at end of period	$293	$538
Fair value of warrants issued with debt	$5,471	$-
Transfers from inventory to property and equipment, net	$357	$1,589
Transfers (to) from inventory (from) to other assets	$(1,218)	$1,218
Transfer of lease liabilities to leasehold improvements	$-	$1,251
Transfer of other assets to property and equipment	$-	$288

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and six months ended December 31, 2025, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2026, or for any other future interim period or fiscal year.

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

Reclassifications

During the three months ended December 31, 2025, the Company reclassified restructuring costs recorded during the three months ended September 30, 2025 to conform to current period presentation. The following restructuring charges, which consist of $0.2 million in Cost of products; $0.2 million in Cost of services; $0.1 million in Research and development; $0.3 million in Sales and marketing; and $2.0 million in General and administrative, were reclassified to be reported separately as Restructuring on the unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. Certain other amounts reported in prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on the Company's results of operations, financial position, or cash flows.

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

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by geopolitical and macroeconomic conditions. Based on the balance of the Company’s cash and cash equivalents, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. The Company, however, is unable to predict with certainty the impact that geopolitical and macroeconomic conditions, including their effect on the global supply chain, inflation and foreign currency exchange rates, will have on its ability to maintain compliance with the covenants contained in the Amended Financing Agreement (as defined below and see Note 8. Debt, for more information), including financial covenants regarding the consolidated fixed charge coverage ratio, consolidated leverage ratio and minimum liquidity requirements.

Failing to comply with the covenants to the Amended Financing Agreement could adversely affect the Company’s ability to finance its future operations or capital needs, withstand a future downturn in its business or the economy in general, engage in business activities, including future opportunities that may be in its interest, and plan for or react to market conditions or otherwise execute its business strategies. The Company’s ability to comply with the covenants and other terms governing the Financing Agreement will depend in part on its future operating performance. In addition, because substantially all of the Company’s assets are pledged as collateral under the Amended Financing Agreement, if the Company is not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by the Company’s lenders. Failure to satisfy the covenants and other terms governing the Amended Financing Agreement, in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or additional amendments to the Amended Financing Agreement, in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendments and the debt under the Amended Financing Agreement, is accelerated, the Company would be required to obtain replacement financing. There can be no assurance that the Company would be able to obtain replacement financing on acceptable terms, or at all, on a timely basis. There can be no assurance that the Company would be able to satisfy its obligations if any of its indebtedness is extended. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the six months ended December 31, 2025, compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Recent Accounting Pronouncements

Accounting Pronouncements - Adopted

In December 2023, the FASB issued ASU 2023-09 to improve the transparency and usefulness of income tax disclosures. The accounting standard expands disclosures to the entity’s income tax rate reconciliation table and requires cash taxes paid disaggregated by jurisdiction. This accounting pronouncement became effective for the Company on July 1, 2025 and it will first report the impact of this standard in its Annual Report on Form 10-K for fiscal 2026. The update can be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the standard and determining the extent of additional disclosures that may be required.

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

Changes in the contract assets and liabilities are as follows (dollars in thousands):

			Change
	December 31, 2025	June 30, 2025	$	%
Contract Assets:
Unbilled accounts receivable – current (1)	$10,865	$11,823	(958)	(8%)
Interest receivable – current (2)	259	284	(25)	(9%)
Long-term accounts receivable (3)	2,936	3,777	(841)	(22%)
Interest receivable – non-current (3)	139	172	(33)	(19%)
Contract Liabilities:
Customer advances	11,850	12,197	(347)	(3%)
Deferred revenue – current	78,978	82,306	(3,328)	(4%)
Deferred revenue – non-current	27,610	26,566	1,044	4%

(1)	Included in accounts receivable on the unaudited condensed consolidated balance sheets.
(2)	Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
(3)	Included in other assets on the unaudited condensed consolidated balance sheets.

During the six months ended December 31, 2025, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. During the six months ended December 31, 2025, contract liabilities changed due to changes in the timing of revenue recognition as a result of changes in shipping timing, modifications to the transaction price, reduced customer deposits for system sales, and for which the warranty was deferred.

During the three and six months ended December 31, 2025, the Company recognized revenue of $17.3 million and $45.3 million respectively, which was included in the deferred revenue balances as of June 30, 2025. During the three and six months ended December 31, 2024, the Company recognized revenue of $16.7 million and $44.2 million, which was included in the deferred revenue balances as of June 30, 2024.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied. Service contracts that are considered cancellable are generally considered 30 to 60 day contracts and are not included in the remaining performance obligations below.

As of December 31, 2025, total remaining performance obligations amounted to $59.1 million. Of this total amount, $45.0 million is related to performance obligations for warranties, which is the estimated revenue expected to be recognized over the warranty period for systems that have been delivered (the time bands reflect management’s best estimate of the period when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's expected revenue recognition based on the remaining performance obligations for warranties as of December 31, 2025 (in thousands):

	Fiscal years of revenue recognition
	2026	2027	2028	Thereafter
Warranty remaining performance obligations	$11,397	$20,543	$10,286	$2,800

The Company expects to recognize as revenue the significant majority of the additional $14.1 million of remaining performance obligations, which are primarily related to deferred training and system installations, over the next 12 months. The Company also has open system orders, upgrade sales orders, and customer credits that are excluded from the above remaining performance obligation balances primarily because they do not include substantive termination penalties at order execution and therefore do not meet the definition of a remaining performance obligation in accordance with ASC 606, Revenue from Contracts with Customers. The contract inception date in accordance with Step 1 of ASC 606 for these system and upgrade sales orders has been determined to be shortly before shipment of the system, when the customer becomes obligated to pay the non-refundable contract balance.

Capitalized Contract Costs

As of December 31, 2025 and June 30, 2025, the balance of capitalized costs to obtain a contract was $5.9 million and $7.3 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the unaudited condensed consolidated balance sheets.

Expenses related to capitalized costs to obtain a contract consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Capitalized contract costs	$88	$1,385	$190	$2,312
Amortization of capitalized contract costs	768	840	1,185	1,620
Impairment loss on capitalized costs	11	81	257	181

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

A summary of the Company’s financing receivables is presented as follows (in thousands):

	December 31, 2025	June 30, 2025
Financing receivables	$4,865	$3,842
Allowance for credit losses	—	—
Total, net	$4,865	$3,842
Reported as:
Current	$3,219	$1,082
Non-current	1,646	2,760
Total, net	$4,865	$3,842

Inventories, net

Inventories consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Raw materials	$57,153	$49,001
Work-in-process	13,140	14,844
Finished goods	80,669	77,175
Inventories, net	$150,962	$141,020

The Company's inventories on the unaudited condensed consolidated balance sheets are net of reserves.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Value added tax receivables	$11,167	$11,381
Prepaid commissions	4,213	4,388
Capitalized contract costs	1,842	1,949
Prepaid dues and subscriptions	4,495	2,908
Tariff receivables	5,818	4,258
Income tax receivable	894	841
Debt financing costs	470	470
Derivative asset	1,172	—
Dividend receivable from JV	—	2,453
Other prepaid assets	5,008	2,652
Other current assets	1,889	2,201
Total prepaid and other current assets	$36,968	$33,501

Debt financing costs are related to the delayed draw term loan facility and the short-term financing costs related to the revolving credit facility included in the Financing Agreement (see Note 8. Debt, for more information).

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Machinery and equipment	$49,271	$49,147
Leasehold improvements	34,791	32,491
Software	11,822	11,534
Computer and office equipment	6,631	6,797
Furniture and fixtures	2,126	1,959
Construction in progress	3,855	4,641
	108,496	106,569
Less: Accumulated depreciation	(79,240)	(77,911)
Property and equipment, net	$29,256	$28,658

Depreciation expense related to property and equipment was $1.8 million and $3.4 million during the three and six months ended December 31, 2025, and $1.5 million and $3.0 million during the three and six months ended December 31, 2024, respectively.

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Balance at the beginning of the period	$57,802	$57,672
Currency translation	47	130
Balance at the end of the period	$57,849	$57,802

The Company performed its annual goodwill impairment test in the quarter ended December 31, 2025, and determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment every fiscal quarter.

Other Assets

Other assets consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Capitalized software costs to be sold	$13,078	$10,252
Capitalized contract costs	4,040	5,359
Long-term accounts receivable	2,936	3,777
Purchased intangible assets, net	1	15
Deferred tax asset	707	756
Debt financing costs	583	669
Other long-term assets	4,561	3,615
Total other assets	$25,906	$24,443

Amortization expense for capitalized software costs was $0.4 million during both the three and six months ended December 31, 2025, respectively, and there was no amortization expense for capitalized software during the three and six months ended December 31, 2024, respectively. There were no amounts written down to net realizable value for the capitalized software costs to be sold during the three and six months ended December 31, 2025 and 2024. The Company did not identify any triggering events that would indicate a potential impairment of its definite-lived intangible and long-lived assets as of December 31, 2025. Debt financing costs are related to the revolving credit facility included in the Amended Financing Agreement (see Note 8. Debt, for more information).

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Value added tax liabilities	$12,689	$12,408
Refunds due to customers	3,391	3,581
Accrued royalties	3,378	3,082
Accrued consulting	1,984	1,648
Interest payable	1,295	967
Income tax payable	1,232	973
Other liabilities	6,933	6,702
Total other accrued liabilities	$30,902	$29,361

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

The components of accumulated other comprehensive loss in the stockholders' equity section of the Company’s unaudited condensed consolidated balance sheets are as follows (in thousands):

	December 31, 2025	June 30, 2025
Cumulative foreign currency translation adjustment	$(4,007)	$(3,220)
Cumulative unrealized gain on cash flow hedge instruments net of reclassifications	1,236	-
Defined benefit pension obligation	1,383	1,383
Accumulated other comprehensive loss	$(1,388)	$(1,837)

Statements of Operations

Interest expense consisted of the following (in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Contractual interest coupon	$3,590	$2,495	$7,145	$5,120
Non-cash paid-in-kind interest	2,383	-	4,691	-
Amortization for financing costs and discount for warrants issued to lenders	1,619	275	3,524	529
Other	117	113	401	189
Total interest expense	$7,709	$2,883	$15,761	$5,838

Other (expense) income, net, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Interest income	$246	$278	$518	$581
Foreign currency exchange gain	403	177	208	2,351
Costs for hedging activities	(397)	(626)	(733)	(1,196)
Other, net	(358)	(25)	(506)	(85)
Total other (expense) income, net	$(106)	$(196)	$(513)	$1,651

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

The following table provides information related to the Company’s operating leases (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Operating lease costs (1)	$2,244	$2,189	$4,546	$4,420
Short-term operating lease costs	188	80	280	120
Cash paid for amounts included in the measurement of lease liabilities	2,145	2,062	4,256	4,092

(1)	Excludes expenses related to short-term lease operating costs.

Operating lease right-of-use assets and operating lease liabilities consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Operating lease right-of-use assets
Balance at the beginning of period	$33,115	$33,773
Lease assets added	222	4,624
Amortization for the period	(2,530)	(5,282)
Balance at the end of period	$30,807	$33,115
Operating lease liabilities
Balance at the beginning of period	$39,857	$38,591
Lease liabilities added	222	5,726
Repayment and interest accretion	(1,740)	(4,460)
Balance at the end of period	$38,339	$39,857

Current portion of operating lease liabilities	$8,155	$7,375
Non-current portion of operating lease liabilities	30,184	32,482

Maturities of operating lease liabilities as of December 31, 2025, are presented in the table below (dollars in thousands):

Amount
2026 (remaining six months)	$4,113
2027	8,081
2028	6,940
2029	5,388
2030	4,794
Thereafter	24,985
Total operating lease payments	54,301
Less: imputed interest	(15,962)
Present value of operating lease liabilities	$38,339

The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	December 31, 2025	June 30, 2025
Weighted average remaining lease term (in years)	7.6	7.8
Weighted average discount rate	10.5%	10.4%

Note 5. Derivative Financial Instruments

The Company measures all derivatives at fair value on the unaudited consolidated balance sheets. The accounting for gains and losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting are as follows (in thousands):

		December 31, 2025	June 30, 2025
	Balance sheet location	Fair Value
Derivative Assets Designated as Hedges
Foreign currency exchange contracts	Other current and prepaid assets	$1,168	$-
Foreign currency exchange contracts	Other assets	152	-
Total asset derivatives		$1,320	$-
Derivative Liabilities Designated as Hedges
Foreign currency exchange contracts	Accrued liabilities	$27	$-
Foreign currency exchange contracts	Long-term other liabilities	57	-
Total liability derivatives		$84	$-

As of December 31, 2025, and June 30, 2025, the fair value of the Company's derivatives not designated as hedging instruments were not material. The Company records its derivative financial instruments on a gross basis within the unaudited condensed consolidated balance sheets.

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

The Company formally documents relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific foreign currency asset, liability or forecasted transaction being hedged; the nature of the risk being hedged; the hedge objective; and the method of assessing hedge effectiveness. If an anticipated transaction is deemed no longer likely to occur, the corresponding derivative instrument is de-designated as a hedge and any associated unrealized gains and losses in accumulated other comprehensive loss are recognized in income or expense at that time. Any future changes in the fair value of the instrument are recognized in current income or expense. The Company is required to maintain a minimum cash collateral balance of $2.0 million for its outstanding cash flow hedge derivatives to fund the anticipated settlement of its open positions. As of December 31, 2025, the Company has $2.0 million in cash collateral for its cash flow hedge derivatives recorded in long-term restricted cash on the unaudited condensed consolidated balance sheets.

The notional amount of the Company's foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges (in thousands):

	December 31, 2025	June 30, 2025
Euro	$32,336	$—
Japanese Yen	26,446	—
Total	$58,782	$—

The amount of the gains and losses on derivative instruments designated as cash flow hedges and the classification of those gains and losses within the unaudited condensed consolidated financial statements were as follows (in thousands):

	Foreign currency exchange contracts
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Gain recognized in accumulated other comprehensive loss	$1,745	$—	$1,637	$—
Amount of (gain) reclassed from accumulated other comprehensive loss to net income (loss)	(401)	—	(401)	—
Total	$1,344	$—	$1,236	$—

 Gains and losses reclassified from accumulated other comprehensive loss are recorded in other income and expense on the Company's statement of operations and comprehensive loss. During the three and six months ended December 31, 2025, the gains and losses recognized due to the de-designation of cash flow hedge contracts were not significant. As of December 31, 2025, the amount that will be reclassified from accumulated other comprehensive loss to earnings within the next twelve months is $1.1 million. As of December 31, 2025, outstanding cash flow hedges will mature within the next eighteen months.

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

The notional amount of the Company's outstanding balance sheet hedge contracts consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Swiss Franc	$25,593	$7,438
Japanese Yen	1,580	8,700
Euro	6,483	11,431
Indian Rupee	8,963	7,485
Chinese Yuan	7,460	5,491
Korean Won	1,392	1,306
Canadian Dollar	1,082	—
British Pound	477	1,617
Total outstanding balance sheet hedge contracts	$53,030	$43,468

Gains or losses on derivative financial instruments

Gains and losses on the Company's balance sheet and cash flow hedges are recorded in other income (expense), net, on the Company's unaudited condensed consolidated statements of operations. The following table provides information about the gain or loss associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Foreign currency exchange gain (loss) on balance sheet hedges	$50	$(618)	$148	$818
Foreign currency exchange gain on cash flow hedges	314	-	409	—
Total	$364	$(618)	$557	$818

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

Items Measured at Fair Value on a Recurring Basis

Warrant Liabilities

The Penny Warrants (as defined in Note 8) are accounted for as a liability with the changes in fair value of the warrants recognized in the statement of operations and comprehensive income (loss). The estimated fair value of the Penny Warrants liabilities represent Level 2 measurements because the fair value of the warrant is being implied based on market trades of the Company's stock.

The following table shows the changes in fair value of the Penny Warrants:

	December 31, 2025	June 30, 2025
Balance at the beginning of the period	$8,497	$—
Issuance of Penny Warrants on June 6, 2025	-	7,998
Issuance of Penny Warrants on December 15, 2025	1,820	-
(Gain) loss from change in fair value of warrant liability	(3,839)	499
Balance at the end of the period	$6,478	$8,497

Other Fair Value Disclosures

The Company's open foreign currency forward contracts designated as cash flow hedges and balance sheet hedges are measured on a recurring basis using Level 2 based upon observable inputs. As of  December 31, 2025, the fair value of the Company's cash flow hedges was $1.2 million. The Company did not have open foreign currency forward contracts designated as cash flow hedges as of  June 30, 2025. As of  December 31, 2025 and  June 30, 2025, the fair value of the of Company's balance sheet hedges was not material. As of December 31, 2025, the Company had open foreign currency forward contracts designated as cash flow hedges with a stated notional value of $58.8 million. As of December 31, 2025 and  June 30, 2025, the Company had open currency forward contracts designated as balance sheet hedges with a stated or notional value of $53.0 million and $43.5 million, respectively. The fair value of the open foreign currency forward contracts designated as cash flow hedges and balance sheet hedges approximated its notional value.

The table below summarizes the carrying value and estimated fair value of the 3.75% Convertible Senior Notes due June 1, 2026 (“2026 Notes”) and the Term Loan Facility (in thousands):

	December 31, 2025		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Senior Notes due June 1, 2026	$17,950	$16,901	$17,893	$17,322
Term Loan Facility	117,878	117,878	118,627	118,627
Total	$135,828	$134,779	$136,520	$135,949

The Company’s convertible debt is measured on a recurring basis using Level 2 based upon observable inputs. The Company's Term Loan Facility (as defined in Note 8) reflects the bank quoted market rates, which the Company considers to be a Level 2 fair value measurement. The Company believes that the carrying value of the Term Loan Facility approximates its estimated fair value based on the effective interest rate, compared to the current market rate available to the Company at quarter-end. The carrying value and fair value of the Term Loan Facility excludes $24.3 million and $21.0 million as of  December 31, 2025 and  June 30, 2025, respectively, for the fair value of the warrants issued to the lenders to purchase the Company’s common stock. The total carrying value and fair value of our debt excludes paid-in-kind accrued interest related to the Company's Revolving Credit Facility (as defined in Note 8).

The warrants (see Note 8 Debt. for more information) that met all of the criteria for equity classification were recorded at their relative fair value in additional paid-in capital at the time of issuance. The fair value of $16.5 million is not subject to remeasurement and was estimated using a Black-Scholes method, which incorporates significant unobservable inputs, including expected volatility, risk-free interest rate and expected term. As these inputs are not observable in the market, the fair value measurement of the Premium Warrants represent a Level 3 measurement.

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2025.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers, agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third-party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2025.

Guarantees

As of December 31, 2025, and June 30, 2025, the Company had various bank guarantees totaling $1.4 million and $1.5 million, respectively, primarily related to bidding processes with customers.

Royalty Agreement

The Company enters into software license agreements with third parties that require royalty payments for each license used. In connection with such agreements, the Company records royalty costs in cost of revenue or deferred cost of revenue. The Company had approximately $3.4 million and $3.1 million in accrued royalty payments as of December 31, 2025, and June 30, 2025, respectively, related to royalty agreements. The following table provides information about the Company’s royalty expense and royalty payments (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Royalty expense	$358	$552	$686	$795
Royalty payments	11	57	389	$759

Restructuring

  In fiscal year 2026, the Company implemented a restructuring plan (“FY26 Restructuring Plan”). The FY26 Restructuring Plan included the elimination of approximately 3% of the global workforce during the three months ended September 30, 2025, and the elimination of approximately 15% of the global workforce during three months ended December 31, 2025. Certain employees notified during the three months ended December 31, 2025, have various termination dates during the quarterly periods ended March 31, 2026, and June 30, 2026. Restructuring charges also include implementation and other costs that were directly tied to the execution of the FY26 Restructuring Plan and asset impairments for certain capitalized assets as a result of the FY26 Restructuring Plan.

The following table summarizes the restructuring charges (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Severance and employee related costs	$4,073	$—	$5,584	$—
Implementation and other costs	790	—	2,090	—
Asset impairment	1,212	—	1,212	—
Total restructuring charges	$6,075	$—	$8,886	$—

The following table summarizes the restructuring charge liability (in thousands):

	Severance and employee related costs	Implementation and other costs	Asset impairment	Total
Restructuring liability at the beginning of period	$—	$—	$—	$—
Restructuring charges	5,584	2,090	1,212	8,886
Cash payments	(1,727)	(1,320)	—	(3,047)
Non-cash write-offs	-	-	(889)	(889)
Restructuring liability at the end of period	$3,857	$770	$323	$4,950

Total restructuring charges for the FY26 Restructuring Plan is expected to be approximately $13 million, substantially all of which will be paid in cash in fiscal year 2026.

Note 8. Debt

The Company's outstanding debt as of December 31, 2025, and June 30, 2025, is as follows (in thousands):

	December 31, 2025	June 30, 2025
Term Loan Facility	$149,150	$150,000
Convertible Senior Notes due June 1, 2026	18,000	18,000
Total debt	167,150	168,000
Accumulated Paid-in-kind interest	5,307	616
Unamortized debt financing costs	(12,315)	(11,101)
Unamortized discount for warrants issued to lenders	(24,255)	(20,995)
Total debt, net	$135,887	$136,520
Reported as:
Short-term debt, net	$11,110	$12,734
Long-term debt, net	124,777	123,786
Total debt, net	$135,887	$136,520

A summary of interest expense on the Company’s outstanding debt is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Contractual interest coupon	$3,590	$2,495	$7,145	$5,120
Non-cash paid-in-kind interest	2,383	—	4,691	-
Amortization of debt financing costs and discount for warrants issued to lenders	1,619	275	3,524	529
Total interest expense on debt	$7,592	$2,770	$15,360	$5,649

A summary of weighted average effective interest rate on the Company’s debt is as follows:

	December 31, 2025	June 30, 2025
Term Loan Facility	23.9%	22.0%
Convertible Senior Notes due June 1, 2026	4.4%	4.3%

The weighted average effective interest rate includes coupon interest rates, paid-in-kind interest, the amortization of debt financing costs, and the amortization of the discount for warrants issued to lenders.

Financing Agreement

On June 6, 2025, the Company entered into a new five-year senior secured credit agreement, due June 6, 2030, (the “Financing Agreement”) by and among the Company, as borrower (the “Borrower”), TCW Asset Management Company LLC, a leading global asset manager (“TCW”), as collateral agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Collateral Agent”) and as administrative agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent”, and together with the Collateral Agent, each an “Agent” and collectively, the “Agents”), and certain other parties signatory thereto. The Financing Agreement provides for a $150 million term loan (the “Term Loan Facility”), a $20 million delayed draw term loan facility (the “Delayed Draw Facility”), and a $20 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility and Delayed Draw Facility, the “Facilities”). The Financing Agreement contains restrictions and covenants applicable to the Company and its subsidiaries.

In December 2025, the Company entered into amendments to the Financing Agreement. The first amendment to the Financing Agreement ("First Amendment") provided for the inclusion of certain restricted cash balances in the liquidity covenant in the Financing Agreement. The second amendment to the Financing Agreement ("Second Amendment") and the Financing Agreement as amended by the First Amendment and Second Amendment (the “Amended Financing Agreement”) provide for (i) removal of the leverage condition the Company must meet to draw down on the Delayed Draw Facility; (ii) reduction of the capacity of the Delayed Draw Facility to $18.25 million; and (iii) the delay of the commencement of the requirement for the Company to meet the fixed charge coverage ratio and leverage ratio to December 31, 2026. In addition, the Company agreed to pay an additional $1.9 million in fees and amounts available to be drawn under the revolving credit facility were reduced to $15.0 million through December 31, 2026.

Among other requirements, the Company may not permit (i) the total leverage ratio (as defined in the Amended Financing Agreement) to be greater than a certain specified ratio for each fiscal quarter during the term of the Amended Financing Agreement, (ii) the fixed charge coverage ratio (as defined in the Amended Financing Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the Amended Financing Agreement or (iii) liquidity (as defined in the Amended Financing Agreement) to be less than a certain specified threshold for each month during the term of the Amended Financing Agreement. The Company was in compliance with its covenants and other requirements of the Amended Financing Agreement as of December 31, 2025.

The Borrower’s obligations under the Amended Financing Agreement are secured by first-priority liens on substantially all assets of the Borrower, subject to certain exceptions. The Amended Financing Agreement required the Borrower to cause certain of its direct and indirect subsidiaries to grant first-priority liens on substantially all of their assets, in each case, subject to certain exceptions.

Interest on the borrowings under the Facilities is payable in arrears on the applicable interest payment date at an interest rate equal to, at the Company’s option, either: (i) a term SOFR-based rate (subject to a 2.00% per annum floor), plus an applicable margin of 8.50%, per annum or (ii) a reference rate (subject to a 3.00% per annum floor), plus an applicable margin of 7.50% per annum. The agreement provides the option for payment-in-kind interest (“PIK”) up to 6.00% per annum (subject to an increase in applicable margin of 1/3 of 1.00% per annum for each 1.00% per annum of interest elected to be paid in kind which PIK interest will be capitalized on the applicable interest payment date and will be added to the then-outstanding principal amount of the term loans). The Amended Financing Agreement requires the Borrower to pay the lenders with commitments under the Revolving Credit Facility an unused commitment fee equal to 0.50% per annum of the average unused portion of the Revolving Credit Facility.

Warrants

On June 6, 2025, concurrently with its entry into the Financing Agreement, the Company issued detachable warrants to purchase the Company’s common stock to certain of its lenders (the “Warrant Holders”) under the Financing Agreement. The Warrant Holders were issued warrants to purchase (i) 17,180,710 shares of common stock with an exercise price of $1.68 per share, exercisable on and after December 7, 2025 and expiring on June 6, 2032 (the “June 2025 Premium Warrants”) and (ii) 6,247,531 shares of common stock with an exercise price of $0.01 per share, which are exercisable immediately and expire  June 6, 2032 (the “ June 2025 Penny Warrants”).

On December 15, 2025, concurrently with its entry into the Second Amendment, the Company issued detachable warrants to purchase the Company’s common stock to the Warrant Holders. The Warrant Holders were issued warrants to purchase (i) 3,062,726 shares of common stock with an exercise price of $1.50 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Super Premium Warrants”), (ii)  2,187,661 shares of common stock with an exercise price of $1.25 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Premium Warrants”), and (iii) 1,750,129 shares of common stock with an exercise price of $0.01 per share, which are exercisable immediately and expire on December 15, 2032 (the “December 2025 Penny Warrants”). If the Company accesses the Delayed Draw Facility, the Company will issue up to 7.0 million in additional warrants to the Warrant Holders under the Amended Financing Agreement. As of  December 31, 2025, no warrants have been exercised. On February 12, 2026, the Company received a waiver from the Warrant Holders to extend the due date to file a registration statement related to registering the underlying shares of the December 2025 Super Premium Warrants, the December 2025 Premium Warrants and the December 2025 Penny Warrants to allow the Company time to complete the filing of its Form 10-K/A for the fiscal year ended June 30, 2025, Form 10-Q/A for the quarter ended September 30, 2025, and Form 10-Q for the quarter ended December 31, 2025.

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

Holders of the remaining 2026 Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the remaining 2026 Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of December 31, 2025 and June 30, 2025, the if-converted value of the remaining 2026 Notes did not exceed the outstanding principal amount.

Note 9. Stock Incentive Plans

The following table presents details of share-based compensation expenses, by functional line item, noted within the Company's operating expenses (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Cost of revenue – products	$74	$186	$254	$403
Cost of revenue – services	151	186	341	340
Research and development	220	343	571	725
Selling and marketing	414	553	923	923
General and administrative	22	1,016	1,308	2,246
Total share-based compensation	$881	$2,284	$3,397	$4,637

In November 2025, the Company’s stockholders approved the 2026 Equity Incentive Plan (the "2026 Plan") whereby a maximum of 3,896,000 shares of common stock were reserved for issuance, plus the shares remaining in the share reserve under the Company’s 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”) immediately before the effective date of the 2026 Plan and shares subject to outstanding awards granted under the 2016 Plan that would be added to the 2026 Plan on or after the effective date of the 2026 Plan.

Note 10. Net Income (Loss) Per Common Share

Basic earnings per share is computed based on the weighted average number of shares of common stock and warrants outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding share awards. Potentially dilutive shares of the Company’s common stock are excluded from the computation of diluted net income (loss) per share for loss periods presented because including them would have been anti-dilutive. Dilutive earnings per share is the same as basic earnings per share for the periods in which the Company had a net loss because the inclusion of outstanding common stock would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(13,770)	$2,537	$(35,448)	$(1,417)
Denominator:
Weighted average shares outstanding - basic	120,973	101,405	119,968	100,796
Dilutive effect of potential common shares	—	2,341	—	—
Weighted average shares outstanding - diluted	120,973	103,746	119,968	100,796
Basic net income (loss) per share	$(0.11)	$0.03	$(0.30)	$(0.01)
Diluted net income (loss) per share	$(0.11)	$0.02	$(0.30)	$(0.01)
Anti-dilutive share-based awards, excluded	13,636	4,225	13,636	12,923
Anti-dilutive warrants, excluded	22,431	-	22,431	-

Warrants Issued in Connection with the Long-term Debt

The Company has issued warrants to the lenders of its long-term debt (See Note 8. Debt, for more information). Accounting guidance dictates that shares issuable for little or no cash consideration upon the satisfaction of certain conditions shall be considered outstanding common shares and included in the computation of basic earnings per share. The June 2025 Penny Warrants and December 2025 Penny Warrants (the "Penny Warrants") are considered shares issuable for little or no cash consideration upon the satisfaction of certain conditions and are considered outstanding common shares to be included in the computation of basic and diluted earnings per share. Approximately 6.6 million and 6.4 million Penny Warrant shares are included in the weighted average shares to calculate basic and diluted earnings per share during the three and six months ended December 31, 2025 As of  December 31, 2025, no warrants have been exercised.

Outstanding Convertible Senior Notes

Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof, in cash, the shares of common stock issuable upon conversion of the outstanding principal amount of the 2026 Notes are included in the calculation of diluted net income (loss) per share only if their inclusion is dilutive for periods during which the 2026 Notes were outstanding. The shares of common stock issuable upon conversion of the outstanding principal amount of the 2026 Notes was 3.1 million shares for both of the three and six months ended December 31, 2025, and 17.1 million for both of the three and six months ended December 31, 2024 and such shares were not included in the basic and diluted net loss per common share as the effect of adding the shares were anti-dilutive.

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

The following summarizes net revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Americas	$16,786	$17,135	$41,712	$38,005
EIMEA	43,346	38,924	77,618	64,818
China	17,669	35,974	32,898	69,950
Japan	11,437	14,983	20,745	24,848
Asia Pacific	13,003	9,158	23,210	20,098
Total	$102,241	$116,174	$196,183	$217,719

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived assets, which consists of property, plant and equipment, net, and operating lease right-of-use assets are as follows (in thousands):

	December 31, 2025	June 30, 2025
Americas	$48,890	$49,466
EIMEA	8,663	9,220
China	1,396	1,577
Japan	695	999
Asia Pacific	419	511
Total	$60,063	$61,773

The long-lived assets in the Americas region are located in the United States as of December 31, 2025, and June 30, 2025.

Note 12. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. As of December 31, 2025, the Company owned a 49% interest in the JV, which is reported as an investment in joint venture on the Company’s unaudited condensed consolidated balance sheets.

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

The following table shows the reconciliation between the carrying value of the Company's investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	December 31, 2025	June 30, 2025
Carrying value of investment in joint venture	$5,804	$4,612
Deferred intra-entity gross profit	17,362	17,501
Dividend declared	-	2,453
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$18,446	$19,846

As of December 31, 2025, and June 30, 2025, the Company’s carrying value of the investment in the JV was decreased for the Company's proportional share of the JV's currency translation adjustment by $0.3 million and $0.4 million, respectively. In June 2025, the JV declared a $2.5 million dividend to the Company which was paid in July 2025. There were no dividends declared as of December 31, 2025.

Summarized financial information of the JV is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Statement of Operations Data:	2025	2024	2025	2024
Revenue	$16,947	$33,582	$36,733	$55,416
Gross profit	5,187	6,591	10,767	11,441
Net income	962	3,273	1,850	3,125
Net income attributable to the Company	471	1,604	910	1,532

Summarized Balance Sheet Data:	As of September 30, 2025	As of September 30, 2024
Assets:
Current assets	$182,010	$140,059
Non-current assets	15,111	15,005
Total assets	$197,121	$155,064
Liabilities and Stockholders' Equity:
Current liabilities	$158,343	$118,754
Non-current liabilities	1,134	1,497
Stockholders' equity	37,644	34,813
Total liabilities and stockholders' equity	$197,121	$155,064

The following table shows the activity of the Company’s net revenue recognized from intra-entity gross profit from sales (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Deferred gross profit recognized on sales to the JV	$(3,135)	$(11,745)	$(3,705)	$(14,459)
Deferred gross profit on sales to the JV	1,915	7,232	3,566	13,565
Net recognized gross profit on sales to the JV (1)	$(1,220)	$(4,513)	$(139)	$(894)

(1)

Profits are deferred by the Company from the JV and are eliminated through cost of goods sold until it is realized. When profits are realized they are credited through cost of goods sold. Profits are considered realized when the inventory has been sold through to third parties.

Note 13. Income Tax

The following summarizes the provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Provision for income taxes	$573	$695	$1,044	$1,320

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company's income tax expense during three and six months ended December 31, 2025 and 2024, was primarily related to foreign taxes.

On July 4, 2025, new federal tax legislation was enacted, introducing significant changes to U.S. corporate income tax law. Key provisions include the optional expensing of domestic research and development costs under Section 174, modifications to business interest deductions under Section 163(j), and changes to international tax rules such as GILTI. Some provisions are effective retroactively to January 1, 2025, while others phase in through 2027. Due to the full valuation allowance maintained against the Company’s U.S. deferred tax assets, the enactment of this legislation did not have a material impact on the Company’s income tax provision for the quarter ended December 31, 2025. Any required updates to deferred tax balances or related disclosures will be reflected in the Company’s annual financial statements, as applicable. At June 30, 2025, the Company’s gross unrecognized tax benefits were $22.6 million, of which $21.8 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly during fiscal year 2026. Interest and penalties accrued on unrecognized tax benefits are recorded as a component of income tax expense.

Note 14. Related Party

On October 18, 2025, the Company entered into a consulting agreement (the “Agreement”) with Dedication Capital, LLC (“Dedication Capital”), an affiliate of Steven F. Mayer, a member of the board of directors (the “Board”) of the Company. Pursuant to the Agreement, Mr. Mayer, the chief executive officer of Dedication Capital, was appointed as Transformation Board Sponsor, providing consulting services to the Company over a period of one year. Mr. Mayer’s services will include, among other things, responsibility for leading the Company’s planning and execution of certain strategic, organizational, cultural, and operational initiatives and transformation in consultation with the Company’s Chief Executive Officer (“CEO”), onboarding the CEO and consulting with the CEO on other matters, and establishing the composition and duties of a transformation office.

In consideration for the services to be provided to the Company, Dedication Capital and Mr. Mayer will receive (i) a base consulting fee of $600,000 per year (ii) a cash incentive award for fiscal year 2026 and the first 3 ½ months of fiscal 2027 totaling up to $750,000 and (iii) equity awards granted to Mr. Mayer consisting of (a) 1.25 million restricted stock awards (“RSAs”) with a grant date fair value of $1.5 million and (b) 1.25 million performance-based stock awards (“PRSA”) with a grant date fair value of $0.9 million. The RSAs will vest one year from the grant date and no later than November 28, 2026, and the PRSAs will be eligible to vest based on the Company’s stock price performance over an approximately six-year performance period ending on September 30, 2031.

The Company recorded $0.2 million for consulting fees and the incentive target bonus for services provided by Dedication Capital and Mr. Mayer during both the three and six months ended December 31, 2025. The Company recorded $0.2 million in stock compensation expense during both the three and six months ended December 31, 2025, for the RSA and PRSAs. The Company includes the consulting fees and incentive target bonus provided by Mr. Mayer in restructuring expenses as these expenses are directly tied to the execution of the FY26 Restructuring Plan (as defined in Note 7). The Company includes expenses for the RSAs and PRSAs in stock-based compensation expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of December 31, 2025, and results of operations for the three and six months ended December 31, 2025 and 2024 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our expectations regarding backlog, age-ins and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; expectations regarding our strategy in China and our China joint venture as well as its expected impact on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the global macroeconomic conditions on our financial results and business as well as the business of our customers and suppliers; expectations regarding the impact of changes in government administration policy positions; expectations regarding delays in deliveries and installations and its impact on our business; expectations regarding inflation, supply chain challenges and heightened logistics costs and its impact on our business, including gross margins and net income (loss); expectations regarding revenue from the Americas region; expectations regarding the timing of deliveries and revenue conversion; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax and the One Big Beautiful Bill Act on the company; expectations related to our convertible notes and credit facilities; expectations related to our leases; the amount of unrecognized tax amounts; the sufficiency of our cash, cash equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Current Economic Conditions

We are subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including high interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; geopolitical concerns, such as the Russia-Ukraine and Middle East conflicts and tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; changes in government administration policy positions; new tariffs on global imports and uncertainties regarding impact, retaliations and further escalation, including against other countries; and other factors that may emerge. We are also continuing to navigate supply chain and inflation challenges, both of which continues to be a significant headwind that affects the Company’s results of operations.

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

As a global company, approximately 70% of our raw materials and product components are sourced within the U.S. and finished products are assembled and manufactured within the U.S. with over 80% exported throughout the world. There remains significant tariff uncertainty, including related to existing tariffs associated with U.S.-China trade, which we expect will continue to have incremental costs to the company. If existing tariffs increase, we would expect minimal shipments to China despite customer demand. We continue to work to implement mitigations to the tariff policy impacts, however, we cannot predict the full impact or timing of such efforts and expect that sales to China will be adversely impacted, and our financial results have been adversely impacted in the past and may continue to be adversely impacted in the future.

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

There remains significant tariff uncertainty, including related to existing tariffs associated with U.S.-China trade, which we expect will continue to have incremental costs to the company. We continue to work to implement mitigations to the tariff policy impacts, however, we cannot predict the full impact or timing of such efforts and expect that sales to China will be adversely impacted, and our financial results are expected to be adversely impacted through fiscal year 2026.

Restructuring

In fiscal year 2026, the Company implemented a comprehensive strategic, operational, and organizational, transformation plan (“FY26 Restructuring Plan”). The FY26 Restructuring Plan includes the elimination of approximately 3% of the global workforce during the three months ended September 30, 2025, and the elimination of approximately 15% of the global workforce during three months ended December 31, 2025. Certain employees notified during the three months ended December 31, 2025, have various termination dates during the quarterly periods ended March 31, 2026, and June 30, 2026. Restructuring charges also include implementation and other costs that were directly tied to the execution of the FY26 Restructuring Plan, as well as asset impairments for certain capitalized assets as a result of the FY26 Restructuring Plan. Total restructuring charges during the three and six months ended December 31, 2025, were $6.1 million and $8.9 million respectively. Restructuring charges for the FY26 Restructuring Plan are expected to be approximately $13 million in fiscal year 2026. The FY26 Restructuring Plan is expected to be substantially completed by June 30, 2026.

Backlog

In order for the product portion of a system sales agreement to be included in backlog, it must meet the following criteria:

●

The contract is properly executed by both the customer and us. A customer purchase order that incorporates the terms of our contract quote will be considered equivalent to a signed and executed contract. The contract has either cleared all its contingencies or contained no contingencies when signed;

●

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

●	The specific end-customer site has been identified by the customer in the written contract or written amendment; and

●	Less than 30 months have passed since the contract met all the criteria above.

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

●

Orders could be cancelled for reasons such as, changes in customers’ priorities or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business;

●

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

●

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Gross orders	$66,064	$76,762	$105,634	$132,127
Age-ins	-	11,840	—	15,842
Age-outs	(34,412)	(27,023)	(64,459)	(53,368)
Cancellations	-	(2,010)	(2,480)	(5,142)
Currency impacts and other	959	(3,930)	(169)	(4,164)
Net orders	$32,611	$55,639	$38,526	$85,295
Order backlog at the end of the period	$383,332	$463,056	$383,332	$463,056

Gross Orders and Book to Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period, adjusted for any revisions to existing orders during the period.

Gross orders decreased by $10.7 million and $26.5 million during the three and six months ended December 31, 2025, respectively, as compared to the same periods in the prior fiscal year, primarily due to the timing of system gross orders from the EIMEA and China regions.

Our book-to-bill ratio is defined as gross orders for the period divided by product revenue for the period. Our book-to-bill ratio was 1.5 and 1.3 for the three and six months ended December 31, 2025, respectively, as compared to 1.3 and 1.2 for the three and six months ended December 31, 2024, respectively. A book-to-bill ratio greater than 1.2 generally indicates strong demand for our products. This metric allows management to monitor our business development efforts to ensure we grow our backlog and our business over time. Given that book-to-bill ratio is an operational measure and that our methodology for calculating book-to-bill ratio does not meet the definition of a non-GAAP measure, as that term is defined by the Securities and Exchange Commission, a quantitative reconciliation for book-to-bill ratio is not required nor provided.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs net of age-ins, foreign currency impacts and other adjustments during the period. Net orders decreased by $23.0 million and $46.8 million during the three and six months ended December 31, 2025, respectively, as compared to the same periods in the prior fiscal year, primarily due to a decrease in gross orders, an increase in age-outs and no age-ins in fiscal year 2026.

Results of Operations — Three and Six Months Ended December 31, 2025 and 2024

Net revenue

Net revenue by sales classification is as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2025	2024	Percent Change	2025	2024	Percent Change
Products (a)	$45,005	$61,189	(26)%	$82,166	$109,558	(25)%
Services (b)	57,236	54,985	4%	114,017	108,161	5%
Net revenue	$102,241	$116,174	(12)%	$196,183	$217,719	(10)%
Products revenue as a percentage of net revenue	44%	53%		42%	50%
Service revenue as a percentage of net revenue	56%	47%		58%	50%

(a)

Includes sales of products to the joint venture, an equity method investment, of $12,786 and $21,633 during the three and six months ended December 31, 2025, and $29,722 and $58,366 during the three and six months ended December 31, 2024, respectively. See Note 12.

(b)

Includes sales of services to the joint venture, an equity method investment, of $4,922 and $10,437 during the three and six months ended December 31, 2025, and $5,179 and $9,237 during the three and six months ended December 31, 2024, respectively. See Note 12.

Products net revenue decreased by $16.2 million and $27.4 million during the three and six months ended December 31, 2025, respectively, as compared to the same periods in the prior fiscal year, was primarily due to a lower volume of shipments to China, partially offset by a higher volume of shipments to the EIMEA region and Asia Pacific regions.

Services net revenue increased by $2.2 million and $5.8 million during the three and six months ended December 31, 2025, respectively, as compared to the same periods in the prior fiscal year, primarily due to higher contract revenues as a result of an increase in our installed base and revenues from training and installations.

Net revenue by geographic region, based on the shipping location of our customers, is as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2025	2024	Percent Change	2025	2024	Percent Change
Americas	$16,786	$17,135	(2)%	$41,712	$38,005	10%
EIMEA	43,346	38,924	11%	77,618	64,818	20%
China	17,669	35,974	(51)%	32,898	69,950	(53)%
Japan	11,437	14,983	(24)%	20,745	24,848	(17)%
Asia Pacific	13,003	9,158	42%	23,210	20,098	15%
Net revenue	$102,241	$116,174	(12)%	$196,183	$217,719	(10)%

Net revenue decreased $14.0 million and $21.5 million during the three and six months ended December 31, 2025, as compared to the same periods in the prior fiscal year, primarily due to a lower volume of shipments to China, partially offset by a higher volume of shipments to the EIMEA and Asia Pacific regions.

Gross Profit

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2025	2024	Percent Change	2025	2024	Percent Change
Gross profit	$24,072	$41,892	(43)%	$51,083	$76,361	(33)%
Total gross profit as a percentage of net revenue	23.5%	36.1%		26.0%	35.1%

Gross profit decreased by $17.8 million and $25.3 million during the three and six months ended December 31, 2025, respectively, as compared to the same periods in the prior fiscal year, primarily due to a decrease in product unit sales and product mix. The decrease in gross profit as a percentage of revenue during the three and six months ended December 31, 2025, as compared to the same periods in the prior fiscal year, was due to both geographic and product sales mix, and less shipments from our JV to its end customers.

Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2025	2024	Percent Change	2025	2024	Percent Change
Research and development	$10,650	$13,644	(22)%	$21,868	$25,760	(15)%
Selling and marketing	8,848	11,114	(20)%	20,547	22,796	(10)%
General and administrative	10,065	12,427	(19)%	22,661	25,247	(10)%
Restructuring	6,075	—	—%	8,886	—	—%
Total operating expenses	$35,638	$37,185	(4)%	$73,962	$73,803	0%
Research and development as a percentage of net revenue	10%	12%		11%	12%
Selling and marketing as a percentage of net revenue	9%	10%		10%	10%
General and administrative as a percentage of net revenue	10%	11%		12%	12%
Restructuring as percentage of net revenue	6%	0%		5%	0%
Total operating expenses as a percentage of net revenue	35%	32%		38%	34%

Research and development expenses decreased by $2.9 million and $3.9 million during the three and six months ended December 31, 2025, respectively, as compared to the same periods in the prior fiscal year, primarily due to $1.5 million and $3.1 million in capitalized labor costs for software development projects during the three and six months ended December 31, 2025, respectively, and lower spending for research and development projects in fiscal year 2026.

Selling and marketing expenses decreased by $2.3 million during both the three and six months ended December 31, 2025, respectively, as compared to the same periods in the prior fiscal year, primarily due to lower compensation and benefit costs as part of the FY26 Restructuring Plan, and reduced travel and trade show spending related to cost-saving initiatives.

General and administrative expenses decreased by $2.3 million and $2.5 million during the three and six months ended December 31, 2025, respectively, as compared to the same periods in the prior fiscal year primarily due to $3.0 million and $3.1 million in respective lower compensation and benefits costs as part of the FY26 Restructuring Plan, partially offset by higher consulting and legal costs for the debt refinancing.

Restructuring charges

The following table summarizes the restructuring charges (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Severance and employee related costs	$4,073	$—	$5,584	$—
Implementation and other costs	790	—	2,090	—
Asset impairment	1,212	—	1,212	—
Total restructuring charges	$6,075	$—	$8,886	$—

Income from equity method investment, net

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2025	2024	Percent Change	2025	2024	Percent Change
Income from equity method investment, net	$471	$1,604	(71)%	$910	$1,532	(41)%

Income from equity method investment, which relates to our JV, decreased by $1.1 million and $0.6 million during the three and six months ended December 31, 2025, respectively, as compared to the same periods in the prior fiscal year, primarily due to decrease in revenue due to less shipments from our JV to its end customers.

Interest expense

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2025	2024	Percent Change	2025	2024	Percent Change
Contractual interest coupon payments	$3,590	$2,495	44%	$7,145	$5,120	40%
Interest paid-in-kind	2,383	-	-	4,691	-	-
Amortization of debt financing costs and discount for warrants issued to lenders	1,619	275	489%	3,524	529	566%
Other	117	113	4%	401	189	112%
Total interest expense	$7,709	$2,883	167%	$15,761	$5,838	170%

Interest expense increased $4.8 million and $10.0 million during the three and six months ended December 31, 2025, respectively, as compared to the same periods in the prior fiscal year, primarily due to our electing of non-cash interest-paid-in-kind during the current fiscal year and higher debt issuance costs as a result of debt financing costs and additional amortization costs related to issuance of warrants.

Gain from change in fair value of warrant liability

Our Penny Warrants are accounted for as a liability with the changes in the fair value of the warrants recognized in the statement of operations and comprehensive loss. During the three and six months ended December 31, 2025, we recorded a gain of $5.7 million and $3.8 million, respectively, due to a decrease in the share price of our common stock during the periods.

Other (expense), income net

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2025	2024	Percent Change	2025	2024	Percent Change
Interest income	$246	$278	(12)%	$518	$581	(11)%
Foreign currency exchange gain	403	177	128%	208	2,351	(91)%
Costs for hedging activities	(397)	(626)	(37)%	(733)	(1,196)	(39)%
Other, net	(358)	(25)	1,332%	(506)	(85)	495%
Total other (expense) income, net	$(106)	$(196)	(46)%	$(513)	$1,651	(131)%

Other (expense) income decreased during the three and six months ended December 31, 2025, as compared to the same periods in the prior fiscal year. The $2.1 million decrease during the six months ended December 31, 2025, as compared to the prior year was primarily due to a decrease in gains from foreign currency transactions and $0.4 million in asset write-offs, partially offset by a decrease in costs for hedging activities.

Provision for income taxes

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollars in thousands)	2025	2024	Percent Change	2025	2024	Percent Change
Provision for income taxes	$573	$695	(18)%	$1,044	$1,320	(21)%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. The provision for income taxes is primarily related to foreign income taxes.

Liquidity and Capital Resources

At December 31, 2025, we had $41.3 million in cash and cash equivalents, excluding restricted cash. Cash from operations could be affected by various risks and uncertainties, including declines in our revenue, particularly without a corresponding decrease in our expenses, the timing of payments from our customers and our expenditures, as well as but not limited to, macroeconomic conditions, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations, and the risks included in Part I, Item 1A titled “Risk Factors.” In particular, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2026. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by macroeconomic conditions.

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

On June 6, 2025, we entered into a senior secured credit agreement (the “Financing Agreement”) by and among the Company, as borrower (the “Borrower”), TCW Asset Management Company LLC, a leading global asset manager (“TCW”), as collateral agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Collateral Agent”) and as administrative agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent”, and together with the Collateral Agent, each an “Agent” and collectively, the “Agents”), and certain other parties signatory thereto. The Financing Agreement provides for (a) $150 million of new five-year term loan facility (the “Term Loan Facility”), (b) a new $20 million delayed draw term loan facility (the “Delayed Draw Facility”) and (c) a new $20 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility and Delayed Draw Facility, the “Facilities”). The proceeds of the Delayed Draw Facility may be used to fund any future repurchases of outstanding 3.75% Convertible Senior Notes due 2026 (“2026 Notes”). In December 2025, we entered into amendments to the Financing Agreement. The first amendment to the Financing Agreement (the "First Amendment") provided for the inclusion of certain restricted cash balances in the liquidity covenant in the Financing Agreement. The second amendment to the Financing Agreement (the "Second Amendment") provided for (i) the removal of the leverage condition we must meet to draw down on the Delayed Draw Facility; (ii) the reduction of the capacity of the Delayed Draw Facility to $18.25 million; and (iii) the delay of the commencement of the requirement for us to meet the fixed charge coverage ratio and leverage ratio to December 31, 2026. In addition, we agreed to pay an additional $1.9 million in fees and amounts available to be drawn under the revolving credit facility were reduced to $15.0 million through December 31, 2026.

On June 6, 2025, concurrently with our entry into the Financing Agreement, we issued detachable warrants to purchase our common stock to certain of our lenders (the “Warrant Holders”) under the Financing Agreement. The Warrant Holders were issued warrants to purchase (i) 17,180,710 shares of common stock with an exercise price of $1.68 per share, exercisable on and after December 7, 2025 and expiring on June 6, 2032 (the “June 2025 Premium Warrants”) and (ii) 6,247,531 shares of common stock with an exercise price of $0.01 per share, which are exercisable immediately and expire June 6, 2032 (the “June 2025 Penny Warrants” and together with the June 2025 Premium Warrants, the “ June 2025 Warrants”). On December 15, 2025, concurrently with our entry into the Second Amendment, we issued detachable warrants to purchase our common stock to the Warrant Holders under the Amended Financing Agreement. The Warrant Holders were issued warrants to purchase (i) 3,062,726 shares of common stock with an exercise price of $1.50 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Super Premium Warrants”), (ii) 2,187,661 shares of common stock with an exercise price of $1.25 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Premium Warrants”), and (iii) 1,750,129 shares of common stock with an exercise price of $0.01 per share, which are exercisable immediately and expire on December 15, 2032 ( the "December 2025 Penny Warrants" and together with the December 2025 Premium Warrants and December 2025 Super Premium Warrants, the "December 2025 Warrants"). Pursuant to the terms of the Amended Financing Agreement if the Company uses the Delayed Draw Facility, the Company will be obligated to issue additional detachable warrants on terms substantially similar to the December 2025 Warrants to certain of its lenders under the Amended Financing Agreement. As of December 31, 2025, no warrants have been exercised.

Interest on the borrowings under the Facilities is payable in arrears on the applicable interest payment date at an interest rate equal to, at the Company’s option, either: (i) a term SOFR-based rate (subject to a 2.00% per annum floor), plus an applicable margin of 8.50%, per annum or (ii) a base rate (subject to a 3.00% per annum floor), plus an applicable margin of 7.50% per annum. The agreement provides the option for payment-in-kind (“PIK”) interest up to 6.00% per annum (subject to an increase in applicable margin of 1/3 of 1.00% per annum for each 1.00% per annum of interest elected to be paid in kind), which PIK interest will be capitalized on the applicable interest payment date and will be added to the then-outstanding principal amount of the term loan. In June 2025, we accrued $0.6 million in PIK interest and we elected the maximum PIK option for the first interest payment date of fiscal year 2026. The Financing Agreement requires the Borrower to pay the lenders with commitments under the Revolving Credit Facility an unused commitment fee equal to 0.50% per annum of the average unused portion of the Revolving Credit Facility. See Note 7. Commitments and Contingencies of our Annual Report on Form 10-K filed with the SEC on August 28, 2025 for future cash payments related to the Term Loan Facility.

As of December 31, 2025, $18.0 million aggregate principal amount of the 2026 Notes remain outstanding and will be due on June 1, 2026. We intend to use operating cash and proceeds from the Delayed Draw Facility to pay the remaining balance of the 2026 Notes. The 2026 Notes are classified as short-term debt on the consolidated balance sheets.

Additionally, the undistributed earnings of our foreign subsidiaries as of December 31, 2025, for all countries except Japan, France, Switzerland, Germany and the United Kingdom are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of our foreign earnings could be subject to income taxes. As of December 31, 2025, we had $13.5 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there will be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated.

Our cash flows for the six months ended December 31, 2025 and 2024 are summarized as follows (in thousands):

	Six Months Ended
	December 31,
	2025	2024
Net cash used in operating activities	$(3,806)	$(5,493)
Net cash used in investing activities	(9,420)	(2,690)
Net cash (used in) provided by financing activities	(757)	3,593
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(282)	(414)
Net decrease in cash, cash equivalents and restricted cash	$(14,265)	$(5,004)

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended December 31, 2025, was due to a net loss of $35.4 million, offset by $17.3 million from the net changes of assets and liabilities and $14.4 million from non-cash items.

●

Non-cash items primarily consisted of $4.7 million for non-cash paid-in-kind interest expense, $3.8 million of depreciation and amortization expense, $3.5 million for the amortization of debt financing costs and the discount for warrants, and $3.4 million of share-based compensation expense, partially offset by a $3.8 million unrealized gain on the fair value of warrants.

●

The major contributors to the increase from the net changes of assets and liabilities during the six months ended December 31, 2025 were as follows: a decrease of $19.4 million in accounts receivable due to increased collections from China and a $10.6 million increase in accounts payable that was primarily due to the timing of payments, partially offset by a $11.6 million increase in inventories that was primarily due to increased purchases of materials to meet expected demand.

Cash Flows from Investing Activities

Net cash used in investing activities was $9.4 million during the six months ended December 31, 2025, due to spending $4.9 million for the purchase of property and equipment and $4.5 million for capitalized investments for software to be sold.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.8 million during the six months ended December 31, 2025, was due to $0.8 million in payments on the outstanding principal of our Term Loan Facility and $0.4 million in debt financing costs paid for the amendments to the Financing Agreement in December 2025.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

●	Revenue generated by sales of our products and service plans;

●	Our ability to generate cash flows from operations;

●	Costs associated with our sales and marketing initiatives and manufacturing activities;

●	Facilities, equipment and IT systems required to support current and future operations;

●	Rate of progress and cost of our research and development activities;

●	Costs of obtaining and maintaining FDA and other regulatory clearances of our products;

●	Effects of competing technological and market developments;

●	Number and timing of acquisitions and other strategic transactions;

●	Our ability to refinance our current indebtedness in a timely manner, and servicing and maturity of our current and future indebtedness, including interest rates;

●	The implementation of our cost savings initiatives, including the reduction of our workforce;

●	The impact of inflation on our expenses; and

●	The impact of the macroeconomic environment, including on collections, supply chain, and logistics.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the six months ended December 31, 2025 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2025.

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

During the six months ended December 31, 2025, there were no material changes to the critical accounting policies and estimates, previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K filed with the SEC on August 28, 2025.

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

The JV represented approximately 17% and 30% of our total net revenue during the three months ended December 31, 2025 and 2024 respectively, and represented approximately 16% and 31% of our total net revenue during the six months ended December 31, 2025 and 2024 respectively. As of December 31, 2025, and June 30, 2025, the JV represented approximately 11% and 33%, respectively, of our total accounts receivable balance. We had no other customers who represented more than 10% of our total net revenues and total accounts receivable, as of such dates.

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

We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. We have developed a foreign exchange risk management policy to mitigate foreign currency exchange rate fluctuation risk and as of December 31, 2025, we have entered into foreign currency forward contracts to purchase or sell foreign currencies. Changes in fair value of the foreign currency forward contracts are reported in earnings as part of other income (expense), net. We have not entered into any other types of derivative financial instruments for trading or speculative purposes. (See Note 5. Derivative Financial Instruments to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our foreign currency forward contracts).

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Financing Agreement and our 2026 Notes. The interest rates on the 2026 Notes are fixed and the interest rate on the Term Loan Facility is tied to a variable rate. Our Financing Agreement includes borrowings under the Term Loan Facility of $150.0 million. The interest on the borrowings under the Financing Agreement is payable at the Company’s option, either: (i) a term SOFR-based rate (subject to a 2.00% per annum floor), plus an applicable margin of 8.50%, per annum or (ii) a base rate (subject to a 3.00% per annum floor), plus an applicable margin of 7.50% per annum. If the amount outstanding under the Financing Agreement remained at this level for the next 12 months and interest rates increased or decreased by a 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.8 million. See Note 8. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligation.

Equity Price Risk

As of December 31, 2025, we have $18.0 million aggregate principal amount of 2026 Notes. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 170.5611 shares of common stock per $1,000 principal amount of the 2026 Notes, which is equivalent to a conversion price of approximately $5.86 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.86 upon conversion of the 2026 Notes. For every $1 that the share price of our common stock exceeds $5.86, we expect to issue an additional $3.1 million in cash or shares of our common stock, or a combination thereof, if all of the 2026 Notes, are converted. In connection with the Financing Agreement and the Second Amendment, we issued detachable warrants to purchase our common stock to lenders under the Financing Agreement. Any warrant exercise could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. See Note 8. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our warrants.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2025.

 As disclosed in Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2025 issued on February 17, 2026, as of December 31, 2025, two material weaknesses were identified related to the review of the footnote schedules supporting financial statement disclosures and inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under GAAP principally resulting from incorrect assessment during the initial adoption of ASC 606, Revenue from Contracts with Customers.

Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, and has concluded that, other than the material weaknesses and remediation activities as described above under “Remediation Measures” there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●

We have identified material weaknesses in our system of internal controls as of June 30, 2025, September 30, 2025, and December 31, 2025, and are in the process of remediation. If we fail to remediate such material weaknesses or otherwise fail to achieve and maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted.

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

●

If we cannot continue to satisfy the Nasdaq Global Select Market continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

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

As of December 31, 2025, we had an accumulated deficit of $554.7 million. We have incurred net losses, and expect to incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

As of December 31, 2025, we had outstanding borrowings of $154.5 million, which includes $5.3 million in accumulated paid-in-kind interest, under our five-year term loan (the “Term Loan Facility”) with additional borrowings available of $15 million under our revolving credit facility (the “Revolving Credit Facility”) and $18.25 million under our delayed draw term loan (the “Delayed Draw Facility” and together with the Term Loan Facility and Revolving Credit Facility, the “Credit Facilities”), each of which will mature on June 6, 2030, and $18.0 million in principal amount outstanding of our 3.75% Convertible Senior 2026 Notes due June 1, 2026 (the “2026 Notes”). Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

In June 2025, in connection with our entry into the credit agreement governing the Credit Facilities (the “Financing Agreement”), we issued to our lenders (i) an aggregate of 17,180,710 shares of our common stock issuable upon exercise of outstanding warrants (the “June 2025 Premium Warrants”), which are exercisable starting on December 7, 2025 and until June 6, 2032 and have an exercise price of $1.68 per share, and (ii) an aggregate of 6,247,531 shares of our common stock issuable upon exercise of warrants (the “June 2025 Penny Warrants”), which are exercisable until June 6, 2032 and have an exercise price of $0.01 per share. In December 2025, in connection with our entry into an amendment to the Financing Agreement, we also issued, (i) 3,062,726 shares of common stock issuable upon exercise of outstanding warrants, with an exercise price of $1.50 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Super Premium Warrants”), (ii) 2,187,661 shares of common stock issuable upon exercise of warrants, with an exercise price of $1.25 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Premium Warrants” and, together with the June 2025 Premium Warrants, the “Premium Warrants”) , and (iii) 1,750,129 shares of common stock issuable upon exercise of outstanding warrants, with an exercise price of $0.01 per share, which are exercisable immediately and expire on December 15, 2032 (the “December 2025 Penny Warrants” and together with the June 2025 Penny Warrants, the “Penny Warrants” and together with the Premium Warrants and December 2025 Super Premium Warrants, the “Warrants”). If we access the Delayed Draw Facility, we will issue up to 7.0 million in additional warrants to the same warrant holders.

The Amended Financing Agreement also includes certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell our assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case, subject to certain exceptions. In addition, such agreements require us to meet certain financial covenants, including a fixed charge coverage ratio, total leverage ratio and liquidity level, as defined in the Amended Financing Agreement. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because substantially all of our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by our lenders. From time to time, we have not been in compliance with certain similar covenants or other terms governing the prior credit facilities and we have been required to obtain waivers or amendments to the previous credit agreement from our lenders in order to maintain compliance. There can, however, be no certainty that any such waiver or amendment will be available to us in the future, which may lead to a default under the terms of the Amended Financing Agreement governing the Credit Facilities, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or relevant amendments as required and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be available to us on favorable terms or at all. Failure to obtain replacement financing could result in certain of our long-term indebtedness being reclassified current, which could in turn impact our ability to continue as a going concern. Additionally, a default on indebtedness would likely result in a default under the terms of the indenture governing the 2026 Notes. We may not be able to satisfy our obligations if any of our indebtedness is accelerated.

In addition, the Credit Facilities expose us to interest rate risk. If the amount outstanding under the Credit Facilities remained at the level outstanding as of December 31, 2025 for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.8 million.

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

In addition, we depend on one of our customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from our major customer could have a material adverse effect on our revenue and operating results. The JV represented approximately 17% and 30% of our total net revenue during the three months ended December 31, 2025 and 2024, respectively, and represented approximately 16% and 31% of our total net revenue during the six months ended December 31, 2025 and 2024, respectively. In the future, our major customer may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of December 31, 2025, customer contracts with extended payment terms of more than one year amounted to approximately 5% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal, or unauthorized transactions. If we cannot maintain effective controls and provide timely and reliable financial reports, our business and operating results could be harmed. As more fully disclosed in Part I, Item 4 “Controls and Procedures,” the Company concluded that as of June 30, 2025, September 30, 2025, and December 31, 2025, its internal control over financial reporting was not effective as a result of two material weaknesses. The material weaknesses related to the review of the footnote schedules supporting financial statement disclosures and inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under GAAP principally resulting from incorrect assessment during the initial adoption of ASC 606. The material weaknesses resulted in misstatements related to the disclosure of remaining performance obligations included in Note 2, Revenue of the Company’s financial statements, which resulted in the restatement of our financial statements for the year ended June 30, 2025 and the three-months ended September 30, 2024, December 31, 2024, March 31, 2025, and September 30, 2025. In addition, based on these material weaknesses, management re-evaluated the effectiveness of internal control over financial reporting and concluded that as of June 30, 2025, September 30, 2025, and December 31, 2025, the Company had not maintained effective internal control over financial reporting.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, which could be difficult or impossible depending on the state of economic and capital markets environments at the time, as well as the state of our business, operating results and financial condition. For example, any sustained disruption in the capital markets from the global economic environment could negatively impact our ability to raise capital. Our ability to raise additional capital or access capital can be affected by macroeconomic events which affect the economy and the financial and banking sectors in particular. Failures at banks and other financial institutions, or issues in the broader U.S. financial system, including uncertainty related to the debt ceiling, increased interest rates, and lack of availability of credit, which may have an impact on the broader capital markets and, in turn, our ability to access those markets. In addition, the tightening of the credit markets and lending standards could it make more difficult to raise capital through either debt or equity offerings on commercially reasonable terms or at all. Also, our debt levels may impair our ability to obtain additional financing in the future. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. In particular, the Warrants that we issued to the lenders in connection with the Credit Facilities contain anti-dilution provisions, among other things, including price protection anti-dilution protection in the event that the Company sells stock at a price below $1.00 per share in the case of the Penny Warrants, $1.25 per share in the case of the June 2025 Premium Warrants, $0.93 per share in case of the December 2025 Premium Warrants and $1.12 per share in case of the Super Premium Warrants. We cannot assure that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

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

Federal net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account). It is uncertain if and to what extent various states will conform to these limitations. In addition, utilization of our net operating loss and credit carryforwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code (“IRC”) and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the IRC. In addition, the use of our net operating losses and other tax attributes may be subject to other limitations under applicable law. Additionally, one of the provisions under the Tax Cuts and Jobs Act that became effective in tax years beginning after December 31, 2021 required the capitalization and amortization of domestic and foreign research and experimental expenditures. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, which makes a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development expenditures and permitting such deductions on a current basis. The adoption of the OBBB Act did not have a material impact on our financial statements due to our current losses and full valuation allowance recorded against our U.S. deferred tax asset.

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

If we cannot continue to satisfy the Nasdaq Global Select Market continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Our common stock is listed on The Nasdaq Global Select Market ("Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that the closing bid price of our common stock be at least $1.00 per share. On February 2, 2026, we received a letter from Nasdaq indicating that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we are provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to the deadline. If we do not achieve compliance with the Minimum Bid Requirement within 180 calendar days, we may be eligible for an additional 180 calendar days to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Requirement, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period.

If we fail to regain compliance with the Minimum Bid Requirement, or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our shares of common stock. There can be no assurance that we will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements. If our common stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, reduced liquidity and marketability of our common stock, and reduced ability to access capital on favorable terms or at all, any of which could materially adversely affect our stockholders and cause the price of our common stock to further decline.

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

The exercise of outstanding warrants to acquire our common stock will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. As of December 31, 2025, there are (i) 17,180,710 shares of our common stock issuable upon exercise of the June 2025 Premium Warrants, (ii) 6,247,531 shares of our common stock issuable upon exercise of the June 2025 Penny Warrants, (iii) 3,062,726 shares of common stock issuable upon exercise of the December 2025 Super Premium Warrants, (iv) 2,187,661 shares of common stock issuable upon exercise of the December 2025 Premium Warrants, and (v) 1,750,129 shares of common stock issuable upon exercise of December 2025 Penny Warrants. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares. In addition, the perceived risk of dilution as a result of the number of outstanding Warrants may cause our stockholders to be more inclined to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our common stock price could encourage investors to engage in short sales of our common stock, which could further contribute to price declines in our common stock. The fact that our warrant holders can sell substantial amounts of our common stock in the public market could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

In addition, the Warrants have certain anti-dilution protection provisions, including price protection anti-dilution protection in the event that the Company sells stock at a price below $1.00 per share in the case of the Penny Warrants, $1.25 per share in the case of the June 2025 Premium Warrants, $0.93 per share in the case of the December 2025 Premium Warrants, and $1.12 per share in the case of the December 2025 Super Premium Warrants. Depending on the nature and price of any equity issuances by us, the number of shares of common stock issuable upon the exercise of such Warrants could be increased and that would likely make an equity financing more difficult.

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

At December 31, 2025, we had $41.3 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the second quarter of year fiscal 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.1	Form of Super Premium Warrants					X

4.2	Form of Premium Warrants					X

4.3	Form of Penny Warrants					X

10.1§	Accuray Incorporated 2026 Equity Incentive Plan and forms of award agreements thereunder	8-K	001-33301	10.1	11/19/2025

10.2	Consulting Agreement by and between Dedication Capital, LLC and Accuray Incorporated, dated as of October 18, 2025	8-K	001-33301	10.1	10/20/2025

10.3§	Employment Agreement by and between Stephen La Neve and Accuray Incorporated, dated as of October 20, 2025	8-K	001-33301	10.2	10/20/2025

10.4§	Separation Agreement and General Release by and between Suzanne Winter and Accuray Incorporated, dated as of October 18, 2025	8-K	001-33301	10.3	10/20/2025

10.5§	Consulting Agreement by and between Suzanne Winter and Accuray Incorporated, dated as of October 20, 2025	8-K	001-33301	10.4	10/20/2025

10.6	Amendment No. 1 to Financing Agreement dated as of December 12, 2025 by and among Accuray Incorporated, the Guarantors party thereto, the Consenting Lenders party thereto and TCW Asset Management Company LLC, as administrative agent and collateral agent.					X

10.7	Amendment No. 2 to Financing Agreement dated as of December 15, 2025 by and among Accuray Incorporated, the Guarantors party thereto, the Consenting Lenders party thereto, TCW Asset Management Company LLC, as administrative agent and collateral agent and Wingspire Capital LLC, as servicing agent.					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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