Form 10-Q
period 2026-03-31
ACCURAY INC
filed 2026-05-06
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, there were 118,963,696 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

Item 1. Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	March 31, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$38,067	$57,416
Restricted cash	467	574
Accounts receivable, net of allowance for credit losses of $916 and $369 as of March 31, 2026, and June 30, 2025, respectively (a)	64,573	83,192
Inventories, net	156,626	141,020
Prepaid expenses and other current assets (b)	33,463	33,501
Deferred cost of revenue	20	1,762
Total current assets	293,216	317,465
Noncurrent assets:
Property and equipment, net	29,002	28,658
Investment in joint venture	6,321	4,612
Operating lease right-of-use assets, net	28,898	33,115
Goodwill	57,882	57,802
Restricted cash	5,909	4,144
Other assets	26,374	24,443
Total assets	$447,602	$470,239
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,805	$34,033
Accrued compensation	16,972	14,573
Operating lease liabilities, current	8,228	7,375
Other accrued liabilities	26,370	29,361
Customer advances	11,365	12,197
Deferred revenue	78,944	82,306
Short-term debt, net	11,160	12,734
Total current liabilities	205,844	192,579
Noncurrent liabilities:
Operating lease liabilities	28,989	32,482
Long-term other liabilities	6,925	5,160
Warrant liability	3,119	8,497
Deferred revenue	26,998	26,566
Long-term debt, net	134,020	123,786
Total liabilities	405,895	389,070
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of March 31, 2026, and June 30, 2025, respectively; issued and outstanding: 118,926,732 and 112,643,852 shares as of March 31, 2026, and June 30, 2025, respectively	119	113
Additional paid-in-capital	610,784	602,165
Accumulated other comprehensive loss	(2,671)	(1,837)
Accumulated deficit	(566,525)	(519,272)
Total stockholders' equity	41,707	81,169
Total liabilities and stockholders' equity	$447,602	$470,239

(a)	Includes accounts receivable from the joint venture, an equity method investment, of $9,102 and $28,452 as of March 31, 2026, and June 30, 2025, respectively. See Note 12.
(b)	Includes other receivables from the joint venture, an equity method investment, of $299 and $377 as of March 31, 2026, and June 30, 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net revenue:
Products (a)	$49,714	$57,320	$131,880	$166,878
Services (b)	55,131	55,923	169,148	164,084
Total net revenue	104,845	113,243	301,028	330,962
Cost of revenue:
Cost of products	38,829	44,301	104,402	111,315
Cost of services	40,722	37,315	120,249	111,659
Total cost of revenue (c)	79,551	81,616	224,651	222,974
Gross profit	25,294	31,627	76,377	107,988
Operating expenses:
Research and development (d)	8,178	10,712	30,046	36,472
Selling and marketing	8,439	9,110	28,986	31,906
General and administrative	11,225	10,758	33,886	36,005
Restructuring	6,539	—	15,425	—
Total operating expenses	34,381	30,580	108,343	104,383
Income (loss) from operations	(9,087)	1,047	(31,966)	3,605
Income from equity method investment, net	408	2,297	1,318	3,829
Interest expense	(8,446)	(2,890)	(24,207)	(8,728)
Gain from change in fair value of warrant liability	3,359	—	7,198	—
Other income (expense), net	2,429	(1,294)	1,916	357
Loss before provision for income taxes	(11,337)	(840)	(45,741)	(937)
Provision for income taxes	468	457	1,512	1,777
Net loss	$(11,805)	$(1,297)	$(47,253)	$(2,714)
Net loss per share - basic and diluted	$(0.09)	$(0.01)	$(0.39)	$(0.03)
Weighted average common shares used in computing net loss per share:
Basic and diluted	124,304	102,825	121,396	101,462
Other comprehensive loss:
Net loss	$(11,805)	$(1,297)	$(47,253)	$(2,714)
Unrealized gain from cash flow hedges, net of reclassifications	316	—	1,552	—
Foreign currency translation adjustment	(1,599)	244	(2,386)	(935)
Comprehensive loss	$(13,088)	$(1,053)	$(48,087)	$(3,649)

(a)

Includes sales of products to the joint venture of $11,083 and $32,716 during the three and nine months ended March 31, 2026, and $17,967 and $76,333 during the three and nine months ended March 31, 2025, respectively. See Note 12.

(b)

Includes sales of services to the joint venture of $6,358 and $16,795 during the three and nine months ended March 31, 2026, and $5,351 and $14,588 during the three and nine months ended March 31, 2025, respectively. See Note 12.

(c)

Includes cost of revenue from sales to the joint venture of $10,315 and $29,895 during the three and nine months ended March 31, 2026, and $17,411 and $53,303 during the three and nine months ended March 31, 2025, respectively. See Note 12.

(d)

Includes charge backs to the joint venture related to research and development of $299 and $1,025 during the three and nine months ended March 31, 2026, and $373 and $1,105 during the three and nine months ended March 31, 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2025	112,644	$113	$602,165	$(1,837)	$(519,272)	$81,169
Issuance of common stock to employees	637	—	—	—	—	—
Share-based compensation	—	—	2,515	—	—	2,515
Net loss	—	—	—	—	(21,678)	(21,678)
Unrealized loss from cash flow hedges	—	—	—	(108)	—	(108)
Cumulative translation adjustment	—	—	—	(31)	—	(31)
Balance at September 30, 2025	113,281	113	604,680	(1,976)	(540,950)	61,867
Issuance of common stock to employees	5,550	6	244	—	—	250
Tax withholding upon vesting of restricted stock units	(45)	—	(48)	—	—	(48)
Share-based compensation	—	—	882	—	—	882
Net loss	—	—	—	—	(13,770)	(13,770)
Fair value of warrants issued with debt	—	—	3,651	—	—	3,651
Unrealized gain from cash flow hedges	—	—	—	1,344	—	1,344
Cumulative translation adjustment	—	—	—	(756)	—	(756)
Balance at December 31, 2025	118,786	119	609,409	(1,388)	(554,720)	53,420
Issuance of common stock to employees	141	—	—	—	—	—
Tax withholding upon vesting of restricted stock units	—	—	(3)	—	—	(3)
Share-based compensation	—	—	1,378	—	—	1,378
Net loss	—	—	—	—	(11,805)	(11,805)
Unrealized gain from cash flow hedges	—	—	—	316	—	316
Cumulative translation adjustment	—	—	—	(1,599)	—	(1,599)
Balance at March 31, 2026	118,927	$119	$610,784	$(2,671)	$(566,525)	$41,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2024	100,195	$100	$566,887	$(4,222)	$(517,681)	$45,084
Issuance of common stock to employees	240	—	—	—	—	—
Share-based compensation	—	—	2,353	—	—	2,353
Net loss	—	—	—	—	(3,954)	(3,954)
Cumulative translation adjustment	—	—	—	1,740	—	1,740
Balance at September 30, 2024	100,435	100	569,240	(2,482)	(521,635)	45,223
Issuance of common stock to employees	2,419	3	853	—	—	856
Tax withholding upon vesting of restricted stock units	(45)	—	(90)	—	—	(90)
Share-based compensation	—	—	2,284	—	—	2,284
Net income	—	—	—		2,537	2,537
Cumulative translation adjustment	—	—	—	(2,919)	—	(2,919)
Balance at December 31, 2024	102,809	103	572,287	(5,401)	(519,098)	47,891
Issuance of common stock to employees	42	—	—	—	—	—
Share-based compensation	—	—	2,745	—	—	2,745
Net loss	—	—	—	—	(1,297)	(1,297)
Cumulative translation adjustment	—	—	—	244	—	244
Balance at March 31, 2025	102,851	$103	$575,032	$(5,157)	$(520,395)	$49,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(47,253)	$(2,714)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,917	4,552
Share-based compensation	4,775	7,382
Amortization of debt financing costs and discount for warrants issued to lenders	5,849	799
Non-cash interest paid-in-kind	7,076	—
Gain from change in fair value of warrant liability	(7,198)	—
Provision from credit losses	602	46
Provision for write-down of inventories	2,129	2,343
Asset impairments	2,375	—
Loss on disposal of property and equipment	394	—
Income from equity method investment	(1,318)	(3,829)
Net (recognized) deferred gross profit on sales to the JV	(44)	4,120
Provision for deferred income taxes, net	59	106
Changes in assets and liabilities:
Accounts receivable	13,999	14,743
Inventories	(20,612)	(14,607)
Prepaid expenses and other assets	(78)	(3,847)
Deferred cost of revenue	1,742	67
Accounts payable	20,218	(5,232)
Operating lease liabilities, net of operating lease right-of-use assets	778	491
Accrued compensation and accrued liabilities	1,695	(102)
Customer advances	(610)	(1,966)
Deferred revenues	97	10,216
Net cash (used in) provided by operating activities	(9,408)	12,568
Cash flows from investing activities
Purchases of property and equipment	(5,400)	(2,952)
Capitalized costs for software to be sold	(5,526)	(2,169)
Net cash used in investing activities	(10,926)	(5,121)
Cash flows from financing activities
Proceeds from the issuance of common stock to employees	516	856
Taxes paid related to net share settlement of equity awards	(51)	(90)
Debt financing costs paid	(887)	(173)
Paydown under Term Loan Facility	(1,225)	(6,000)
Borrowings under Revolving Credit Facilities	12,000	27,000
Repayments under Revolving Credit Facilities	(7,000)	(20,000)
Net cash provided by financing activities	3,353	1,593
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(710)	812
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,691)	9,852
Cash, cash equivalents and restricted cash at beginning of period	62,134	70,392
Cash, cash equivalents and restricted cash at end of period	$44,443	$80,244
Supplemental non-cash disclosure:
Unpaid purchase of property and equipment at end of period	$370	$360
Unpaid capitalized software costs to be sold at end of period	$121	$738
Fair value of warrants issued with debt	$5,471	$—
Transfers from inventory to property and equipment, net	$1,642	$2,533
Transfers (to) from inventory (from) to other assets	$(1,218)	$1,218
Transfer of lease liabilities to leasehold improvements	$—	$1,251
Transfer of other assets to property and equipment	$—	$242

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and nine months ended March 31, 2026, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2026, or for any other future interim period or fiscal year.

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

Reclassifications

 Certain amounts reported in prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on the Company's results of operations, financial position, or cash flows.

Risks and Uncertainties

The Company is subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including high interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; the recent escalation in conflict in Iran, the Middle East and Southwest Asia, including the impact on global supply chains and oil prices as well as other geopolitical concerns, such as the Russia-Ukraine conflict, and increasing tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; changes in government administration policy positions; imposition of tariffs on global imports and uncertainties regarding impact, retaliations and further escalation, including against other countries; and other factors that may emerge. The Company is also continuing to navigate supply chain and inflation challenges, both of which continue to be a significant headwind that affects the Company’s results of operations.

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

On February 2, 2026, the Company received a notice from the Nasdaq Listing Qualifications Department (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price for the last 30 consecutive business days, the Company was no longer in compliance with Nasdaq Listing Rules 5550(a)(2) (the “Bid Price Rule”) which requires listed securities to maintain a minimum bid price of $1 per share. The notification has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on Nasdaq under the symbol “ARAY” at this time. Nasdaq has provided the Company with a 180 calendar days compliance period (the “Compliance Period”), or until August 3, 2026, in which to regain compliance with the Bid Price Rule. In order to regain compliance with Nasdaq’s Bid Price Rule, shares of the Company’s common stock must maintain a closing bid price of at least $1.00 for a minimum of ten consecutive business days during the Compliance Period, unless the Nasdaq Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). The Company is currently evaluating options to regain compliance and intends to timely regain compliance with the Bid Price Rule. Although the Company will use all reasonable efforts to achieve compliance with Rule 5550(a)(2), there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule or will otherwise be in compliance with other Nasdaq continued listing requirements.

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

Failing to comply with the covenants to the Amended Financing Agreement could adversely affect the Company’s ability to finance its future operations or capital needs, withstand a future downturn in its business or the economy in general, engage in business activities, including future opportunities that may be in its interest, and plan for or react to market conditions or otherwise execute its business strategies. The Company’s ability to comply with the covenants and other terms governing the Financing Agreement will depend in part on its future operating performance. In addition, because substantially all of the Company’s assets are pledged as collateral under the Amended Financing Agreement, if the Company is not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by the Company’s lenders. Failure to satisfy the covenants and other terms governing the Amended Financing Agreement in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or additional amendments to the Amended Financing Agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendments and the debt under the Amended Financing Agreement, is accelerated, the Company would be required to obtain replacement financing. There can be no assurance that the Company would be able to obtain replacement financing on acceptable terms, or at all, on a timely basis. There can be no assurance that the Company would be able to satisfy its obligations if any of its indebtedness is extended. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the nine months ended March 31, 2026, compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on August 28, 2025, as amended by the Company’s Annual Report on Form 10-K/A filed with the SEC on February 17, 2026.

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

Changes in the contract assets and liabilities are as follows (dollars in thousands):

			Change
	March 31, 2026	June 30, 2025	$	%
Contract Assets:
Unbilled accounts receivable – current (1)	$15,050	$11,823	3,227	27%
Interest receivable – current (2)	163	284	(121)	(43%)
Long-term accounts receivable (3)	3,269	3,777	(508)	(13%)
Interest receivable – non-current (3)	131	172	(41)	(24%)
Contract Liabilities:
Customer advances	11,365	12,197	(832)	(7%)
Deferred revenue – current	78,944	82,306	(3,362)	(4%)
Deferred revenue – non-current	26,998	26,566	432	2%

(1)	Included in accounts receivable on the unaudited condensed consolidated balance sheets.
(2)	Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
(3)	Included in other assets on the unaudited condensed consolidated balance sheets.

During the nine months ended March 31, 2026, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. During the nine months ended March 31, 2026, contract liabilities changed due to changes in the timing of revenue recognition as a result of changes in shipping timing, modifications to the transaction price, reduced customer deposits for system sales, and for which the warranty was deferred.

During the three and nine months ended March 31, 2026, the Company recognized revenue of $11.0 million and $56.3 million respectively, which was included in the deferred revenue balances as of June 30, 2025. During the three and nine months ended March 31, 2025, the Company recognized revenue of $12.3 million and $56.4 million respectively, which was included in the deferred revenue balances as of June 30, 2024.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied. Service contracts that are considered cancellable are generally considered 30 to 60 day contracts and are not included in the remaining performance obligations below.

As of March 31, 2026, total remaining performance obligations amounted to $70.2 million. Of this total amount, $53.6 million is related to performance obligations for warranties, which is the estimated revenue expected to be recognized over the warranty period for systems that have been delivered (the time bands reflect management’s best estimate of the period when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's expected revenue recognition based on the remaining performance obligations for warranties as of March 31, 2026 (in thousands):

	Fiscal years of revenue recognition
	2026	2027	2028	Thereafter
Warranty remaining performance obligations	$11,345	$25,603	$12,882	$3,772

The Company expects to recognize as revenue the significant majority of the additional $16.6 million of remaining performance obligations, which are primarily related to deferred training and system installations, over the next 12 months. The Company also has open system orders, upgrade sales orders, and customer credits that are excluded from the above remaining performance obligation balances primarily because they do not include substantive termination penalties at order execution and therefore do not meet the definition of a remaining performance obligation in accordance with ASC 606, Revenue from Contracts with Customers. The contract inception date in accordance with Step 1 of ASC 606 for these system and upgrade sales orders has been determined to be shortly before shipment of the system, when the customer becomes obligated to pay the non-refundable contract balance.

Capitalized Contract Costs

As of March 31, 2026 and June 30, 2025, the balance of capitalized costs to obtain a contract was $5.3 million and $7.3 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the unaudited condensed consolidated balance sheets.

Amounts related to capitalized costs to obtain a contract consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Capitalized contract additions (reversals)	$141	$(1,802)	$331	$510
Amortization of capitalized contract costs	421	869	1,607	2,489
Impairment loss on capitalized costs	224	120	481	301

Note 3. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s balance sheets. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, are included in accounts receivable net, and other assets on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of a customer at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new orders and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non‑payment. The Company performs an assessment each quarter of the allowance for credit losses related to its financing receivables.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	March 31, 2026	June 30, 2025
Financing receivables	$5,951	$3,842
Allowance for credit losses	—	—
Total, net	$5,951	$3,842
Reported as:
Current	$4,624	$1,082
Non-current	1,327	2,760
Total, net	$5,951	$3,842

Inventories, net

Inventories consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Raw materials	$59,217	$49,001
Work-in-process	15,327	14,844
Finished goods	82,082	77,175
Inventories, net	$156,626	$141,020

The Company's inventories on the unaudited condensed consolidated balance sheets are net of reserves.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Value added tax receivables	$7,714	$11,381
Prepaid commissions	3,863	4,388
Capitalized contract costs	1,776	1,949
Prepaid dues and subscriptions	3,904	2,908
Duty drawback receivables	7,071	4,258
Income tax receivable	1,221	841
Debt financing costs	470	470
Derivative asset	1,632	—
Dividend receivable from JV	—	2,453
Other prepaid assets	3,652	2,652
Other current assets	2,160	2,201
Total prepaid and other current assets	$33,463	$33,501

Duty drawback receivables are amounts due from U.S. Customs and Border Protection under Section 301 and other customs programs. These amounts represent refunds of duties previously paid and are recorded when recovery is considered probable and estimable. These receivable amounts do not include any future refund related to previously paid tariffs under the International Emergency Economic Powers Act (“IEEPA”) (see Note 7. Commitments and Contingencies for more information).  Debt financing costs are related to the delayed draw term loan facility and the short-term financing costs related to the revolving credit facility included in the Financing Agreement (see Note 8. Debt, for more information).

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Machinery and equipment	$48,967	$49,147
Leasehold improvements	34,182	32,491
Software	11,556	11,534
Computer and office equipment	6,537	6,797
Furniture and fixtures	1,787	1,959
Construction in progress	4,980	4,641
	108,009	106,569
Less: Accumulated depreciation	(79,007)	(77,911)
Property and equipment, net	$29,002	$28,658

Depreciation expense related to property and equipment was $1.7 million and $5.1 million during the three and nine months ended March 31, 2026, and $1.5 million and $4.5 million during the three and nine months ended March 31, 2025, respectively.

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Balance at the beginning of the period	$57,802	$57,672
Currency translation	80	130
Balance at the end of the period	$57,882	$57,802

The Company performed its annual goodwill impairment test in the quarter ended December 31, 2025, and determined that there was no impairment to goodwill. The Company determined that a triggering event occurred due to a significant decline in its stock price, most notably in late March 2026, which resulted in a decrease in its market capitalization and as a result, on March 31, 2026, the Company performed a quantitative goodwill impairment test. The fair value of goodwill in the quantitative impairment test was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their respective present values, and a market approach. The quantitative impairment test determined that the fair value of its reporting unit exceeded its respective carrying amount and therefore no goodwill impairment was recorded. The Company monitors its recorded goodwill for indicators of impairment every fiscal quarter.

Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Capitalized software costs to be sold, net of accumulated amortization of $818 and $0	$13,529	$10,252
Capitalized contract costs	3,487	5,359
Long-term accounts receivable	3,269	3,777
Deferred tax asset	694	756
Debt financing costs	541	669
Other long-term assets	4,854	3,630
Total other assets	$26,374	$24,443

Amortization expense for capitalized software costs to be sold was $0.4 million and $0.8 million during the three and nine months ended March 31, 2026, respectively, and there was no amortization expense for capitalized software costs to be sold during the three and nine months ended March 31, 2025, respectively. Amortization expense is recorded in cost of sales in its unaudited condensed consolidated statement of operations and comprehensive loss. There were no amounts written down to net realizable value for the capitalized software costs to be sold during the three and nine months ended March 31, 2026 and 2025. The Company did not identify any triggering events that would indicate a potential impairment of its definite-lived intangible and long-lived assets as of March 31, 2026. Debt financing costs are related to the revolving credit facility included in the Amended Financing Agreement (see Note 8. Debt, for more information).

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Value added tax liabilities	$9,608	$12,408
Refunds due to customers	3,696	3,581
Accrued royalties	2,784	3,082
Accrued consulting	1,484	1,648
Interest payable	1,446	967
Income tax payable	1,330	973
Other liabilities	6,022	6,702
Total other accrued liabilities	$26,370	$29,361

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss are excluded from earnings and reported as a component of stockholders’ equity. The unrealized gains or losses on cash flow hedge instruments results from changes in our cash flow hedging arrangements. The cumulative foreign currency translation adjustment results from those subsidiaries not using the U.S. Dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated to the U.S. Dollar at the current exchange rates at the end of each period. Revenues and expenses are translated at average exchange rates in effect during the period.

The components of accumulated other comprehensive loss in the stockholders' equity section of the Company’s unaudited condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2026	June 30, 2025
Cumulative foreign currency translation adjustment	$(5,606)	$(3,220)
Cumulative unrealized gain on cash flow hedge instruments net of reclassifications	1,552	-
Defined benefit pension obligation	1,383	1,383
Accumulated other comprehensive loss	$(2,671)	$(1,837)

Statements of Operations

Interest expense consisted of the following (in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Contractual interest coupon	$3,468	$2,390	$10,612	$7,510
Non-cash paid-in-kind interest	2,385	-	7,076	-
Amortization for financing costs and discount for warrants issued to lenders	2,325	270	5,849	799
Other	268	230	670	419
Total interest expense	$8,446	$2,890	$24,207	$8,728

Other income (expense), net, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Interest income	$181	$322	$699	$903
Foreign currency exchange gain (loss)	2,623	(1,033)	2,831	1,318
Costs for hedging activities	(396)	(630)	(1,129)	(1,826)
Other, net	21	47	(485)	(38)
Total other income (expense), net	$2,429	$(1,294)	$1,916	$357

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

The following table provides information related to the Company’s operating leases (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Operating lease costs (1)	$2,190	$2,201	$6,736	$6,620
Short-term operating lease costs	90	90	370	210
Cash paid for amounts included in the measurement of lease liabilities	2,093	1,860	6,349	5,952

(1)	Excludes expenses related to short-term lease operating costs.

Operating lease right-of-use assets and operating lease liabilities consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Operating lease right-of-use assets
Balance at the beginning of period	$33,115	$33,773
Lease assets added	414	4,624
Lease impairments	(795)	—
Amortization for the period	(3,836)	(5,282)
Balance at the end of period	$28,898	$33,115
Operating lease liabilities
Balance at the beginning of period	$39,857	$38,591
Lease liabilities added	414	5,726
Repayment and interest accretion	(3,054)	(4,460)
Balance at the end of period	$37,217	$39,857

Current portion of operating lease liabilities	$8,228	$7,375
Non-current portion of operating lease liabilities	28,989	32,482

Maturities of operating lease liabilities as of March 31, 2026, are presented in the table below (dollars in thousands):

Amount
2026 (remaining three months)	$1,742
2027	8,355
2028	7,316
2029	5,679
2030	4,867
Thereafter	24,991
Total operating lease payments	52,950
Less: imputed interest	(15,733)
Present value of operating lease liabilities	$37,217

The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	March 31, 2026	June 30, 2025
Weighted average remaining lease term (in years)	7.4	7.8
Weighted average discount rate	10.4%	10.4%

Note 5. Derivative Financial Instruments

The Company measures all derivatives at fair value on the unaudited condensed consolidated balance sheets. The accounting for gains and losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting are as follows (in thousands):

		March 31, 2026	June 30, 2025
	Balance sheet location	Fair Value
Derivative Assets Designated as Hedges
Foreign currency exchange contracts	Other current and prepaid assets	$1,603	$—
Foreign currency exchange contracts	Other assets	95	—
Total asset derivatives		$1,698	$—
Derivative Liabilities Designated as Hedges
Foreign currency exchange contracts	Accrued liabilities	$61	$—
Foreign currency exchange contracts	Long-term other liabilities	85	—
Total liability derivatives		$146	$—

As of March 31, 2026, and June 30, 2025, the fair value of the Company's derivatives not designated as hedging instruments were not material. The Company records its derivative financial instruments on a gross basis within the unaudited condensed consolidated balance sheets.

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

The Company formally documents relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific foreign currency asset, liability or forecasted transaction being hedged; the nature of the risk being hedged; the hedge objective; and the method of assessing hedge effectiveness. If an anticipated transaction is deemed no longer likely to occur, the corresponding derivative instrument is de-designated as a hedge and any associated unrealized gains and losses in accumulated other comprehensive loss are recognized in income or expense at that time. Any future changes in the fair value of the instrument are recognized in current income or expense. The Company is required to maintain a minimum cash collateral balance of $2.0 million for its outstanding cash flow hedge derivatives to fund the anticipated settlement of its open positions. As of March 31, 2026, the Company has $2.0 million in cash collateral for its cash flow hedge derivatives recorded in long-term restricted cash on the unaudited condensed consolidated balance sheets.

The notional amount of the Company's foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges (in thousands):

	March 31, 2026	June 30, 2025
Euro	$31,621	$—
Japanese Yen	26,802	—
Total	$58,423	$—

The amount of the gains and losses on derivative instruments designated as cash flow hedges and the classification of those gains and losses within the unaudited condensed consolidated financial statements were as follows (in thousands):

	Foreign currency exchange contracts
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Gain recognized in accumulated other comprehensive loss	$670	$—	$2,307	$—
Amount of (gain) reclassed from accumulated other comprehensive loss to net loss	(354)	—	(755)	—
Total	$316	$—	$1,552	$—

 Gains and losses reclassified from accumulated other comprehensive loss are recorded in other income and expense on the Company's statement of operations and comprehensive loss. During the three and nine months ended March 31, 2026, the gains and losses recognized due to the de-designation of cash flow hedge contracts were not significant. As of March 31, 2026, the amount that will be reclassified from accumulated other comprehensive loss to earnings within the next twelve months is $1.5 million. As of March 31, 2026, outstanding cash flow hedges will mature within the next eighteen months.

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

The notional amount of the Company's outstanding balance sheet hedge contracts consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Swiss Franc	$17,729	$7,438
Japanese Yen	2,830	8,700
Euro	4,211	11,431
Indian Rupee	9,885	7,485
Chinese Yuan	5,940	5,491
Korean Won	1,577	1,306
Canadian Dollar	1,151	—
British Pound	1,101	1,617
Total outstanding balance sheet hedge contracts	$44,424	$43,468

Gains or losses on derivative financial instruments

Gains and losses on the Company's balance sheet and cash flow hedges are recorded in other income (expense), net, on the Company's unaudited condensed consolidated statements of operations and comprehensive loss. The following table provides information about the gain or loss associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Foreign currency exchange gain (loss) on balance sheet hedges	$396	$(858)	$545	$(40)
Foreign currency exchange gain on cash flow hedges	718	-	1,127	—
Total	$1,114	$(858)	$1,672	$(40)

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

The following table shows the changes in fair value of the Penny Warrants:

	March 31, 2026	June 30, 2025
Balance at the beginning of the period	$8,497	$—
Issuance of Penny Warrants on June 6, 2025	-	7,998
Issuance of Penny Warrants on December 15, 2025	1,820	-
(Gain) loss from change in fair value of warrant liability	(7,198)	499
Balance at the end of the period	$3,119	$8,497

Other Fair Value Disclosures

The Company's open foreign currency forward contracts designated as cash flow hedges and balance sheet hedges are measured on a recurring basis using Level 2 based upon observable inputs. As of  March 31, 2026, the fair value of the Company's cash flow hedges was $1.6 million. The Company did not have open foreign currency forward contracts designated as cash flow hedges as of  June 30, 2025. As of  March 31, 2026 and  June 30, 2025, the fair value of the Company's foreign currency forward contracts designated as balance sheet hedges were not material.

The table below summarizes the carrying value and estimated fair value of the 3.75% Convertible Senior Notes due June 1, 2026 (“2026 Notes”) and the Term Loan Facility (in thousands):

	March 31, 2026		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Senior Notes due June 1, 2026	$17,980	$16,457	$17,893	$17,322
Term Loan Facility	122,076	122,076	118,627	118,627
Revolving Credit Facility	5,125	5,125	—	—
Total	$145,181	$143,658	$136,520	$135,949

The Company’s convertible debt is measured on a recurring basis using Level 2 based upon observable inputs. The Company's Term Loan Facility (as defined in Note 8) reflects the bank quoted market rates, which the Company considers to be a Level 2 fair value measurement. The Company believes that the carrying value of the Term Loan Facility approximates its estimated fair value based on the effective interest rate, compared to the current market rate available to the Company at quarter-end. The carrying value and fair value of the Term Loan Facility excludes $22.7 million and $21.0 million as of  March 31, 2026 and  June 30, 2025, respectively, for the fair value of the warrants issued to the lenders to purchase the Company’s common stock.

The warrants that met all of the criteria for equity classification were recorded at their relative fair value in additional paid-in capital at the time of issuance. The fair value of $16.5 million as of  March 31, 2026 is not subject to remeasurement and was estimated using a Black-Scholes method, which incorporates significant unobservable inputs, including expected volatility, risk-free interest rate and expected term. As these inputs are not observable in the market, the fair value measurement of the Premium Warrants represent a Level 3 measurement.

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2026.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers, agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third-party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2026.

Guarantees

As of March 31, 2026, and June 30, 2025, the Company had various bank guarantees totaling $1.3 million and $1.5 million, respectively, primarily related to bidding processes with customers.

Royalty Agreement

The Company enters into software license agreements with third parties that require royalty payments for each license used. In connection with such agreements, the Company records royalty costs in cost of revenue or deferred cost of revenue. The Company had approximately $2.8 million and $3.1 million in accrued royalty payments as of March 31, 2026, and June 30, 2025, respectively, related to royalty agreements. The following table provides information about the Company’s royalty expense and royalty payments (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Royalty expense	$388	$528	$1,073	$1,323
Royalty payments	982	367	1,371	$1,126

Restructuring

  In fiscal year 2026, the Company implemented a restructuring plan (“FY26 Restructuring Plan”). The FY26 Restructuring Plan included the elimination of approximately 3% of the global workforce during the three months ended September 30, 2025, and the elimination of approximately 15% of the global workforce during three months ended December 31, 2025. Certain employees notified during the three months ended December 31, 2025, have various termination dates during the quarterly periods ended March 31, 2026, and June 30, 2026. Restructuring charges also include third-party implementation and other costs that were directly tied to the execution of the FY26 Restructuring Plan and asset impairments for certain operating lease right-of-use assets and capitalized assets as a result of the FY26 Restructuring Plan.

The following table summarizes the restructuring charges (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Severance and employee related costs	$4,456	$—	$10,040	$—
Third-party implementation and other costs	920	—	3,010	—
Asset impairment	1,163	—	2,375	—
Total restructuring charges	$6,539	$—	$15,425	$—

The following table summarizes the restructuring charge liability (in thousands):

	Severance and employee related costs	Third-party Implementation and other costs	Asset impairment	Total
Restructuring liability at the beginning of period	$—	$—	$—	$—
Restructuring charges	10,040	3,010	2,375	15,425
Cash payments	(4,881)	(2,212)	(344)	(7,437)
Non-cash write-offs	-	-	(2,031)	(2,031)
Restructuring liability at the end of period	$5,159	$798	$—	$5,957

Total restructuring charges for the FY26 Restructuring Plan are expected to be approximately $17 million, substantially all of which will be paid in cash in fiscal year 2026.

Other Matters - IEEPA Tariff Refunds

As a result of a Supreme Court ruling issued in February 2026, the Company may be eligible to seek refunds of certain previously paid tariffs on imported products under the IEEPA. The Company paid approximately $9.0 million in IEEPA duties since April 2025, of which $3.2 million is included in Inventory, net, on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2026, and the remainder has been expensed in cost of sales over the period of which the inventory was sold consistent with the Company’s accounting policies.

On April 13, 2026, the Company entered into a participation agreement with a third-party pursuant to which it agreed to sell its claims for refunds of previously paid tariffs imposed under the IEEPA. Under the terms of the participation agreement, the third-party purchased the $9.0 million of the Company's refund claims for $6.6 million in cash. Any benefit associated with these previously paid tariffs will be recognized in the Company’s income statement in the period in which a refund from U.S. Customs and Border Protection is deemed realizable in accordance with applicable accounting guidance. The execution of the participation agreement did not result in the recognition of a tariff refund receivable as of March 31, 2026.

On April 21, 2026, the Company submitted approximately $9.0 million of tariff refund claims through CBP’s Consolidated Administration and Processing of Entries portal, of which $8.9 million were reported as having an accepted submission status as of the date of this Quarterly Report on Form 10-Q.

Note 8. Debt

The Company's outstanding debt as of March 31, 2026, and June 30, 2025, is as follows (in thousands):

	March 31, 2026	June 30, 2025
Term Loan Facility	$148,775	$150,000
Revolving Credit Facility	5,000	-
Convertible Senior Notes due June 1, 2026	18,000	18,000
Accumulated Paid-in-kind interest	7,692	616
Total debt	179,467	168,616
Unamortized debt financing costs	(11,589)	(11,101)
Unamortized discount for warrants issued to lenders	(22,698)	(20,995)
Total debt, net	$145,180	$136,520
Reported as:
Short-term debt, net	$11,160	$12,734
Long-term debt, net	134,020	123,786
Total debt, net	$145,180	$136,520

A summary of interest expense on the Company’s outstanding debt is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Contractual interest coupon	$3,468	$2,390	$10,612	$7,510
Non-cash paid-in-kind interest	2,385	-	7,076	-
Amortization of debt financing costs and discount for warrants issued to lenders	2,325	270	5,849	799
Total interest expense on debt	$8,178	$2,660	$23,537	$8,309

A summary of weighted average effective interest rate on the Company’s debt is as follows:

	March 31, 2026	June 30, 2025
Term Loan Facility	24.5%	22.0%
Revolving Credit Facility	20.5%	0.0%
Convertible Senior Notes due June 1, 2026	4.4%	4.3%

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

In December 2025, the Company entered into amendments to the Financing Agreement. The first amendment to the Financing Agreement ("First Amendment") provided for the inclusion of certain restricted cash balances in the liquidity covenant in the Financing Agreement. The second amendment to the Financing Agreement ("Second Amendment") and the Financing Agreement as amended by the First Amendment and Second Amendment (the “Amended Financing Agreement”) provide for (i) removal of the leverage condition the Company must meet to draw down on the Delayed Draw Facility; (ii) reduction of the capacity of the Delayed Draw Facility to $18.25 million; and (iii) the delay of the commencement of the requirement for the Company to meet the fixed charge coverage ratio and leverage ratio to December 31, 2026. In addition, the Company agreed to pay an additional $2.4 million in fees and amounts available to be drawn under the revolving credit facility were reduced to $15.0 million through December 31, 2026.

Among other requirements, the Company may not permit (i) the total leverage ratio (as defined in the Amended Financing Agreement) to be greater than a certain specified ratio for each fiscal quarter during the term of the Amended Financing Agreement, (ii) the fixed charge coverage ratio (as defined in the Amended Financing Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the Amended Financing Agreement or (iii) liquidity (as defined in the Amended Financing Agreement) to be less than a certain specified threshold for each month during the term of the Amended Financing Agreement. The Company was in compliance with its covenants and other requirements of the Amended Financing Agreement as of March 31, 2026.

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

On December 15, 2025, concurrently with its entry into the Second Amendment, the Company issued detachable warrants to purchase the Company’s common stock to the Warrant Holders. The Warrant Holders were issued warrants to purchase (i) 3,062,726 shares of common stock with an exercise price of $1.50 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Super Premium Warrants”), (ii) 2,187,661 shares of common stock with an exercise price of $1.25 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Premium Warrants”), and (iii)1,750,129 shares of common stock with an exercise price of $0.01 per share, which are exercisable immediately and expire on December 15, 2032 (the “December 2025 Penny Warrants”). If the Company accesses the Delayed Draw Facility, the Company will issue up to 7.0 million in additional warrants to the Warrant Holders under the Amended Financing Agreement. As of  March 31, 2026, no warrants have been exercised. On February 12, 2026, the Company received a waiver from the Warrant Holders to extend the due date to file a registration statement related to registering the underlying shares of the December 2025 Super Premium Warrants, the December 2025 Premium Warrants and the December 2025 Penny Warrants to allow the Company time to complete the filing of its Form 10-K/A for the fiscal year ended June 30, 2025, Form 10-Q/A for the quarter ended September 30, 2025, and Form 10-Q for the quarter ended December 31, 2025.

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

Holders of the remaining 2026 Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the remaining 2026 Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of March 31, 2026 and June 30, 2025, the if-converted value of the remaining 2026 Notes did not exceed the outstanding principal amount.

Note 9. Stock Incentive Plans

The following table presents details of share-based compensation expenses, by functional line item, noted within the Company's unaudited condensed consolidated statements of operations and comprehensive loss  (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Cost of revenue – products	$112	$52	$366	$455
Cost of revenue – services	140	186	481	526
Research and development	76	413	647	1,138
Selling and marketing	(164)	633	759	1,556
General and administrative	1,215	1,461	2,523	3,707
Total share-based compensation	$1,379	$2,745	$4,776	$7,382

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Numerator:
Net loss	$(11,805)	$(1,297)	$(47,253)	$(2,714)
Denominator:
Weighted average shares outstanding - basic and diluted	124,304	102,825	121,396	101,462
Net loss per share - basic and diluted	$(0.09)	$(0.01)	$(0.39)	$(0.03)
Anti-dilutive share-based awards, excluded	12,188	12,812	12,188	12,812
Anti-dilutive warrants, excluded	22,431	-	22,431	-

Warrants Issued in Connection with the Long-term Debt

The Company has issued warrants to the lenders of its long-term debt (See Note 8. Debt, for more information). Accounting guidance dictates that shares issuable for little or no cash consideration upon the satisfaction of certain conditions shall be considered outstanding common shares and included in the computation of basic earnings per share. The June 2025 Penny Warrants and December 2025 Penny Warrants (the "Penny Warrants") are considered shares issuable for little or no cash consideration upon the satisfaction of certain conditions and are considered outstanding common shares to be included in the computation of basic and diluted earnings per share. Approximately 8.0 million and 6.9 million Penny Warrant shares are included in the weighted average shares to calculate basic and diluted earnings per share during the three and nine months ended March 31, 2026, respectively. As of  March 31, 2026, no warrants have been exercised.

Outstanding Convertible Senior Notes

Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof, in cash, the shares of common stock issuable upon conversion of the outstanding principal amount of the 2026 Notes are included in the calculation of diluted net income (loss) per share only if their inclusion is dilutive for periods during which the 2026 Notes were outstanding. The shares of common stock issuable upon conversion of the outstanding principal amount of the 2026 Notes was 3.1 million shares for the three and nine months ended March 31, 2026, and 17.1 million for three and nine months ended March 31, 2025  and such shares were not included in the basic and diluted net loss per common share as the effect of adding the shares were anti-dilutive.

Note 11. Segment Information

The Company has one operating and reporting segment (oncology systems group), which develops, manufactures and markets proprietary medical devices used in radiation therapy for the treatment of cancer patients. The Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), assesses financial performance by reviewing a reporting package based on consolidated results of the Company when making decisions about allocating resources and assessing performance. The CODM evaluates performance based on net revenues, gross profit, and operating income which are consistent with what is reported in the unaudited condensed consolidated statements of comprehensive loss. Significant segment expenses regularly provided to the CODM are consolidated research and development expenses, sales and marketing, and general and administrative expenses as reported on the consolidated financial statements. In addition, the CODM regularly reviews the budget and forecast-to-actual variances to evaluate performance and to make decisions about allocating capital and other resources. The Company does not assess the performance of its individual product lines on measures of profit or loss, or asset-based metrics. Therefore, the information below is presented only for revenues and long‑lived tangible assets by geographic areas.

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

The following summarizes net revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Americas	$24,450	$20,422	$66,162	$58,427
EIMEA	40,569	40,498	118,187	105,316
China	18,322	23,927	51,220	93,877
Japan	12,183	13,372	32,928	38,220
Asia Pacific	9,321	15,024	32,531	35,122
Total	$104,845	$113,243	$301,028	$330,962

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived assets, which consists of property, plant and equipment, net, and operating lease right-of-use assets are as follows (in thousands):

	March 31, 2026	June 30, 2025
Americas	$47,509	$49,466
EIMEA	8,141	9,220
China	1,303	1,577
Japan	578	999
Asia Pacific	369	511
Total	$57,900	$61,773

The long-lived assets in the Americas region are located in the United States as of March 31, 2026, and June 30, 2025.

Note 12. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. As of March 31, 2026, the Company owned a 49% interest in the JV, which is reported as an investment in joint venture on the Company’s unaudited condensed consolidated balance sheets.

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

The following table shows the reconciliation between the carrying value of the Company's investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	March 31, 2026	June 30, 2025
Carrying value of investment in joint venture	$6,321	$4,612
Deferred intra-entity gross profit	17,457	17,501
Dividend declared	-	2,453
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$19,058	$19,846

As of March 31, 2026, and June 30, 2025, the Company’s carrying value of the investment in the JV was decreased for the Company's proportional share of the JV's currency translation adjustment by $0.1 million and $0.4 million, respectively. In June 2025, the JV declared a $2.5 million dividend to the Company which was paid in July 2025. There were no dividends declared as of March 31, 2026.

Summarized financial information of the JV is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Statement of Operations Data:	2025	2024	2025	2024
Revenue	$41,566	$90,882	$78,299	$146,298
Gross profit	8,425	13,309	19,192	24,750
Net income	833	4,687	2,683	7,812
Net income attributable to the Company	408	2,297	1,318	3,829

Summarized Balance Sheet Data:	As of December 31, 2025	As of December 31, 2024
Assets:
Current assets	$171,658	$143,010
Non-current assets	15,091	16,003
Total assets	$186,749	$159,013
Liabilities and Stockholders' Equity:
Current liabilities	$146,751	$119,698
Non-current liabilities	1,103	1,409
Stockholders' equity	38,895	37,906
Total liabilities and stockholders' equity	$186,749	$159,013

The following table shows the activity of the Company’s net revenue recognized from intra-entity gross profit from sales (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Deferred gross profit recognized on sales to the JV	$(1,751)	$(501)	$(5,456)	$(14,960)
Deferred gross profit on sales to the JV	1,847	5,515	5,412	19,080
Net deferred (recognized) gross profit on sales to the JV (1)	$96	$5,014	$(44)	$4,120

(1)

Profits are deferred by the Company from the JV and are eliminated through cost of goods sold until it is realized. When profits are realized they are credited through cost of goods sold. Profits are considered realized when the inventory has been sold through to third parties.

Note 13. Income Tax

The following summarizes the provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Provision for income taxes	$468	$457	$1,512	$1,777

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company's income tax expense during three and nine months ended March 31, 2026 and 2025, was primarily related to foreign taxes.

On July 4, 2025, new federal tax legislation was enacted, introducing significant changes to U.S. corporate income tax law. Key provisions include the optional expensing of domestic research and development costs under Section 174, modifications to business interest deductions under Section 163(j), and changes to international tax rules such as GILTI. Some provisions are effective retroactively to January 1, 2025, while others phase in through 2027. Due to the full valuation allowance maintained against the Company’s U.S. deferred tax assets, the enactment of this legislation did not have a material impact on the Company’s income tax provision for the quarter ended March 31, 2026. Any required updates to deferred tax balances or related disclosures will be reflected in the Company’s annual financial statements, as applicable. At June 30, 2025, the Company’s gross unrecognized tax benefits were $22.6 million, of which $21.8 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly during fiscal year 2026. Interest and penalties accrued on unrecognized tax benefits are recorded as a component of income tax expense.

Note 14. Related Party

Consulting Agreement

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

In consideration for the services to be provided to the Company, Dedication Capital and Mr. Mayer will receive (i) a base consulting fee of $600,000 per year (ii) a cash incentive award for fiscal year 2026 and the first 3 ½ months of fiscal 2027 totaling up to $750,000, where $375,000 is guaranteed, and (iii) equity awards granted to Mr. Mayer consisting of (a) 1.25 million restricted stock awards (“RSAs”) with a grant date fair value of $1.5 million and (b) 1.25 million performance-based stock awards (“PRSA”) with a grant date fair value of $0.9 million. The RSAs will vest one year from the grant date and no later than November 28, 2026, and the PRSAs will be eligible to vest based on the Company’s stock price performance over an approximately six-year performance period ending on September 30, 2031.

The Company recorded $0.2 million and $0.4 million for consulting fees and the incentive target bonus for services provided by Dedication Capital and Mr. Mayer during the three and nine months ended March 31, 2026. The Company recorded $0.5 million and $0.7 million in stock compensation expense during the three and nine months ended March 31, 2026, respectively, for the RSA and PRSAs. The Company includes the consulting fees and incentive target bonus provided by Mr. Mayer in restructuring expenses as these expenses are directly tied to the execution of the FY26 Restructuring Plan (as defined in Note 7). The Company includes expenses for the RSAs and PRSAs in stock-based compensation expenses.

On April 1, 2026, the Company amended the Agreement (the “Amended Agreement”). The Amended Agreement reduced the following by fifty percent: (1) the base consulting fee for the period of March 31, 2026 through October 31, 2026, (2) the minimum amount payable under the guaranteed cash incentive award for the period ended June 30, 2026, and (3) the minimum guaranteed mid-year cash incentive award for the period ended September 30, 2026. In addition, the Company accelerated 0.9 million of the RSAs to vest on April 1, 2026, and the remaining shares will vest on October 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2026, and results of operations for the three and nine months ended March 31, 2026 and 2025 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our expectations regarding backlog, age-ins and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; expectations regarding our strategy in China and our China joint venture as well as its expected impact on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the global macroeconomic conditions on our financial results and business as well as the business of our customers and suppliers; expectations regarding the impact of changes in government administration policy positions; expectations regarding delays in deliveries and installations and its impact on our business; expectations regarding inflation, supply chain challenges and heightened logistics costs and its impact on our business, including gross margins and net income (loss); expectations regarding revenue from the Americas region; expectations regarding the timing of deliveries and revenue conversion; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; potential changes in tariffs export controls, trade sanctions, and other trade policies; expectations related to the effect of the GILTI tax and the One Big Beautiful Bill Act on the company; expectations related to our convertible notes and credit facilities; expectations related to our leases; the amount of unrecognized tax amounts; the sufficiency of our cash, cash equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Current Economic Conditions

We are subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including high interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; the recent escalation of conflict in Iran, the Middle East and Southwest Asia, including the impact on global supply chains and oil prices, as well as other geopolitical concerns, such as the Russia-Ukraine conflict, and tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; changes in government administration policy positions; new tariffs on global imports and uncertainties regarding impact, retaliations and further escalation, including against other countries; and other factors that may emerge. We are also continuing to navigate supply chain and inflation challenges, both of which continue to be a significant headwind that affects the Company’s results of operations.

We expect that the business of our customers and our own business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. For example, we had product shipments planned in the third quarter of fiscal year 2026 to certain customers in the Middle East, North Africa and Pakistan that have been delayed indefinitely due to geopolitical disruption in the Middle East and continued pressure in China, which is also impacting our service revenue in those regions. In addition, ongoing supply chain challenges and logistics costs, including difficulties in obtaining a sufficient supply of component materials and increased component costs, have adversely affected our gross margins and net income (loss), and we currently expects that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistics expenses through at least fiscal year 2026, and potentially longer. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2026. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time.

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

Transformation Plan and Restructuring

In fiscal year 2026, the Company announced a comprehensive strategic, operational, and organizational, transformation plan (the "Transformation Plan”). The Transformational Plan initiatives are designed to increase operating margins, enhance organizational responsiveness and agility, and position the Company for sustainable, profitable growth. In connection with the Transformation Plan, in December 2025, the Company announced the first phase of the Transformation Plan, which is designed to realign its organization to produce sharper accountability, tighter cost control, and faster execution.  The actions taken by the Company are intended to right-size the Company’s cost structure, outsource selected non-core activities while building internal global centers of excellence, reallocate engineering resources, and better position the commercial organization to drive sales growth and enhance competitiveness. The organizational realignment element of the plan focuses on four major areas: streamlining the Company’s commercial structure, centralizing and globalizing core functions, elevating the global heads of service and product development to report directly to the CEO, and optimizing the Company's workforce and footprint. In parallel, the Company is also outsourcing selected non-core activities, rationalizing facilities, implementing programs to improve direct and indirect spend efficiency, and reallocating engineering resources to focus on high ROI programs and integration of third party solutions.

The actions also included a restructuring of the Company’s workforce (the “FY26 Restructuring Plan”) that resulted in the elimination of approximately 3% of the global workforce during the three months ended September 30, 2025, and the elimination of approximately 15% of the global workforce during three months ended December 31, 2025. Certain employees notified during the three months ended December 31, 2025, have various termination dates during the quarterly periods ended March 31, 2026, and June 30, 2026. Restructuring charges also include third-party implementation and other costs that were directly tied to the execution of the FY26 Restructuring Plan, as well as asset impairments for certain capitalized assets as a result of the FY26 Restructuring Plan. Total restructuring charges during the three and nine months ended March 31, 2026, were $6.5 million and $15.4 million respectively. Restructuring charges for the FY26 Restructuring Plan are expected to be approximately $17 million in fiscal year 2026. The FY26 Restructuring Plan is expected to be substantially completed by June 30, 2026.

In March 2026, as part of the Company’s cost-management efforts under the Transformation Plan, the Compensation Committee of the Board of Directors approved the discontinuation of cash compensation for non-employee directors during the fourth quarter of fiscal year 2026.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Gross orders	$48,524	$71,167	$154,158	$203,294
Age-ins	2,545	4,708	2,545	20,550
Age-outs	(25,831)	(30,903)	(90,290)	(84,271)
Cancellations	(2,026)	—	(4,506)	(5,142)
Currency impacts and other	(608)	1,684	(763)	(2,480)
Net orders	$22,604	$46,656	$61,144	$131,951
Order backlog at the end of the period	$356,235	$452,392	$356,235	$452,392

Gross Orders and Book to Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period, adjusted for any revisions to existing orders during the period.

Gross orders decreased by $22.6 million and $49.1 million during the three and nine months ended March 31, 2026, respectively, as compared to the same periods in the prior fiscal year, primarily due to a decrease in orders for our TomoTherapy Systems.

Our book-to-bill ratio is defined as gross orders for the period divided by product revenue for the period. Our book-to-bill ratio was 1.0 and 1.2 for the three and nine months ended March 31, 2026, respectively, as compared to 1.2 and 1.2 for the three and nine months ended March 31, 2025, respectively. A book-to-bill ratio greater than 1.2 generally indicates strong demand for our products. This metric allows management to monitor our business development efforts to ensure we grow our backlog and our business over time. Given that book-to-bill ratio is an operational measure and that our methodology for calculating book-to-bill ratio does not meet the definition of a non-GAAP measure, as that term is defined by the Securities and Exchange Commission, a quantitative reconciliation for book-to-bill ratio is not required nor provided.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs net of age-ins, foreign currency impacts and other adjustments during the period. Net orders decreased by $24.1 million and $70.8 million during the three and nine months ended March 31, 2026, respectively, as compared to the same periods in the prior fiscal year, primarily due to a decrease in gross orders, and a decrease in age-ins.

Results of Operations — Three and Nine Months Ended March 31, 2026 and 2025

Net revenue

Net revenue by sales classification is as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	Percent Change	2026	2025	Percent Change
Products (a)	$49,714	$57,320	(13)%	$131,880	$166,878	(21)%
Services (b)	55,131	55,923	(1)%	169,148	164,084	3%
Net revenue	$104,845	$113,243	(7)%	$301,028	$330,962	(9)%
Products revenue as a percentage of net revenue	47%	51%		44%	50%
Service revenue as a percentage of net revenue	53%	49%		56%	50%

(a)

Includes sales of products to the joint venture, an equity method investment, of $11,083 and $32,716 during the three and nine months ended March 31, 2026, and $17,967 and $76,333 during the three and nine months ended March 31, 2025, respectively. See Note 12.

(b)

Includes sales of services to the joint venture, an equity method investment, of $6,358 and $16,795 during the three and nine months ended March 31, 2026, and $5,351 and $14,588 during the three and nine months ended March 31, 2025, respectively. See Note 12.

Products net revenue decreased by $7.6 million and $35.0 million during the three and nine months ended March 31, 2026, respectively, as compared to the same periods in the prior fiscal year, due to a lower volume of shipments.

Services net revenue decreased by $0.8 million during the three months ended March 31, 2026, as compared to the same period in the prior fiscal year, primarily due to a $1.2 million negative impact to service revenue as a result of the Middle East conflict, partially offset by an increase in contract revenues as a result of an increase in our install base. Services net revenue increased by $5.1 million during the nine months ended March 31, 2026 as compared to the same period in the prior fiscal year, primarily due to higher contract revenues resulting from an increase in our installed base, partially offset by a decrease in demand from customers for the purchase of spare parts.

Net revenue by geographic region, based on the shipping location of our customers, is as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	Percent Change	2026	2025	Percent Change
Americas	$24,450	$20,422	20%	$66,162	$58,427	13%
EIMEA	40,569	40,498	0%	118,187	105,316	12%
China	18,322	23,927	(23)%	51,220	93,877	(45)%
Japan	12,183	13,372	(9)%	32,928	38,220	(14)%
Asia Pacific	9,321	15,024	(38)%	32,531	35,122	(7)%
Net revenue	$104,845	$113,243	(7)%	$301,028	$330,962	(9)%

Net revenue decreased $8.4 million and $29.9 million during the three and nine months ended March 31, 2026, as compared to the same periods in the prior fiscal year, primarily due to a lower volume of shipments to China and Asia Pacific regions, partially offset by a higher volume of shipments to the Americas region.

Gross Profit

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	Percent Change	2026	2025	Percent Change
Gross profit	$25,294	$31,627	(20)%	$76,377	$107,988	(29)%
Total gross profit as a percentage of net revenue	24.1%	27.9%		25.4%	32.6%

Gross profit decreased by $6.3 million and $31.6 million during the three and nine months ended March 31, 2026, respectively, as compared to the same periods in the prior fiscal year, primarily due to a decrease in product unit sales and product mix. The decrease in gross profit as a percentage of revenue during the three and nine months ended March 31, 2026, as compared to the same periods in the prior fiscal year, was primarily due to higher net parts consumption of $3.2 million, as well as higher than average logistics and duties costs.

Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	Percent Change	2026	2025	Percent Change
Research and development	$8,178	$10,712	(24)%	$30,046	$36,472	(18)%
Selling and marketing	8,439	9,110	(7)%	28,986	31,906	(9)%
General and administrative	11,225	10,758	4%	33,886	36,005	(6)%
Restructuring	6,539	—	—%	15,425	—	—%
Total operating expenses	$34,381	$30,580	12%	$108,343	$104,383	4%
Research and development as a percentage of net revenue	8%	9%		10%	11%
Selling and marketing as a percentage of net revenue	8%	8%		10%	10%
General and administrative as a percentage of net revenue	11%	9%		11%	11%
Restructuring as percentage of net revenue	6%	0%		5%	0%
Total operating expenses as a percentage of net revenue	33%	27%		36%	32%

Research and development expenses decreased by $2.5 million and $6.4 million during the three and nine months ended March 31, 2026, respectively, as compared to the same periods in the prior fiscal year primarily due to a $1.9 million and $5.8 million decrease in compensation and benefit costs as part of the FY26 Restructuring Plan for the three and nine months ended March 31, 2026, respectively, and lower spending for research and development projects in fiscal year 2026. In addition, the decrease in compensation and benefit costs expense during the nine months ended March 31, 2026, includes $2.9 million in labor costs that were capitalized for software development projects as compared to the prior year period.

Selling and marketing expenses decreased by $0.7 million and $2.9 million during the three and nine months ended March 31, 2026, respectively, as compared to the same periods in the prior fiscal year, primarily due to lower compensation and benefit costs as part of the FY26 Restructuring Plan, and reduced spending on travel and trade shows in connection with ongoing cost-saving initiatives.

General and administrative expenses increased by $0.5 million and during the three months ended March 31, 2026 as compared to the same period in the prior fiscal year primarily due to higher consulting and legal costs, partially offset by lower compensation and benefit costs as part of the FY26 Restructuring Plan. General and administrative expenses decreased by $2.1 million during the nine months ended March 31, 2026 as compared to the same periods in the prior fiscal year primarily due to $3.1 million in lower compensation and benefits costs as part of the FY26 Restructuring Plan, partially offset by higher bad debt expense.

Restructuring charges

The following table summarizes the restructuring charges (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Severance and employee related costs	$4,456	$—	$10,040	$—
Third-party implementation and other costs	920	—	3,010	—
Asset impairment	1,163	—	2,375	—
Total restructuring charges	$6,539	$—	$15,425	$—

Income from equity method investment, net

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	Percent Change	2026	2025	Percent Change
Income from equity method investment, net	$408	$2,297	(82)%	$1,318	$3,829	(66)%

Income from equity method investment, which relates to our JV, decreased by $1.9 million and $2.5 million during the three and nine months ended March 31, 2026, respectively, as compared to the same periods in the prior fiscal year, primarily due to decrease in revenue due to less shipments from our JV to its end customers.

Interest expense

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	Percent Change	2026	2025	Percent Change
Contractual interest coupon payments	$3,468	$2,390	45%	$10,612	$7,510	41%
Interest paid-in-kind	2,385	-	-	7,076	-	-
Amortization of debt financing costs and discount for warrants issued to lenders	2,325	270	761%	5,849	799	632%
Other	268	230	17%	670	419	60%
Total interest expense	$8,446	$2,890	192%	$24,207	$8,728	177%

Interest expense increased $5.5 million and $15.5 million during the three and nine months ended March 31, 2026, respectively, as compared to the same periods in the prior fiscal year, primarily due to our electing of non-cash interest-paid-in-kind during the current fiscal year and higher debt issuance costs as a result of debt financing costs and additional amortization costs related to issuance of warrants.

Gain from change in fair value of warrant liability

Our Penny Warrants are accounted for as a liability with the changes in the fair value of the warrants recognized in the statement of operations and comprehensive loss. During the three and nine months ended March 31, 2026, we recorded a gain of $3.4 million and $7.2 million, respectively, due to a decrease in the share price of our common stock during the periods.

Other income (expense), net

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	Percent Change	2026	2025	Percent Change
Interest income	$181	$322	(44)%	$699	$903	(23)%
Foreign currency exchange gain	2,623	(1,033)	354%	2,831	1,318	115%
Costs for hedging activities	(396)	(630)	(37)%	(1,129)	(1,826)	(38)%
Other, net	21	47	(55)%	(485)	(38)	1176%
Total other income (expense), net	$2,429	$(1,294)	288%	$1,916	$357	437%

Other income (expense), net increased during the three and nine months ended March 31, 2026, as compared to the same periods in the prior fiscal year, primarily due to favorable foreign currency transactions resulting from our cash flow hedging activities and a decrease in costs for hedging activities.

Provision for income taxes

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	Percent Change	2026	2025	Percent Change
Provision for income taxes	$468	$457	2%	$1,512	$1,777	(15)%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. The provision for income taxes is primarily related to foreign income taxes.

Liquidity and Capital Resources

At March 31, 2026, we had $38.1 million in cash and cash equivalents, excluding restricted cash. Cash from operations could be affected by various risks and uncertainties, including declines in our revenue, particularly without a corresponding decrease in our expenses, the timing of payments from our customers and our expenditures, as well as but not limited to, macroeconomic conditions, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations, and the risks included in Part II, Item 1A titled “Risk Factors.” In particular, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2026. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to have an impact through fiscal year 2026. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by macroeconomic conditions.

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

On June 6, 2025, we entered into a senior secured credit agreement (the “Financing Agreement”) by and among the Company, as borrower (the “Borrower”), TCW Asset Management Company LLC, a leading global asset manager (“TCW”), as collateral agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Collateral Agent”) and as administrative agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent”, and together with the Collateral Agent, each an “Agent” and collectively, the “Agents”), and certain other parties signatory thereto. The Financing Agreement provides for (a) $150 million of new five-year term loan facility (the “Term Loan Facility”), (b) a new $20 million delayed draw term loan facility (the “Delayed Draw Facility”) and (c) a new $20 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility and Delayed Draw Facility, the “Facilities”). The proceeds of the Delayed Draw Facility may be used to fund any future repurchases of outstanding 3.75% Convertible Senior Notes due 2026 (“2026 Notes”). In December 2025, we entered into amendments to the Financing Agreement. The first amendment to the Financing Agreement (the "First Amendment") provided for the inclusion of certain restricted cash balances in the liquidity covenant in the Financing Agreement. The second amendment to the Financing Agreement (the "Second Amendment") provided for (i) the removal of the leverage condition we must meet to draw down on the Delayed Draw Facility; (ii) the reduction of the capacity of the Delayed Draw Facility to $18.25 million; and (iii) the delay of the commencement of the requirement for us to meet the fixed charge coverage ratio and leverage ratio to December 31, 2026. In addition, we agreed to pay $2.4 million in additional fees and amounts available to be drawn under the revolving credit facility were reduced to $15.0 million through December 31, 2026.

On June 6, 2025, concurrently with our entry into the Financing Agreement, we issued detachable warrants to purchase our common stock to certain of our lenders (the “Warrant Holders”) under the Financing Agreement. The Warrant Holders were issued warrants to purchase (i) 17,180,710 shares of common stock with an exercise price of $1.68 per share, exercisable on and after December 7, 2025 and expiring on June 6, 2032 (the “June 2025 Premium Warrants”) and (ii) 6,247,531 shares of common stock with an exercise price of $0.01 per share, which are exercisable immediately and expire June 6, 2032 (the “June 2025 Penny Warrants” and together with the June 2025 Premium Warrants, the “ June 2025 Warrants”). On December 15, 2025, concurrently with our entry into the Second Amendment, we issued detachable warrants to purchase our common stock to the Warrant Holders under the Amended Financing Agreement. The Warrant Holders were issued warrants to purchase (i) 3,062,726 shares of common stock with an exercise price of $1.50 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Super Premium Warrants”), (ii) 2,187,661 shares of common stock with an exercise price of $1.25 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Premium Warrants”), and (iii) 1,750,129 shares of common stock with an exercise price of $0.01 per share, which are exercisable immediately and expire on December 15, 2032 ( the "December 2025 Penny Warrants" and together with the December 2025 Premium Warrants and December 2025 Super Premium Warrants, the "December 2025 Warrants"). Pursuant to the terms of the Amended Financing Agreement if the Company uses the Delayed Draw Facility, the Company will be obligated to issue additional detachable warrants on terms substantially similar to the December 2025 Warrants to certain of its lenders under the Amended Financing Agreement. As of March 31, 2026, no warrants have been exercised.

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

As of March 31, 2026, $18.0 million aggregate principal amount of the 2026 Notes remain outstanding and will be due on June 1, 2026. We intend to predominately use proceeds from the Delayed Draw Facility to pay the remaining balance of the 2026 Notes. The 2026 Notes are classified as short-term debt on the consolidated balance sheets.

On April 13, 2026, we entered into a participation agreement with a third-party pursuant to which we agreed to sell our claims for refunds of previously paid tariffs imposed under the IEEPA. Under the terms of the participation agreement, the third-party purchased the $9.0 million of our refund claims for $6.6 million. Additionally, on April 21, 2026, we submitted approximately $9.0 million of tariff refund claims through CBP’s Consolidated Administration and Processing of Entries portal, of which $8.9 million were reported as having an accepted submission status of the date of this Quarterly Report on Form 10-Q

Additionally, the undistributed earnings of our foreign subsidiaries as of March 31, 2026, for all countries except Japan, France, Switzerland, Germany and the United Kingdom are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of our foreign earnings could be subject to income taxes. As of March 31, 2026, we had $8.8 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there will be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated.

Our cash flows for the nine months ended March 31, 2026 and 2025 are summarized as follows (in thousands):

	Nine Months Ended
	March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(9,408)	$12,568
Net cash used in investing activities	(10,926)	(5,121)
Net cash provided by financing activities	3,353	1,593
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(710)	812
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,691)	$9,852

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended March 31, 2026, was due to a net loss of $47.3 million, offset by $20.6 million from non-cash items and $17.2 million from the net changes of assets and liabilities.

●

Non-cash items primarily consisted of $7.1 million for non-cash paid-in-kind interest expense, $5.9 million of depreciation and amortization expense, $5.8 million for the amortization of debt financing costs and the discount for warrants, and $4.8 million of share-based compensation expense, partially offset by a $7.2 million unrealized gain on the fair value of warrants.

●

The major contributors to the increase from the net changes of assets and liabilities during the nine months ended March 31, 2026 were as follows: a decrease of $14.0 million in accounts receivable due to increased collections, and a $20.2 million increase in accounts payable that was primarily due to the timing of payments, partially offset by a $20.6 million increase in inventories that was primarily due to increased purchases of materials to meet expected demand.

Cash Flows from Investing Activities

Net cash used in investing activities was $10.9 million during the nine months ended March 31, 2026, due to spending $5.4 million for the purchase of property and equipment and $5.5 million for capitalized investments for software to be sold.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.4 million during the nine months ended March 31, 2026, due to $5.0 million of net borrowings from the Revolving Credit Facility, offset by $1.2 million in principal payments on our Term Loan Facility and 2026 Notes.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the nine months ended March 31, 2026 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2025.

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

During the nine months ended March 31, 2026, there were no material changes to the critical accounting policies and estimates, previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K filed with the SEC on August 28, 2025, as amended by the Company’s Annual Report on Form 10-K/A filed with the SEC on February 17, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not utilize derivative commodity instruments or other market risk sensitive instruments, positions or transactions, but we may in the future. However, we do use foreign currency forward contracts to hedge our exposure to foreign exchange risk. See Note 5, “Derivative Financial Instruments,” to the condensed consolidated financial statements for a description of our hedging program and the notional amounts and fair values of our derivative instruments outstanding as of March 31, 2026.

Concentration of Credit and Other Risks

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

The JV represented approximately 17% and 21% of our total net revenue during the three months ended March 31, 2026 and 2025 respectively, and represented approximately 16% and 27% of our total net revenue during the nine months ended March 31, 2026 and 2025 respectively. As of March 31, 2026, and June 30, 2025, the JV represented approximately 13% and 33%, respectively, of our total accounts receivable balance. We had no other customers who represented more than 10% of our total net revenues and total accounts receivable, as of such dates.

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

We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be partially offset by the changes in the fair value of the forward contracts. We have developed a foreign exchange risk management policy to mitigate foreign currency exchange rate fluctuation risk and as of March 31, 2026, we have entered into foreign currency forward contracts to purchase or sell foreign currencies. Changes in fair value of the foreign currency forward contracts are reported in earnings as part of other income (expense), net. We have not entered into any other types of derivative financial instruments for trading or speculative purposes. (See Note 5. Derivative Financial Instruments to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our foreign currency forward contracts).

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

Equity Price Risk

As of March 31, 2026, we have $18.0 million aggregate principal amount of 2026 Notes. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 170.5611 shares of common stock per $1,000 principal amount of the 2026 Notes, which is equivalent to a conversion price of approximately $5.86 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.86 upon conversion of the 2026 Notes. For every $1 that the share price of our common stock exceeds $5.86, we expect to issue an additional $3.1 million in cash or shares of our common stock, or a combination thereof, if all of the 2026 Notes, are converted. In connection with the Financing Agreement and the Second Amendment, we issued detachable warrants to purchase our common stock to lenders under the Financing Agreement. Any warrant exercise could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. See Note 8. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our warrants.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2026.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to these material weaknesses.

Remediation Measures

To remediate the material weakness resulting from the deficiency in the footnote disclosure review process described above, management has designed and is in the process of implementing enhanced review controls specific to financial statement footnote disclosures. These enhancements are intended to ensure greater precision in preparing and reviewing financial statement footnote disclosures, including additional reviewer involvement and targeted training for personnel responsible for review of the footnote schedules supporting the financial statement disclosures. Management has implemented these remediation efforts and will continue to evaluate and modify the remediation plan as appropriate.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, and has concluded that, other than the material weaknesses and remediation activities as described above under “Remediation Measures” there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●

Uncertainty or volatility in trade policy as well as enhanced international tariffs, including tariffs imposed by the United States and China that affect our products or components within our products, other trade barriers or a global trade war could decrease the volume of product sales in China and increase our costs and materially and adversely affect our business financial condition and results of operations.

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

●	The safety and efficacy of our products for certain uses is not yet supported by long‑term clinical data, and our products may therefore prove to be less safe and effective than initially thought.

●	Failures, disruptions, terminations, or replacements of our outsourcing providers or our logistics providers have occurred and could occur in the future, which could adversely impact our business.

●	Third parties may claim we are infringing their intellectual property or that we are operating outside the scope of or violating a license or other agreement relating to their intellectual property.

●	It is difficult and costly to protect our intellectual property and our proprietary technologies and we may not be able to ensure their protection.

●

We have identified material weaknesses in our system of internal controls as of June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026, and are in the process of remediation. If we fail to remediate such material weaknesses or otherwise fail to achieve and maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted.

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

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. We expect that the business of our customers and our own business will continue to be adversely impacted, directly or indirectly, by macroeconomic and geopolitical issues. Concerns over economic and political stability; inflation levels and related efforts to mitigate inflation; a potential recession; the level of U.S. national debt, the U.S. debt credit rating and U.S. budgetary concerns, including concerns over a U.S. government shutdown; currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies, including the impact of the China anti-corruption campaign and timing of China stimulus program on those economies; unemployment; the availability and cost of credit; trade relations, including the imposition of various sanctions, export controls, and tariffs by the United States and other countries; energy costs; instability in the banking and financial services sector; the recent escalation in conflict in Iran, the Middle East and Southwest Asia, including the impact on global supply chains and oil prices, as well as other geopolitical uncertainty and conflict, including with respect to the Russia-Ukraine conflict and increasing tension between China and the U.S.; changes in government administration policy positions and imposition of tariffs on global imports that could result in additional tariffs on specific industries, and uncertainties regarding impact, retaliations and further escalation, have contributed to increased volatility and diminished expectations for the economy and the markets in general. In turn, periods of economic slowdown or recession could lead to a reduction in demand for our products and services, which in turn would reduce our revenues and adversely affect our results of operations and our financial position. The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have and may continue to result in higher inflation in the U.S. and globally, which has led to an increase in costs and caused changes in fiscal and monetary policy, including increased interest rates. Other adverse impacts of recent macroeconomic conditions that have impacted us and may continue to impact us are foreign exchange rate fluctuations, supply chain constraints, logistics challenges, and fluctuations in labor availability. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

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

As of March 31, 2026, we had an accumulated deficit of $566.5 million. We have incurred net losses, and expect to incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

As of March 31, 2026, we had outstanding borrowings of $156.5 million, which includes $7.7 million in accumulated paid-in-kind interest, under our five-year term loan (the “Term Loan Facility”) with additional borrowings available of $15 million under our revolving credit facility (the “Revolving Credit Facility”) and $18.25 million under our delayed draw term loan (the “Delayed Draw Facility” and together with the Term Loan Facility and Revolving Credit Facility, the “Credit Facilities”), each of which will mature on June 6, 2030, and $18.0 million in principal amount outstanding of our 3.75% Convertible Senior 2026 Notes due June 1, 2026 (the “2026 Notes”). Substantially all of our assets secure the Credit Facilities. In the event of a default, the lenders would have the right to foreclose on those assets, which could severely impair or eliminate our ability to continue operating. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

In addition, the Credit Facilities expose us to interest rate risk. If the amount outstanding under the Credit Facilities remained at the level outstanding as of March 31, 2026 for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.8 million.

Uncertainty or volatility in trade policy as well as enhanced international tariffs, including tariffs imposed by the United States and China that affect our products or components within our products, other trade barriers or a global trade war could decrease the volume of product sales in China and increase our costs and materially and adversely affect our business financial condition and results of operations.

Our global business has been and could continue to be negatively affected by uncertainty or volatility in trade policy as well as trade barriers and other governmental protectionist measures, any of which can be imposed or modified suddenly and unpredictably. There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs and such uncertainty could continue with the changes in government administration policy positions and reactions to such policies. In February 2026, the U.S. Supreme Court ruled that the President does not have authority under the IEEPA to impose broad tariffs without explicit congressional authorization, striking down major tariffs previously in place. As a result of that ruling, U.S. Customs and Border Protection (“CBP”) outlined plans to establish a system for tariff refunds following an order by the Court of International Trade for CBP to progress with a tariff refund process. The first phase of the refund process and portal went live on April 20, 2026.

In addition, the U.S. presidential administration has indicated its intent to modify U.S. trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also imposed or announced enhanced international tariffs ranging from tariffs on certain imports, pursuant to Section 301 of Trade Act of 1974 (“Section 301”) and section 232 of the Trade Expansion Act of 1964 (“Section 232”) as well as a baseline tariff on virtually all imports pursuant to Section 122 of the Trade Act of  1974 (“Section 122”). Following the ruling by the U.S. Supreme Court, on the legality of the IEEPA tariffs, the U.S. presidential administration announced it would utilize authority under Section 122 of the Trade Act of 1974 to implement tariffs of up to 15% for a limited period of time without U.S. Congressional approval and may ultimately replace such tariffs with longer-lasting authority under Section 301 or Section 232. The Section 301 tariffs affect component parts including the linear accelerator for our CyberKnife platforms, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from other suppliers, which could significantly impact the cost of these parts. Currently, the Section 122 tariff rate is set at 10% and has not yet been raised to 15%. The Section 122 tariffs will expire on July 23, 2026. Any retaliatory tariffs could also impact our ability to export and sell our products into those countries.

With respect to tariff refund claims, there can be no assurance that we will receive any tariff refunds on a timely basis or at all, or that any such refunds, if received, will fully offset amounts previously paid or accrued. For example, in April 2026, the Company submitted approximately $9.0 million of tariff refund claims through CBP’s Consolidated Administration and Processing of Entries portal, of which $8.9 million were reported as having an accepted submission status of the date of this Quarterly Report on Form 10-Q. Refund claims may be delayed, denied or subject to dispute, and any delays or adverse determinations could negatively impact our cash flows, results of operations and financial position. Increased tariffs and evolving trade regimes may also heighten regulatory and customs compliance risks, including increased scrutiny by CBP and foreign customs authorities, disputes regarding tariff classification, valuation or country‑of‑origin determinations, and the potential for retroactive assessments, penalties, interest or delays in the clearance of our products. Prolonged uncertainty or volatility in trade policy and economic conditions, including uncertainty regarding future trade policy, potential tariff refund claims and shifting trade relationships could materially harm our business, financial condition and results of operations, especially if additional tariffs are placed on certain of our components or products or if any related counter-measures are taken by other countries. Our ability to mitigate the impact of tariff‑related cost increases may be limited by competitive pressures, long sales cycles, fixed‑price or long‑term customer contracts, and reimbursement or budgetary constraints faced by healthcare providers, particularly in China and other international markets. As a result, we may not be able to fully pass through increased costs to customers without adversely affecting demand.

In addition, our competitors, including domestic Chinese manufacturers and multinational companies that manufacture in countries not subject to the same tariffs, may not face equivalent cost increases, which could result in a relative competitive disadvantage for our products in affected markets, particularly China. We have experienced increased costs associated with tariffs and in light of continued uncertainty surrounding tariffs imposed by the United States and China, and overall trade relations between the two countries, the volume of our product sales in China has and may continue to decrease.

Tariffs increase the cost of our products and the components and raw materials that go into making them. An increase in our costs adversely impacts the gross margin that we earn on our products and we have been unable to fully pass tariff-related cost increases to our customers, particularly because healthcare providers face reimbursement constraints and competitive pressures limit or pricing flexibility. We may not be able to forecast such impacts accurately. Although we continue to work with our vendors and customers to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope, and nature of the tariffs. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected. If existing tariffs associated with U.S.-China trade increase, we would expect minimal shipments to China despite customer demand.

These tariffs are subject to a number of uncertainties as they are implemented, including future adjustments and changes. We continue to monitor trade policy developments on a real-time basis. To date, tariff impacts have materially reduced our China product revenues and adversely affect our gross margins. If tariffs escalate or persist, we expect further reductions in China revenues and ongoing gross margin pressure, with limited ability to offset costs through pricing adjustments given our customers’ reimbursement constraints.

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

More generally, several governments, including the U.S., have raised the possibility of policies to induce "re-shoring" of supply chains, less reliance on imported supplies, and greater national production. Examples include potential "Buy America" requirements in the U.S. If such steps by local governments trigger retaliation in other markets restricting access to foreign products in purchases by their government-owned healthcare systems, the result may have an adverse impact on our business, financial condition, or results of operations.

In addition, export controls and economic sanctions imposed by the United States and other countries could negatively affect our global business. Although export controls and economic sanctions enforcement agencies have often provided exceptions or favorable licensing policies for exports of medical devices, there is no guarantee that any such exceptions or licensing policies will be included in connection with any future impositions of new export controls or economic sanctions. Additionally, even if the relevant enforcement agencies do adopt favorable exceptions or licensing policies for medical device exports, those exceptions or policies might not be broad enough to permit our continued exports to affected countries and/or end users.  Even if favorable licensing policies do exist, we might not be able to obtain required export licenses within a commercially reasonable amount of time. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Any exports or sales of our products into Russia and Belarus may be impacted by these restrictions. For instance, we are not able to ship certain spare or replacement parts into Russia and Belarus, which impacts our distributor's ability to service our installed base in such countries as we have distributors in Russia. The military conflict in Ukraine has also led to an expansion of sanction programs imposed against Russia by the United States, Canada, the EU, the United Kingdom, Switzerland, and Japan, among others, that in relevant part, impose sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the EU, making it increasingly difficult to transfer money from Russia to other countries. In response to international sanctions, and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and imposed other economic and financial restrictions. If we are unable to receive payment from customers in Russia or transfer money outside of Russia, it could affect our ability to convert backlog from that region into revenue. The situation continues to evolve, and the United States, the EU, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and measures, as well as existing and potential further responses from Russia or other countries, could adversely affect the global economy and financial markets, as well as our business, financial condition and results of operations, which may also magnify the impact of other risks described in this “Risk Factors” section.

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

We derive most of our revenue from our international operations, and we plan to continue expanding our business in international markets in the future. In addition, we have employees engaged in R&D, manufacturing, administration, support and sales and marketing activities.

As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:

●

economic or political instability in the world or in particular regions or countries in which we do business, including the market volatility resulting from conflicts or war, such as the Russia-Ukraine conflict and the recent escalation of conflict in Iran, the Middle East and Southwest Asia, and changes in government administration policy positions;

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

●

effective compliance with privacy, data protection and information security laws, such as the U.S. Department of Justice Data Security Program (“DSP”) rules. European Union (“EU”) General Data Protection Regulation (the “GDPR”) and new regulations in China;

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

●

the unfamiliarity of shipping companies and other logistics providers with U.S. export controls and economic sanctions laws and their available exceptions for medical devices, which may lead to their unwillingness to ship or delays in shipping, our products to certain nations and customers despite such shipments being permitted under such laws;

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

In addition, we depend on one of our customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from our major customer could have a material adverse effect on our revenue and operating results. The JV represented approximately 17% and 21% of our total net revenue during the three months ended March 31, 2026 and 2025, respectively, and represented approximately 16% and 27% of our total net revenue during the nine months ended March 31, 2026 and 2025, respectively. In the future, our major customer may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns.

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

Disruptions caused by ongoing or future global conflicts, including those resulting from conflicts affecting or in close proximity to countries and regions in the Middle East, may result in extended lead times, delays in supplier deliveries, and increasing freight costs. The risk of supply disruptions caused by these factors may further result in delays in the delivery of our products. Furthermore, as a result of the effects of the macroeconomic conditions, including inflation, and supply chain challenges, some of our suppliers have limited or reduced the sale of such components to us or increased the cost of such components to us. If these conditions worsen, or if these suppliers were to experience financial difficulties, additional supply chain or other problems that prevents them from supplying us with the necessary components, we could fail to meet product demand, which could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components, including as a result of global shortages in important components, have resulted in, and will continue to cause, inflationary pressure on our supply chain and a significant increase in the costs of these components, which have materially affected and could continue to adversely affect our results of operations. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2026. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. Difficulties in obtaining a sufficient supply of component materials could increase as well as the costs associated with such components, and we expect such difficulties to persist through at least fiscal year 2026. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

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

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss, unavailability of or damage to data and intellectual property through a cyberattack (including ransomware and other attacks) or other security breaches or incidents. While management is committed to identifying cybersecurity risks and working to address them through oversight of data security by our Chief Information Security Officer and implementation of various technical safeguards, procedural requirements and policies, regardless of the resources we allocate and the effectiveness with which we manage them, we face a risk of cyberattacks and other security breaches and incidents. Any cyberattacks or other security breaches or incidents we suffer could expose us to a risk of lost, unavailable, or corrupted information, unauthorized disclosure or other processing of information, claims, litigation and possible liability to employees, customers and others, and investigations and proceedings by regulatory authorities. Cyberattacks and other means of creating security breaches and incidents or disruptions continue to increase in frequency, sophistication, and intensity and are becoming increasingly difficult to detect on a timely basis or otherwise, especially as they relate to attacks on third-party providers or their vendors. Such attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Techniques used to compromise or sabotage systems, including the use of advanced technologies, such as machine learning or artificial intelligence ("AI") change frequently, may originate from less regulated and remote areas of the world, may be difficult to detect, and generally are not recognized until after they are launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures. Additionally, cyberattack activity may be heightened in connection with geopolitical events such as the Russia-Ukraine conflict and recent escalation of conflict in Iran, Middle East and Southwest Asia. In addition to potential exposure to cyberattacks, security incidents, or other actions that may compromise the security of or interfere with the function of our products, defects or vulnerabilities in the software or systems of our third-party vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, results of operations, or cash flows and may also harm our reputation, brand, and customer relationships.

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

To date, we have not experienced any cyberattack or security breach or incident that has had a material impact on our operations or financial results; however, we cannot provide any assurance that this will remain the case. There can be no assurance that any efforts we make to prevent against such privacy or security breaches or incidents have been or will be able to prevent breakdowns or breaches or incidents in our systems or those of our third-party service providers that could adversely affect our business. In addition, privacy and security breaches and incidents arising from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized persons or to the public and may compromise our security systems. Third parties may also attempt to fraudulently induce employees or customers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received in the past and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. We may also face increased cybersecurity risks due to our reliance on internet technology and many of our employees working remotely at least part of the time, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition, adversaries might attempt to gain unauthorized access to our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties, which, if successful, could pose a risk of loss, unavailability, or corruption of, or unauthorized access to or acquisition of, data, risk to patient safety and risk of product recall. The techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, and we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Third-party service providers store and otherwise process certain personal data and other confidential or proprietary information of ourselves and third parties on our behalf, and these service providers face similar risks. In addition, our employees, third-party service providers, strategic partners, or other contractors or consultants may input personal or confidential information, or other business data of ours, into an AI system (in particular, a system that is managed, owned, or controlled by a third party), which may disrupt and otherwise compromise our business operations, divert the attention of management and key information technology resources, potentially lead to security breaches or incidents or other unauthorized access to, or other use or processing of, personal information, our confidential information or other business data. Moreover, we manufacture and sell hardware and software products that allow our customers to store confidential information about their patients. Both types of products are often connected to and reside within our customers’ information technology infrastructures. We do not have measures to configure or secure our customers’ equipment or any information stored in our customers’ systems or at their locations, which is the responsibility of our customers. Our customers are also continually updating their cybersecurity standards for the products that they purchase. While we have implemented security measures designed to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not meet the standards set by our customers or be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and may not be recognized until launched against a target. A network security or systems security breach of incident suffered by ourselves or our third-party service providers or other events that cause the loss or unauthorized use or disclosure of, or access by third parties to, sensitive information stored by us or our customers could result in loss, unavailability, or unauthorized acquisition, modification, or other processing of data, and any such events, or the perception that these events have occurred or that our security measures for our products are lacking, could have serious negative consequences for our business, including indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our customers to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could have an adverse effect on our business, financial condition, and operating results.

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

Data transfer and localization requirements also appear to be increasing and becoming more complex. With regard to transfers to the U.S. of personal data from our employees and European customers and users, both the EU-U.S. Privacy Shield and standard contractual clauses issued by the European Commission (the “EU SCCs”) have been subject to legal challenge. In July 2020, the Court of Justice of the European Union (“CJEU”) released a decision in the Schrems II case (Data Protection Commissioner v. Facebook Ireland, Schrems) (the “CJEU Decision”), declaring the EU-U.S. Privacy Shield invalid and imposing additional obligations in connection with the use of the EU SCCs, another mechanism for cross-border personal data transfers from the European Economic Area (“EEA”). Although the EU SCCs remain a valid means to transfer personal data from the EEA, the CJEU imposed additional obligations in connection with their use and, on June 4, 2021, the European Commission issued revised EU SCCs that address certain concerns of the CJEU. The United Kingdom also has issued new standard contractual clauses (the “UK SCCs”) that became effective March 21, 2022, and which are required to be implemented. In March 2022, the EU and U.S. reached an agreement in principle on a new EU-U.S. Data Privacy Framework (“DPF”). In October 2022, the U.S. issued an executive order in furtherance of the DPF, on which basis the European Commission adopted an adequacy decision with respect to the DPF in July 2023, allowing its implementation and availability for companies to use to legitimize transfers of personal data from the E.U. to the U.S. It remains unclear, however, whether this framework will be appropriate for us to rely upon. The DPF has faced a legal challenge and it may be subject to additional challenges. Additionally, the European Commission’s adequacy decision regarding the DPF provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. Additionally, the U.S. Department of Justice issued final Data Security Program rules that took effect in April 2025 and places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China or with other specified links to China, Russia and other designated countries (the “DOJ DSP Rules”). These and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of various jurisdictions, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

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

Further, the U.S. government has undertaken an evaluation of national security concerns and other risks relating to the transfer of personally identifiable information from the United States to countries of concern, including China and Russia. In 2019, an executive order citing national security risks in the telecommunications sector served to block U.S. companies from buying certain information and communications technology or services sourced from foreign adversary countries such as China or Russia when the Commerce Department deems such products or services as posing undue or unacceptable risks to U.S. national security. On June 9, 2021, U.S. President Biden signed an executive order instituting a framework for determining national security risks of transactions that involve applications connected to governments or militaries of certain foreign adversaries or that collect sensitive personal data from U.S. consumers. On February 28, 2024, U.S. President Biden issued an executive order to build upon those previous orders by restricting access to bulk sensitive personal data and U.S. government-related data by countries of concern. The Department of Justice (DOJ) used authority under those executive orders to issue the Data Security Program rules (the “DSP rules”), which took effect in April 2025 and which prohibit or restrict the sharing of bulk U.S. sensitive personal data with recipients who are located in or affiliated with countries of concern, which are defined to include China and Russia. If our operations, including those involving the processing of U.S.-collected data such as medical imagery, through the JV in China, causes us to become subject to executive orders, sanctions, or other measures that bans or otherwise restricts transfer of data to the JV in China, it may increase costs as we seek operational and data processing alternatives.

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

In addition, intellectual property protection in the field of AI is still developing, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI technologies and relevant system input and outputs. If we fail to obtain protection for the intellectual property rights concerning our AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products, which could adversely affect our business, reputation, financial condition, or results of operations.

Additionally, new and evolving laws and regulations related to the development and use of AI and machine learning technologies have been proposed, and in certain cases enacted, in various jurisdictions in which we operate, including the United States, and the EU has adopted an AI Act that adopts an overall regulatory framework for AI. These laws and regulations may impose onerous obligations and may require us to unexpectedly rework or reevaluate improvements to be compliant. For example, as the FDA and other regulatory authorities continue to develop their policies around AI, it is possible that medical products using AI and machine learning will become subject to significant additional regulatory oversight. The cost to comply with such laws, regulations, decisions, and guidance on these laws as well as any adjustments to our business plans or operations based on changes to how such laws are enforced, could be significant and could increase our operating expenses. Use of AI technologies may expose us to an increased risk of regulatory enforcement and litigation. Moreover, some of the AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection. Such increase in expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition, and results of operations.

Though we have taken steps to be thoughtful in our development, training, implementation, and use of AI and machine learning technologies, it could pose certain risks to our customers, including patients, clinicians, and healthcare institutions, and it is not guaranteed that regulators will agree with our approach to limiting these risks or to our compliance more generally. Risks can include, but are not limited to, the potential for errors or inaccuracies in the algorithms or models used by AI, the potential for bias or inaccuracies in the data used to train the AI, the potential for improper processing of personal information, and the potential for cybersecurity breaches that could compromise patient data or product functionality. Such risks could negatively affect the performance of our products, services, and business, as well as our reputation and the reputations of our customers, and we could incur liability through the violation of laws or contracts to which we are a party or civil claims.

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

We are reliant on the timely, accurate, and consistent provision of outsourced services for various services and business functions, as well as third parties who perform shipping and logistics functions on our behalf. Failures, disruptions, terminations, or replacements of our outsourcing providers or our logistics providers have occurred and could occur in the future, which could adversely impact our business.

Our strategy to maintain or reduce our costs of operations includes the implementation of certain business process outsourcing initiatives for the provision and support of certain internal business functions. We may have limited control over these third parties, and we cannot guarantee that they will perform their obligations in an effective and timely manner. Our operations may be adversely affected if there is a failure, disruption, or malfunction (including cybersecurity breaches and other risks) in the provision of such outsourced services, or if the relationship with or services provided by such vendors are terminated in whole or in part. Further, we may not be able to find an alternative vendor in a timely manner, on acceptable terms, or that can provide adequate services or functionality. If any of these third-party vendors fail to implement proper controls to meet our industry’s regulatory requirements, violate laws, do not fulfill their contractual obligations, or act inappropriately in conducting their services on our behalf, our operations and reputation could be negatively impacted and result in regulatory fines and penalties.

Outsourcing may also require us to change our existing operations or adopt new processes for providing or managing such services. If there are delays or difficulties in changing business processes or our third-party vendors do not perform as expected, it may delay our ability realize the anticipated functionality or benefits of these relationships. Terminating or transitioning, in whole or in part, arrangements with vendors could result in additional costs or penalties, risks of operational delays and interruptions, or potential errors and control issues during the termination or transition phase. If we experience an interruption or loss of access to data resulting from a malfunction, termination, transition or other disruption in outsourced services, our business and results of operations could be materially and adversely impacted.

In addition, customer service is a critical element of our sales strategy. Third party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of macroeconomic factors, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, in recent years, we have experienced delays in shipment of parts to customers as well as increased freight and logistics expenses due to macroeconomic factors and these impacts could intensify. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs to continue through at least fiscal year 2026. If this continues for longer than we expect or if any of the above occurs our customers may experience further delays and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

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

Additionally, we have written agreements with collaborators regarding the ownership of intellectual property arising from our collaborations. These agreements generally provide that we must negotiate certain commercial rights with collaborators with respect to joint inventions or inventions made by our collaborators that arise from the results of the collaboration. In some instances, there may not be adequate written provisions to clearly address the resolution of intellectual property rights that may arise from a collaboration. If we cannot successfully negotiate sufficient ownership and commercial rights to the inventions that result from our use of a third-party collaborator’s materials where required, or if disputes otherwise arise with respect to the intellectual property developed with the use of a collaborator’s technology, we may be limited in our ability to utilize these intellectual property rights. In addition, we may face claims by third parties that our agreements with employees, contractors or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property or may lose our exclusive rights in that intellectual property. Either outcome could harm our business.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of March 31, 2026, customer contracts with extended payment terms of more than one year amounted to approximately 5% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

●

we may not be in a position to exercise sole decision making authority regarding any collaboration, partnership, alliance or joint venture, which could result in impasses on decisions or decisions made by our partners, and our partners in such collaborations, partnerships, alliances or joint ventures may have economic or business interests that are, or may become, inconsistent with our interests. For example, our JV partner, CNNC High Energy Equipment (Tianjin) Co., Ltd., is a subsidiary of China Isotope and Radiation Corporation, which is a holding subsidiary of China National Nuclear Corporation (“CNNC”), which is a Chinese state-owned entity. CNNC is currently listed on the Non-SDN Chinese Military-Industrial Complex Companies List maintained by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) as well as the United States Department of Defense’s list of Chinese Military Companies operating directly or indirectly in the United States under Section 1260H of the National Defense Authorization Act for Fiscal Year 2021. Although these designations do not prohibit us from transacting with CNNC, CNNC’s subsidiaries or the JV, we may be exposed to certain commercial, operational, and reputational risks as a result of CNNC being a state-owned entity and thus controlled by the Chinese government where CNNC may make politically motivated business decisions that do not align with our commercial interests. In addition, CNNC could conduct business with other companies, organizations or institutions that attract unfavorable political attention in the United States, which could harm our reputation.  These designation may result in negative publicity for us and the JV. Further regulatory changes adding CNNC or our JV partner to additional lists or export and sanctions related restricted or prohibited parties or further controls on entities viewed as connected to the Chinese military could impact the JV. Additionally, the United States government could use other measures to impose additional restrictions or export controls, which could apply to CNNC. Any such regulatory actions, including the imposition of sanctions, expansion of the United States Department of Defense’s list of Chinese Military Companies operating directly or indirectly in the United States, or other export control measures applicable to CNNC or its affiliates, could restrict our ability to sell products to or through the JV, receive payments from the JV, provide technology, software updates, services, or other support, or otherwise conduct business in China, and could require us to modify or terminate aspects of the JV or our broader China commercial strategy, any of, which could materially and adversely affect our business, financial condition, results of operations and profitability;

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

We have identified material weaknesses in our system of internal controls as of June 30, 2025, September 30, 2025, December 31, 2025 and March 31, 2026, and are in the process of remediation. If we fail to remediate such material weaknesses or otherwise fail to achieve and maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal, or unauthorized transactions. If we cannot maintain effective controls and provide timely and reliable financial reports, our business and operating results could be harmed. As more fully disclosed in Part I, Item 4 “Controls and Procedures,” the Company concluded that as of June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026, its internal control over financial reporting was not effective as a result of two material weaknesses. The material weaknesses related to the review of the footnote schedules supporting financial statement disclosures and inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under GAAP principally resulting from incorrect assessment during the initial adoption of ASC 606. The material weaknesses resulted in misstatements related to the disclosure of remaining performance obligations included in Note 2, Revenue of the Company’s financial statements, which resulted in the restatement of our financial statements for the year ended June 30, 2025 and the three-months ended September 30, 2024, December 31, 2024, March 31, 2025, and September 30, 2025. In addition, based on these material weaknesses, management re-evaluated the effectiveness of internal control over financial reporting and concluded that as of June 30, 2025, September 30, 2025, and December 31, 2025, the Company had not maintained effective internal control over financial reporting.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, which could be difficult or impossible depending on the state of economic and capital markets environments at the time, as well as the state of our business, operating results and financial condition. For example, any sustained disruption in the capital markets from the global economic environment could negatively impact our ability to raise capital. Our ability to raise additional capital or access capital can be affected by macroeconomic events which affect the economy and the financial and banking sectors in particular. Failures at banks and other financial institutions, or issues in the broader U.S. financial system, including uncertainty related to the debt ceiling, increased interest rates, and lack of availability of credit, which may have an impact on the broader capital markets and, in turn, our ability to access those markets. In addition, the tightening of the credit markets and lending standards could make it more difficult to raise capital through either debt or equity offerings on commercially reasonable terms or at all. Also, our debt levels may impair our ability to obtain additional financing in the future. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. In particular, the Warrants that we issued to the lenders in connection with the Credit Facilities contain anti-dilution provisions, among other things, including price protection anti-dilution protection in the event that the Company sells stock at a price below $1.00 per share in the case of the Penny Warrants, $1.25 per share in the case of the June 2025 Premium Warrants, $0.93 per share in case of the December 2025 Premium Warrants and $1.12 per share in case of the Super Premium Warrants. We cannot assure that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

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

The CyberKnife and TomoTherapy platforms, including the Radixact System, as well as the Precision Treatment Planning software are medical devices that are subject to extensive regulation in the United States by local, state and the federal government, including the FDA. The iDMS Data Management System connects these systems and may be regulated as a medical device in some markets. The FDA most recently cleared Surface Guided Radiation Therapy (SGRT) on Radixact System under K223159 on June 23, 2023. ClearRTTM for onboard kVCT imaging was previously cleared on the Radixact System under K202412 on December 18, 2020. The FDA regulates virtually all aspects of a medical device design, development, testing manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use or indication or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive, lengthy and unpredictable. The FDA’s 510(k) clearance process generally takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Additionally, outside of the United States, our products are subject to clearances and approvals by foreign governmental agencies similar to the FDA. In order to market our products internationally, we must obtain licenses or approvals from these governmental agencies, which could include local requirements, safety standards, testing or certifications, and can be time consuming, burdensome and uncertain. Despite the time, effort and cost, there can be no assurance that a particular device or a modification of a device will be approved or cleared by the FDA or any foreign governmental agency in a timely fashion, if at all. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products, and how those products can be promoted.

Medical devices may only be marketed for the indications for which they are approved or cleared. The FDA and other foreign governments also may change their policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of our device, or could impact our ability to market our currently approved or cleared device. We are also subject to medical device reporting regulations, which require us to report to the FDA and other international governmental agencies if our products cause or contribute to a death or a serious injury, or malfunction in a way that would likely cause or contribute to a death or a serious injury. We also are subject to the Quality Management System Regulation (“QMSR”) in the U.S. and ISO 13485 certification in many international markets, compliance with which is necessary to receive FDA and other international clearances or approvals to market new products and is necessary for us to be able to continue to market a cleared or approved product in the United States or globally. After a product is placed in the market, we are also subject to regulations by the FDA and Federal Trade Commission related to the advertising and promotion of our products to ensure our claims are consistent with our regulatory clearances, that there is scientific data to substantiate our claims and that our advertising is not false or misleading. Our products are also subject to state regulations and various worldwide laws and regulations.

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

The stock market in general has recently experienced relatively large price and volume fluctuations, particularly in response to macroeconomic factors. In addition, the trading prices of the stock of healthcare companies of our size can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of these companies. Our stock price has experienced periods of volatility and has declined significantly in recent quarters. Broad market fluctuations may also harm our stock price. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Any negative change in the public’s perception of the prospects of companies that employ similar technology or sell into similar markets could also depress our stock price, regardless of our actual results.

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

●	regulatory developments related to manufacturing, marketing or sale of the CyberKnife or TomoTherapy platform;

●	political or social uncertainties, including as a result of the Russia-Ukraine conflict and recent escalation of conflict in Iran, the Middle East and Southwest Asia;

●	changes in product pricing policies;

●	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

●	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ and our own estimates;

●	recruitment or departure of key personnel;

●	the performance of our competitors and investor perception of the markets and industries in which we compete;

●	announcement of strategic transactions or capital raising activities; and

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

The exercise of outstanding warrants to acquire our common stock will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. As of March 31, 2026, there are (i) 17,180,710 shares of our common stock issuable upon exercise of the June 2025 Premium Warrants, (ii) 6,247,531 shares of our common stock issuable upon exercise of the June 2025 Penny Warrants, (iii) 3,062,726 shares of common stock issuable upon exercise of the December 2025 Super Premium Warrants, (iv) 2,187,661 shares of common stock issuable upon exercise of the December 2025 Premium Warrants, and (v) 1,750,129 shares of common stock issuable upon exercise of December 2025 Penny Warrants. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares. In addition, the perceived risk of dilution as a result of the number of outstanding Warrants may cause our stockholders to be more inclined to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our common stock price could encourage investors to engage in short sales of our common stock, which could further contribute to price declines in our common stock. The fact that our warrant holders can sell substantial amounts of our common stock in the public market could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

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

At March 31, 2026, we had $38.1 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect domestic and international financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds may in the future lead to market-wide liquidity problems. In addition, the tightening of the credit markets would make it more difficult to raise capital through either debt or equity offerings on commercially reasonable terms or at all.

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

Unexpected events beyond our control, including as a result of responses to epidemics or pandemics; fires or explosions; natural disasters, such as hurricanes, floods, tornadoes and earthquakes; war or terrorist activities (including the conflicts in Russia-Ukraine recent escalation of conflict in Iran, the Middle East and Southwest Asia); unplanned outages; supply disruptions; and failures of equipment or systems, including telecommunications systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacturing and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our business, financial condition and results of operation.

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

In addition, risks associated with climate change are subject to increasing societal, regulatory and political focus in the U.S. and globally. While the effects of climate change in the near-and long-term are difficult to predict, shifts in weather patterns caused by climate change are expected to increase the frequency, severity, or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures, or flooding, which could cause more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities, and other customers, reduced workforce availability, increased costs of raw materials and components, increased liabilities, and decreased revenues than what we have experienced in the past from such events. In addition, increased public concern over climate change has and could result in new legal or regulatory requirements designed to mitigate the effects of climate change, including regulating greenhouse gas emissions, alternative energy policies, and sustainability initiatives. , Further, Environmental, Social and Governance (“ESG”)-related laws continue to evolve in scope and complexity, including proposed, issued and implemented legislation and rulemakings in the EU and the State of California that would require companies to assess and/or disclose climate metrics, risks, opportunities, policies and practices. These initiatives are not always consistent and could result in the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations, which could result in increased compliance burden and costs to meet such regulatory obligations and could also impact how we source raw materials from suppliers, our manufacturing operations, and how we distribute our products. There has also been changing expectations from the market and other stakeholders with respect to ESG practices. Opinions, perspectives and expectations on ESG matters may differ among our stakeholders and may evolve over time. We have been and may continue to be subject to conflicting expectations and views on various matters, and legal requirements and interpretations may change. Any such developments could have a significant effect on our operating and financial decisions, including those involving capital expenditures to comply with new regulatory requirements or stakeholder expectations, which could harm our business, financial condition and results of operations. If we fail to comply with certain ESG-related laws, our products become non-compliant with such laws, or we fail to meet the expectations of our stakeholders on ESG-related matters, it could result in a loss of market access or a decline in our success in competitive bidding or public tender processes, and we could incur costs or face other sanctions, such as restrictions on our products entering certain jurisdictions, fines, and/or civil or criminal sanctions.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the third quarter of year fiscal 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Separation Agreement and General Release by and between Registrant and Sandeep Chalke, dated March 13, 2026.	8-K	001-33301	10.1	3/19/2026

10.2	Letter Agreement Amendment by and between Accuray Incorporated and Dedication Capital, LLC, dated April 1, 2026.	8-K	001-33301	10.1	4/7/2026

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

ACCURAY INCORPORATED

Date: May 6, 2026
	By:	/s/ STEVE LA NEVE
Steve La Neve
Chief Executive Officer

	By:	/s/ ALI PERVAIZ
Ali Pervaiz
Senior Vice President & Chief Financial Officer