Form 10-K
period 2026-06-30
ACCURAY INC
filed 2026-08-27
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Registrant’s telephone number, including area code: (608) 824-2800

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

The aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant based on the last sale price for such stock on December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was: $86,940,088. Shares of the registrant’s common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 21, 2026, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 119,439,307.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2026 Annual Meeting of stockholders to be filed within 120 days of our fiscal year end (the “2026 Proxy Statement”) are incorporated by reference in Part III of this Form 10‑K.

ACCURAY INCORPORATED

YEAR ENDED June 30, 2026

FORM 10‑K

ANNUAL REPORT

We own or have rights to various trademarks and tradenames used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi Art®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision®, AutoSegmentation™, CTrue™, H™ Series, iDMS®, InCise™, Iris™, CyberKnife M6™ Series, Accuray OIS Connect™, PreciseART®, PreciseRTX®, Treatment Planning System™, TOMO®, TomoDirect™, TomoEDGE™, TomoH®, TomoHD®, TomoHDA™, TomoHelical™, TomoTherapy Quality Assurance™, Radixact®, Onrad™, S7™, Accuray Helix®, CyberComm™, AEX®, ClearRT® , XChange®, Accuray Stellar™, QUICKPLAN®, CYBERKNIFE VSI®, and VoLO™.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K includes forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding expectations and beliefs regarding the effect of macroeconomic conditions, inflation and changes in government administration policy positions as a result of the current presidential administration on our operations and financial results as well as the markets and industry in general; future revenues and expenses, including our expectations regarding timing of recognition of revenue from performance obligations and our expectations regarding the impact of supply chain issues; our sales, distribution and marketing efforts; reimbursement rates and its effects on our business; regulatory requirements, including our compliance with applicable regulations; future orders and expectations regarding our book-to-bill ratio; the radiation therapy market; expectations regarding the economic impact of cancer; our strategy; our products and offerings, including their capabilities and benefits and anticipated benefits to patients and physicians; the factors that contribute to the long-term success of our products; our suppliers and manufacturing facilities; our intellectual property rights; the expected impact of changes in laws and regulations, including regulatory and tax laws; our expectations regarding litigation matters; our expectations regarding future capital requirements; our expectations regarding our liquidity and capital resources; our earnings or other financial results; our expectations regarding new products and features; our expectations regarding our joint venture with CNNC High Energy Equipment (Tianjin) Co., Ltd; our expectations regarding our debt, including our credit facility and warrants to purchase shares of our common stock; our expectations regarding the effects of foreign currency fluctuations; our expectations regarding our Transformation Plan and related restructuring activities, including the anticipated benefits, cost savings, margin improvements and timing thereof; our expectations regarding the impact of tariffs and trade policy; our expectations regarding the sufficiency of our cash resources and anticipated cash flows to fund our operations; and other statements using words such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “seek,” “should,” “will” and “would,” and words of similar import and the negatives thereof. Accuray Incorporated (“we,” “our,” or the “Company”) has based these forward‑looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Forward‑looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Factors that could contribute to such differences include, but are not limited to, those discussed under “Risk Factors” in Part I, Item 1A of this report. These forward‑looking statements speak only as of the date of this Annual Report on Form 10‑K and are subject to business and economic risks. We undertake no obligation to update or revise any forward‑looking statements to reflect any event or circumstance that arises after the date of this report except as required by applicable law.

PART I

Item 1. BUSINESS

The Company

Accuray Incorporated is a radiation therapy company that develops, manufactures, sells and supports treatment delivery, planning, imaging and data management solutions designed to help clinical teams deliver precise radiation treatments across a broad range of clinical cases. Our portfolio includes the CyberKnife robotic platform and a differentiated helical portfolio that includes the Accuray Stellar, Radixact, Accuray Helix and Tomo C Systems, where available. We believe these solutions provide clinicians with advanced capabilities to support accuracy, flexibility, motion management, image guidance, adaptive workflows and personalized treatment delivery.

Our solutions are designed to support clinical teams during individual treatments, across the treatment workflow and throughout the patient treatment journey, from curative to palliative care. Across our robotic and helical platforms, our solutions include:

•	Radiation therapy systems with software-enabled motion management capabilities designed to support real-time adaptation of treatment delivery for targets that move during treatment.

•

Treatment planning software that enables clinicians to use the differentiated capabilities of Accuray systems to create high-quality treatment plans and support precise, efficient treatment delivery across a broad range of clinical cases.

•

ClearRT helical kVCT imaging technology, available on selected systems and configurations, designed to produce high-quality CT images efficiently, with imaging length capabilities of up to 135 cm on selected configurations, supporting broad anatomical visualization and adaptive treatment workflows.

•

Automated tools designed to help clinicians identify anatomical changes during a course of treatment, evaluate whether re-planning may be clinically beneficial and adapt radiation dose to support treatment plan objectives.

•

Software tools designed to support efficient retreatment planning by helping clinicians evaluate prior dose information, generate new treatment plans and assess cumulative dose for patients who have previously received radiation therapy.

•

System architecture that accommodates third-party surface guidance interfaces to support patient positioning, monitor positioning accuracy during treatment and enable deep inspiration breath hold (“DIBH”) workflows for selected cancer treatments.

Our CyberKnife platform and helical portfolio, including Accuray Stellar, Radixact, Accuray Helix and Tomo C Systems, where available, are designed to support advanced radiation treatments such as SRS, SBRT, IMRT, IGRT and adaptive radiation therapy. These platforms are designed to support precise treatment delivery while helping clinicians manage dose to healthy tissue and organs at risk. The CyberKnife platform is also used by neurosurgeons for radiosurgery treatments involving brain and spine tumors, as well as selected neurologic and endocrine disorders, where clinically appropriate. We also provide related services, including customer support, installation, training and other professional services.

We were incorporated in California in 1990 and commenced operations in 1992. We reincorporated in Delaware in 2007. Our principal office in the United States is located in Madison, Wisconsin.

Our Strategy

Our goal is to develop equipment and technology that help clinicians deliver precise, customized radiation treatments for patients with cancerous or benign tumors, as well as selected neurologic or endocrine disorders, where clinically appropriate. We endeavor to achieve this goal by expanding the clinical and operational options available to healthcare providers and by positioning our portfolio to address a range of customer needs, clinical priorities and market access requirements. Our strategy includes continued adoption of the CyberKnife robotic platform and a differentiated helical portfolio, with Accuray Stellar positioned for adaptive radiotherapy, the Radixact System positioned as a flexible tailored solution, and Accuray Helix positioned as an entry point into the helical portfolio. Some of the key elements of our strategy include the following:

Increase physician adoption and patient awareness to drive utilization. We are continually working to increase adoption and awareness of our systems and educate clinicians and patients regarding their capabilities and clinical applications. We hold and sponsor symposia and educational meetings and support clinical studies that evaluate the use and potential benefits of our systems. We regularly meet with clinicians to discuss the versatility of our systems and how they may be used in appropriate clinical settings. We are also expanding our digital and social presence to reach and educate a broader audience of physicians and patients. To support awareness of our product offerings, we provide our customers with tools to develop marketing and educational campaigns for their communities.

Continue to expand the radiosurgery market. The CyberKnife System is a robotic radiosurgery system designed to treat tumors throughout the body. Published literature supports the use of the CyberKnife System in the treatment of various targets, including selected cancers, benign tumors and functional indications, where clinically appropriate. The CyberKnife System is used by both radiation oncologists and neurosurgeons, supporting cross-departmental utilization in hospitals and cancer centers. This multi-specialty use may help customers evaluate the clinical, operational and economic value of the platform when making capital equipment decisions. With more than 30 years of clinical experience, the CyberKnife System supports radiosurgery applications involving the head, base of skull and spine, where treatment accuracy is important due to the proximity of tumors or targets to critical structures.

Continue to innovate through clinical development and collaboration. The development and use of our products are supported by collaboration with clinicians, researchers and other partners. We seek feedback from system users to understand customer needs and to inform product development priorities. We continue to refine and upgrade our systems, including treatment delivery, imaging, motion management, treatment planning, adaptive workflow and data management capabilities. These efforts are designed to address customer needs, improve ease of use, support workflow efficiency and strengthen the differentiation of our robotic and helical platforms.

Differentiate our portfolio to address a broader range of customer needs. We are focused on positioning our radiation therapy portfolio to address the clinical, operational and economic needs of different customer segments. Within our helical portfolio, we position differentiated solutions across a range of capabilities and access points, with Accuray Stellar positioned for adaptive radiotherapy, the Radixact System positioned as a flexible tailored solution, and Accuray Helix positioned as an entry point into the helical portfolio. This portfolio approach is designed to support customer choice, expand access to helical radiation therapy and strengthen our ability to compete across diverse markets.

Expand sales in international markets. We intend to continue to increase our sales and distribution capabilities outside of the United States to address international demand for radiation therapy solutions. Outside of the United States, we currently have regional offices in Morges, Switzerland; Hong Kong, China; Shanghai, China; and Tokyo, Japan, and direct sales staff in most countries in Western Europe, Japan, India, Korea and Canada, combined with distributors in selected international markets across Europe, the Middle East, Africa, the Asia Pacific region and Latin America. We are also focused on improving commercial execution, strengthening distributor effectiveness and increasing utilization and value derived from our installed base through enhanced customer engagement, portfolio segmentation and solution offerings.

Expand services and solutions to drive recurring revenue and customer value. We are expanding our services business beyond traditional maintenance and support toward higher-value, integrated solutions. These offerings include remote diagnostics, workflow optimization, analytics and clinical support services designed to improve system uptime, reduce variability and support clinical productivity. We are also developing AI-enabled tools intended to support predictive maintenance and faster diagnostics, including AI-guided diagnostic tools designed to assist field service engineers in identifying and resolving service issues. We believe these efforts are intended to support recurring revenue opportunities, improve service efficiency and enhance customer lifetime value.

Improve operational efficiency and cost competitiveness. We are focused on transforming our operating model to improve efficiency, reduce complexity and lower our cost structure. Our initiatives include simplifying operations, improving system reliability and throughput, optimizing our supply chain and leveraging strategic partnerships and outsourcing where appropriate. These efforts are designed to reduce cost-to-serve, enhance scalability and support competitive pricing, while maintaining the quality and performance of our solutions.

Strategic partnerships and joint ventures. We intend to pursue strategic partnerships, interoperability agreements and joint ventures that we believe may allow us to complement our growth strategy, increase sales in our current markets and expand into adjacent markets, broaden our technology and intellectual property, and strengthen our relationships with customers.

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

•

In fiscal 2024, we announced a collaboration agreement with Oncopole Claudius Regaud (IUCT-Oncopole) in France, and Airbus SAS, a leader in the aerospace industry, to develop an AI-driven solution for predicting radiotherapy system performance. We also announced an agreement with TrueNorth Medical Physics LLC to provide radiation oncology departments with third-party support services that are complementary to those already supplied by us.

•

In fiscal 2026, we announced a 10-year strategic collaboration agreement with the University of Wisconsin School of Medicine and Public Health (UW SMPH) to advance personalized cancer treatments using Accuray’s Stellar™ adaptive radiation therapy platform. This agreement builds on longstanding shared history of partnership between Accuray and the school to develop precision radiation therapy technologies using imaging to precisely deliver dose sculpting for cancer treatments. This newest collaboration will support clinical research, education and training, and the development of adaptive therapies that help empower medical care teams to continually raise the standard in cancer care.

Our Products

Our products include robotic and helical radiation delivery systems, supported by treatment planning, imaging, motion management, adaptive workflow and data management software. The CyberKnife platform is our robotic radiation delivery platform. Our helical portfolio includes Accuray Stellar, Radixact, Accuray Helix and Tomo C Systems, where available, and is designed to provide differentiated solutions for a range of clinical, operational and market needs.

Robotic Radiation Delivery Solutions

The CyberKnife platform is a robotic radiation delivery system designed to support SRS and SBRT treatments throughout the body. The latest generation is the CyberKnife S7 System, which combines robotic treatment delivery, advanced precision, real-time motion tracking and synchronized treatment delivery. The platform is designed to treat cancerous and benign tumors throughout the body, as well as selected neurologic and endocrine disorders, where clinically appropriate. SRS and SBRT are typically performed on an outpatient basis in a limited number of treatment sessions, often one to five fractions, with treatment delivery times that may be as low as 15 minutes.

The CyberKnife S7 System is available for sale in most major markets globally. The system includes disease-specific tracking and treatment delivery solutions for brain, spine, lung and soft tissue tumors, with dedicated solutions for prostate treatments; improvements in treatment speed compared with earlier systems; additional treatment room configuration options; and expanded treatment node options designed to increase coverage and help manage dose to healthy tissue. The CyberKnife S7 System is available in multiple configurations, including fixed collimators, the Iris Variable Aperture Collimator and the InCise multi-leaf collimator (“MLC”). With the InCise MLC, the CyberKnife S7 System is designed to support treatment of larger or irregular tumors and may expand the range of cases that can be treated with the CyberKnife platform. The InCise MLC and IMRT planning tools are designed to support treatment planning for selected IMRT cases where clinically appropriate.

In addition, we offer a specific configuration for the neuro-radiosurgery space. The CyberKnife S7 F System is designed to deliver radiosurgery treatments to central nervous system tumors and lesions with sub-millimeter accuracy. It supports precise, frameless and non-invasive radiosurgery, with features for real-time correction of positional and anatomical changes and fixed collimators to shape and direct the radiation beam when treating small targets. In combination with Brainlab Elements software, the system can support target definition and treatment planning for radiosurgery treatments for selected functional neurological indications, including essential tremor, Parkinson’s disease and epilepsy, where supported by applicable product labeling and regulatory approvals. Brainlab Elements software augments the capabilities of the Accuray Precision® Treatment Planning System for contouring, fusion and correction.

Using Synchrony real-time adaptive target tracking with dynamic delivery technology and computer-controlled robotic mobility, the CyberKnife platform is designed to deliver radiation from a wide array of beam angles and to track, detect and correct for tumor and patient movement in real time during treatment. This design is intended to support delivery of high-dose radiation with sub-millimeter precision and accuracy, while helping clinicians manage dose to surrounding healthy tissue and reduce the need for invasive head or body immobilization frames.

The Accuray Precision Treatment Planning System (“TPS”) with VOLO Optimizer software on the CyberKnife S7 System is designed to improve operational efficiency by reducing both treatment planning time and treatment delivery time. The next-generation TPS with VOLO Optimizer facilitates the development of clinically acceptable treatment plans up to an estimated 90 percent faster than before and treatment delivery up to an estimated 50 percent faster than before the availability of this software.

We believe that our robotic delivery systems offer clinicians and patients the following benefits:

Robotic treatment delivery architecture. The CyberKnife platform features a compact linear accelerator mounted on a highly maneuverable robotic arm that moves around the patient while delivering isocentric or non-isocentric, non-coplanar radiation beams from a wide range of angles. This architecture is designed to tailor radiation delivery to the target while helping clinicians manage dose to healthy tissue and maintain sub-millimeter accuracy and precision, including for targets that move during treatment. We believe the CyberKnife platform is a clinical solution for cases where accuracy, flexibility, speed and patient comfort are important considerations.

Treatment of inoperable or surgically complex tumors. The CyberKnife platform may be used to target tumors that cannot be easily treated with traditional surgical techniques because of their location, number, size, shape or proximity to vital tissues or organs, or because of the age or health of the patient. The CyberKnife platform’s robotic architecture and image guidance capabilities are designed to support precise targeting while helping clinicians manage dose to surrounding healthy tissue.

Treatment of tumors throughout the body. The CyberKnife platform has been cleared by the Food and Drug Administration (“FDA”) to provide treatment planning and image-guided radiation therapy treatment for tumors anywhere in the body where radiation treatment is indicated. The CyberKnife platform is used for the treatment of primary and metastatic tumors outside the brain, including tumors on or near the spine and in the breast, kidney, liver, lung, pancreas and prostate, in addition to tumors in the brain. The platform is designed to support sub-millimeter accuracy across disease sites, where clinically appropriate.

Real-time tracking of tumor movement. The CyberKnife platform is designed to accommodate patient and tumor motion during treatment. With Synchrony real-time adaptive target tracking with dynamic delivery technology, the CyberKnife platform is designed to adapt treatment delivery for targets that move during treatment and may help clinicians reduce treatment margins and manage dose to surrounding healthy tissue.

Patient experience considerations. The CyberKnife platform is designed to support patient comfort during treatment. Patients may be treated with the CyberKnife platform on an outpatient basis without anesthesia and without the risks associated with traditional surgery. In many cases, CyberKnife System treatments require limited pretreatment preparation and may reduce or eliminate the need for invasive rigid head frames or other immobilization approaches.

Potential to support broader patient access. We believe clinical use of the CyberKnife platform may allow customers to treat selected patients and cases where high precision and the ability to account for motion are important, including patients who may not otherwise have been treated with radiation or who may not be good candidates for surgery.

Upgradeable modular design. The CyberKnife platform has a modular design that facilitates implementation of upgrades, which may allow customers to gain access to new features without purchasing an entirely new system. We continue to develop and offer clinical capabilities designed to enhance ease of use, reduce treatment times, improve accuracy and support patient access. The main components and options of the CyberKnife platform include a compact X-band linear accelerator, robotic manipulator arm and real-time image guidance system with continuous target tracking and correction.

Key features of the main components include:

Compact X-band linear accelerator. The CyberKnife S7 System utilizes a compact X-band linear accelerator (linac) mounted on a robotic manipulator arm. The side-coupled-cavity radiofrequency standing wave linac is fitted with a triode electron gun, demountable target, and demountable radiofrequency window.

Robotic manipulator arm. The robotic manipulator arm, with six-degrees-of-freedom range of movement, is designed to move around the patient to position the linac and direct the radiation with a high level of precision and repeatability. The manipulator arm provides what we believe is a differentiated method of positioning the linac to deliver doses of radiation from a broad range of directions and positions, without the limitations inherent in gantry-based systems, creating non-isocentric, non-coplanar composite dose patterns with a high level of conformance to the shape of each treated tumor. This flexibility supports diversification of beam trajectories and beam entrance and exit points, helping clinicians manage dose to healthy tissue near the tumor. Furthermore, the rapid response time of the manipulator arm allows tracking of tumors that are prone to movement.

Real-time image guidance system with continuous target tracking and correction. Synchrony real-time adaptive target tracking with dynamic delivery technology is designed to continuously monitor and correct for patient and tumor movement during treatment delivery. The system correlates low-dose, real-time treatment X-rays with images previously taken with a CT scan of the tumor and surrounding tissue to help direct radiation beams with precision using real-time feedback. This capability supports delivery of conformal, non-isocentric radiation dose to the target while helping clinicians manage dose to surrounding healthy tissue. Synchrony is designed to adapt and synchronize the treatment delivery beam position to the target location during the delivery of a treatment fraction. The beams of radiation are delivered continuously throughout the treatment session as the patient breathes naturally. We believe Synchrony supports accurate delivery for lung tumors that move with respiration without the need for implanted fiducials, and supports delivery of radiation dose with sub-millimeter precision and accuracy, including for tumors that are prone to movement.

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

Lung Optimized Treatment. An integrated suite of tools designed to support fiducial-free lung tracking and non-invasive lung SBRT treatments.

InTempo Imaging System. The InTempo Imaging System with the Synchrony Fiducial Tracking System is designed to optimize imaging frequency during prostate treatments, for example, using time-based image guidance to assist with tracking and correcting non‑predictable intrafraction target motion.

Iris Variable Aperture Collimator. The Iris Variable Aperture Collimator enables delivery of beams in 12 unique sizes with a single collimator, which significantly reduces treatment times and supports efficient treatment delivery.

Fixed Collimators. The Fixed Collimators enable delivery of beams in 12 unique sizes with 12 different collimators, usually used for radiosurgery.

InCise Multileaf Collimator. The InCise MLC is designed to support precise SRS and SBRT treatments with the CyberKnife platform while significantly reducing treatment times. With the InCise MLC, the CyberKnife S7 Series can be used to treat larger and irregular tumors more efficiently.

The long-term success of the CyberKnife platform is dependent on a number of factors including the following:

•	Continued adoption of our CyberKnife platform, including the CyberKnife M6 System and CyberKnife S7 System, in markets where they are available;

•	Greater awareness among physicians and patients of the capabilities of the CyberKnife platform, including its robotic architecture, Synchrony technology and VOLO Optimizer;

•	Continued development of clinical studies evaluating the safety, efficacy and use of the CyberKnife platform to treat tumors in various parts of the body;

•	Change in medical practice leading to utilization of stereotactic body radiation therapy more regularly as an alternative to surgery or other treatments;

•	Continued advances in our technology that improve the quality of treatments and ease of use of the CyberKnife platform;

•	Receipt of regulatory approvals in various countries which are expected to improve access to radiosurgery with the CyberKnife S7 System in such countries;

•	Medical insurance reimbursement policies that cover CyberKnife platform treatments; and

•

Our ability to expand sales of CyberKnife platform configurations in countries throughout the world where we do not currently sell or have not historically sold a significant number of CyberKnife systems.

Helical Radiation Delivery Solutions

Building on the TomoTherapy platform, our helical portfolio has evolved into a differentiated set of radiation delivery systems designed to address varying customer needs, including adaptive radiotherapy, flexible tailored treatment delivery and broader access to helical radiation therapy.

Helical radiation therapy integrates linear accelerator and CT imaging technology to deliver radiation from multiple 360-degree rotations around the patient while the patient table moves through the center of the system. This design supports conformal dose delivery and helps clinicians manage dose to healthy tissue and organs at risk.

Accuray Stellar is positioned as our helical platform for adaptive radiotherapy, designed to combine helical treatment delivery, advanced imaging, treatment planning and workflow capabilities to support adaptive treatment approaches.

The Radixact System is positioned as a flexible tailored helical solution. It integrates radiation treatment planning, delivery, imaging and data management and offers TomoHelical™ and TomoDirect™ delivery modes, supporting a broad range of clinical cases from routine treatments to more complex cases.

Accuray Helix is positioned as an entry point into the helical portfolio. It is designed to combine helical delivery capabilities with automation and workflow tools for facilities seeking access to advanced radiation therapy capabilities with a more accessible system configuration.

The Tomo C System is a locally branded, made-in-China radiation therapy system developed through the CNNC-Accuray joint venture. It is intended to support access to helical radiation therapy in China, subject to applicable regulatory approvals and market availability.

We believe that our helical portfolio offers clinicians and patients the following benefits, depending on system configuration and market availability:

Versatile treatment capabilities. The ring gantry architecture enables precise and efficient treatments with a high degree of dose conformity. The high-speed binary MLC is integrated with the linac and consists of 64 individual low-leakage tungsten leaves that move across the beam to either block or allow the passage of radiation, modulating and shaping the beam as it is emitted. The combination of the ring gantry and high-speed MLC enables treatment to be delivered continuously in a 360-degree helical pattern around the patient’s body, which we refer to as TomoHelical. The TomoDirect feature provides additional versatility by enabling high-quality, fixed-angle beam delivery for cases suited to fixed-angle radiation delivery. Helical systems can support non-isocentric 3D conformal radiotherapy (“3D CRT”), IG-IMRT, or stereotactic treatments within a typical cylindrical volume of 40 centimeters in diameter and up to 135 centimeters in length. This expansive treatment field supports treatment of single or multiple tumors in a single session, where clinically appropriate.

ClearRT helical kVCT imaging technology. ClearRT helical kVCT imaging technology is available on selected helical systems and configurations. It is designed to produce high-quality CT images efficiently, with imaging field of view and imaging length capabilities that vary by system configuration. On selected Radixact and Accuray Stellar System configurations, ClearRT offers an imaging field of view of up to 50 centimeters in diameter and an imaging length of up to 135 centimeters, supporting broad anatomical visualization. The Accuray Helix System supports ClearRT Standard on selected configurations, with a more limited imaging length than the maximum ClearRT configuration available on Radixact and Accuray Stellar Systems. This imaging capability may assist clinicians in evaluating anatomical changes during the treatment course. On Radixact and Accuray Stellar Systems, ClearRT images may also be used with the Accuray PreciseART automated dose trending tool, which helps clinicians evaluate whether plan adaptation may be beneficial.

Integrated treatment system for supporting precise radiation delivery. We believe the integration of imaging, treatment planning and helical radiation delivery capabilities supports accurate and precise radiation therapy. Our planning software helps allow clinicians to define the contours of a tumor and nearby radiosensitive structures. The helical portfolio uses dose optimization algorithms designed to help shape dose to the target while helping clinicians manage dose to surrounding healthy tissue and organs at risk.

Enhancing efficiency and quality of treatment planning and delivery. We are committed to providing clinical teams with technologies that support efficient and high-quality radiation therapy planning. VOLO Ultra, our next-generation optimization engine, is designed to accelerate treatment planning while supporting plan quality, workflow efficiency and adaptive radiotherapy workflows.

Efficient clinical workflow for image-guided and adaptive radiation therapy. Helical systems integrate key radiation therapy workflow elements, including treatment planning, CT image-guided patient positioning, treatment delivery, quality assurance and adaptive planning. The integrated workflow is designed to help clinical teams scan, plan, treat and evaluate patients efficiently. Treatment plans and daily images can also be accessed remotely, supporting collaboration among clinical team members regardless of location.

Low barriers to installation and implementation. External beam radiation systems must be housed in rooms with appropriate radiation shielding. The compact and self-contained design of our helical systems may allow customers to retrofit existing treatment rooms previously used for legacy radiation therapy systems and reduce the need for construction of new, larger treatment rooms. With imaging and radiation delivery capabilities integrated on a ring gantry, our helical systems may require less space than certain other linac systems. In addition, our helical systems have an integrated radiation beam stop designed to reduce shielding requirements compared with traditional systems. We preassemble, test and commission each system at our manufacturing facility and ship systems substantially assembled, which is designed to support efficient installation and implementation.

TomoEDGE Delivery. TomoEDGE dynamically varies the width of the collimator jaws during treatment delivery to tailor the beam to the target. This feature is designed to support treatment efficiency, dose conformity and management of dose to nearby healthy tissue and organs at risk. The resulting gains in treatment quality and speed may support use of selected helical systems across conventional and stereotactic radiotherapy applications.

Platform for adaptive radiation therapy. Our helical portfolio is designed to support adaptive radiation therapy workflows through the integration of imaging, treatment planning, treatment delivery and data management capabilities. These capabilities may help clinicians evaluate anatomical changes during a course of treatment and determine whether plan adaptation may be beneficial.

In addition to the functionality listed above, selected helical systems may be enhanced with product options including Synchrony and VitalHold:

Real-time adaptive tracking of tumor movement. Synchrony real-time adaptive target tracking with dynamic delivery technology is designed to adapt treatment delivery for targets that move during treatment. On the Radixact System, Synchrony may be used for tumors that move as a result of respiration, digestion or patient movement. Synchrony is designed to synchronize the treatment beam position to the target location during the delivery of a treatment fraction, allowing beams of radiation to be delivered continuously while the patient breathes naturally. This capability may help clinicians account for target motion during treatment and manage dose to surrounding healthy tissue.

The VitalHold Solution is a connectivity license that enables selected helical systems to interface with compatible third-party surface guided radiation therapy (“SGRT”) systems. SGRT is designed to support patient positioning and monitor positioning accuracy during treatment. Availability of specific SGRT-enabled workflows, including DIBH, depends on the connected SGRT vendor, system configuration and market availability.

We believe the long-term success of our helical portfolio is dependent on a number of factors, including the following:

•	Continued adoption of our helical portfolio, including Accuray Stellar, Radixact, Accuray Helix and Tomo C Systems, where available;

•

Greater awareness among physicians and patients of the capabilities of our helical portfolio, including helical treatment delivery, ClearRT helical kVCT imaging, adaptive workflow tools and portfolio options designed to address different customer needs;

•	Advances in our technology that improve treatment planning, workflow efficiency, imaging, adaptive radiotherapy and ease of use of the helical portfolio;

•	Greater awareness among physicians of the reliability and clinical utility of our helical portfolio; and

•	Our ability to expand sales of helical portfolio configurations in countries throughout the world where we do not currently sell or have not historically sold a significant number of helical systems.

Our Software Solutions

Our Accuray Precision Treatment Planning System (“TPS”) and iDMS Data Management System provide integrated treatment planning and data management capabilities for use with compatible Accuray delivery platforms.

Accuray Precision Treatment Planning.

Accuray Precision TPS is designed to support efficient generation and evaluation of radiation therapy treatment plans for compatible Accuray delivery platforms. It includes capabilities such as multi-modality image fusion, deformable image registration, contouring tools, AutoSegmentation and auto-contouring options for selected anatomical sites, side-by-side treatment plan comparison, plan summation and plan evaluation. Accuray Precision TPS supports treatment plan creation using TomoHelical, TomoDirect, IMRT and 3D CRT planning modes on compatible helical systems enabled with iDMS Data Management System. It also supports treatment planning on CyberKnife platforms, including frameless intracranial radiosurgery, fiducial-free lung tracking with dynamic motion synchronization, SBRT for selected anatomical sites and IMRT. Accuray Precision TPS includes dose computation engines for compatible Accuray platforms, including Monte Carlo dose calculation for the CyberKnife InCise MLC and VOLO technology for CyberKnife and selected helical systems. The VOLO and VOLO Ultra solutions are designed to support high-speed dose calculation and optimization, helping clinicians develop customized treatment plans efficiently and interactively.

Accuray Precision TPS may be further enhanced with optional advanced capabilities, depending on system configuration and market availability, including the following:

PreciseART Adaptive Radiation Therapy Option. The PreciseART Adaptive Radiation Therapy Option is available on selected compatible helical systems, depending on system configuration and market availability. PreciseART is designed to support adaptive radiotherapy workflows by helping clinicians monitor anatomical changes during treatment and evaluate whether plan adaptation may be beneficial. The software provides automated processing of daily imaging and enables clinical teams to set protocol-specific action levels to flag cases for review. Its re-planning workflow leverages integration of treatment delivery, treatment planning and data management systems to help clinicians generate new treatment plans based on prior plan data. PreciseART is designed to support review of tumor coverage and organs-at-risk dose when evaluating plan adaptation.

PreciseRTX Retreatment Option. The PreciseRTX Retreatment Option is designed to support retreatment planning by helping clinicians evaluate prior dose information, generate new treatment plans and assess cumulative dose for patients who have previously received radiation therapy. The workflow includes importation of patient dose data from Accuray or non-Accuray planning systems, deformation of original plan contours onto a new treatment planning CT, deformation of previously delivered dose onto a new planning CT, generation of a retreatment plan based on information from the existing plan, and summation of the original and new treatment plans to review cumulative dose.

Accuray iDMS Data Management System. Accuray iDMS provides a centralized platform for storing and managing patient treatment plan data for compatible Accuray platforms. Designed to integrate with a range of technologies and systems, iDMS enables users and applications to access data needed to support treatment workflows. Information for patients treated on iDMS-compatible Accuray platforms can be maintained as a single treatment record, providing flexibility to treat patients on compatible Accuray platforms. iDMS supports user and privilege management to control patient data access. It also supports the Storage Vault option, which is designed to maintain encrypted patient data, and customizable reporting through the Report Administration application. In addition, iDMS enables connectivity between Accuray platforms and other systems in radiation oncology departments across the radiotherapy workflow. iDMS offers several key capabilities:

OIS Connect Option. The OIS Connect software option is a Digital Imaging and Communications in Medicine (“DICOM”) standard-based solution designed to interface iDMS-enabled Accuray platforms with compatible OISs. This integration with electronic medical record systems supports export of radiotherapy treatment history delivered using compatible Accuray platforms.

Total Quality Assurance (TQA™) package. The TQA application offers trending and reporting of system and dosimetric parameters designed to support monitoring of selected helical system performance.

Delivery Analysis™. Delivery Analysis is an option for selected helical systems designed to support pretreatment quality assurance and treatment delivery review. The software can use detector signals to support evaluation of delivered dose during a patient’s treatment course. Delivery Analysis provides summary-level analytics and detailed analysis capabilities.

Sales and Marketing

In the United States, we primarily market directly to customers, including hospitals and stand-alone treatment facilities, through our sales organization, and we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through distributors and sales agents. We currently have international offices in Morges, Switzerland; Hong Kong, China; Shanghai, China; and Tokyo, Japan, and direct sales staff in most countries in Western Europe, Japan, India, Korea and Canada. In addition, we have distributors in selected international markets across Europe, including Russia where permitted by applicable laws and regulations, the Middle East, Africa, the Asia Pacific region and Latin America.

Our commercial approach is designed to position our portfolio according to customer needs, clinical priorities, market access requirements and available infrastructure. Within the helical portfolio, we position Accuray Stellar for customers seeking adaptive radiotherapy capabilities, the Radixact System for customers seeking a flexible tailored helical solution, and the Accuray Helix System as an entry point into the helical portfolio. This segmentation supports more targeted customer engagement across direct and distributor-led markets.

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

We market our products to radiation oncologists, neurosurgeons, general surgeons, oncology specialists and other referring physicians in hospitals and stand-alone treatment facilities. We intend to continue to increase our focus on marketing and education efforts directed to surgical specialists and oncologists responsible for treating tumors throughout the body. We also work with hospital administrators to discuss clinical, operational and economic considerations associated with our offering. Our marketing activities include efforts to provide educational information to patients regarding treatment options involving the CyberKnife platform and our helical portfolio, where appropriate.

Under our standard distribution agreement, we generally appoint a distributor for a specific country. We typically also retain the right to distribute our full portfolio of solutions in such territories. In most territories, our distributors generally provide the full range of service and sales capabilities, although we may provide installation and service support for certain distributors.

The JV aims to be uniquely positioned to serve China, which we believe is the world’s largest growth market for radiation oncology systems. China represents a significantly underserved market for linacs based on the country’s population and cancer incidence rates on both an absolute and relative country basis. Accuray Asia has a 49% ownership interest in the JV, and the CIRC Subsidiary has a 51% ownership interest in the JV.

We also face competition in China from multinational and domestic manufacturers, including companies developing locally manufactured radiation therapy and radiosurgery systems.

With the receipt of the necessary permits and licenses to operate, the JV has been selling products in China, much like a distributor since 2019. The JV has been manufacturing and selling a locally branded “Made in China” radiotherapy device, or the Tomo® C radiation therapy system, in the Class B license category since fiscal year 2024. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China. In September 2023, we received approval for our Class B device from the National Medical Products Administration (“NMPA”), and our Accuray Precision Treatment Planning System for the Class B device was approved by the NMPA in June 2024. The JV also distributes other Accuray treatment delivery systems like the Radixact and CyberKnife treatment delivery systems, including the Radixact SynC and CyberKnife S7 Systems, which received NMPA approval in January 2025.

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

As of June 30, 2026, we held an exclusive field of use licenses or ownership of 623 U.S. and foreign patents, and 52 U.S. and foreign patent applications. These patents and applications cover various components and techniques incorporated into the CyberKnife and TomoTherapy platforms, or which may be incorporated into new technologies under current development, all of which we believe will allow us to maintain a competitive advantage in the field of radiation therapy systems. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted to us in the future will provide us with protection.

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

We have entered into collaboration agreements with a variety of industrial partners within the fields of radiation oncology and medical imaging to provide us with opportunities to accelerate our innovation capability and bring complementary products and technologies to market. We continue to seek out new partnerships to complement our internal developments and implement our product strategies.

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

New product sales in this competitive market are primarily dominated by two companies: Varian Medical Systems, Inc, a Siemens Healthineers company (“Varian”) and Elekta AB (“Elekta”). Some manufacturers of standard linac systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image guidance-systems to perform both radiosurgical and radiotherapy procedures. Our other competitors include RefleXion Medical Inc., ZAP® Surgical Systems, Inc., United Imaging Healthcare Co., Ltd., and other companies in the radiosurgical and radiation therapy markets.

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

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render the CyberKnife and helical platforms and their technologies obsolete. Some of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience in research and development than we have. We cannot assume that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete or less useful. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future.

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

Our customers’ equipment purchase considerations typically include reliability, treatment quality, service capabilities, patient throughput, price, payment terms and equipment supplier viability. We believe we compete effectively on price and overall value based on our platforms’ technological capabilities. We continue to focus on providing advanced products designed to deliver precise radiation treatments and reliable clinical outcomes in line with customer expectations.

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

Coding

Radiosurgery treatment delivery in the hospital outpatient department is billed under CPT codes 77371 and 77372 for single fraction intracranial radiosurgery and CPT code 77373 for extracranial/multi-session radiosurgery/SBRT. In freestanding centers, robotic radiosurgery is billed under HCPCS codes G0339 and G0340, and the non-robotic SRS/SBRT codes (77371–77373) are also payable in that setting.

CMS has consolidated radiation treatment delivery coding into a single technique-agnostic structure. CPT codes 77385 and 77386, previously used to bill IMRT delivery, have been deleted; IMRT is no longer billed separately from other external beam techniques. Instead, delivery is reported under three complexity-based tiers — CPT codes 77402 (Level 1), 77407 (Level 2), and 77412 (Level 3) — based on factors such as the number of treatment sites/isocenters and use of active motion management, rather than on whether the treatment is 3D-CRT, IMRT, or another technique. Treatments delivered using the TomoTherapy and Radixact Systems are therefore coded based on delivery complexity rather than modality.

We expect all valid delivery codes to be recognized by commercial payers, though adoption of the revised codes across commercial and state Medicaid payers has not been uniform, which has led some practices to experience claim processing delays. Other codes are used to report treatment planning, dosimetry, treatment management, and other routine procedures.

Payment

Most procedures using the CyberKnife, TomoTherapy, and Radixact Systems are performed in the hospital outpatient department, where Medicare payment rates are established from hospital cost data. CMS pays separately for ancillary procedures in addition to radiation treatment delivery and SRS/SBRT, as well as through comprehensive ambulatory payment classifications that bundle delivery with certain ancillary services for single-session cranial radiosurgery. The revised delivery codes (77402, 77407, and 77412) are assigned to a corresponding three-tier structure of Ambulatory Payment Classifications under OPPS.

Payment for CyberKnife, TomoTherapy, and Radixact treatment is also available in the freestanding center setting. The robotic radiosurgery delivery codes (G0339 and G0340) remain contractor-priced by the regional Medicare Administrative Contractors for providers paid under the traditional fee-for-service methodology. For the revised radiation treatment delivery codes, CMS now uses the relationship between OPPS APC relative weights to inform freestanding (non-facility) practice expense valuation, aligning freestanding and hospital-based payment more closely than under the prior methodology. Rates continue to be adjusted geographically and are reviewed by CMS on an ongoing basis; healthcare reform proposals may further affect reimbursement for radiotherapy and radiosurgery. State Medicaid reimbursement is determined under each state’s Medicaid plan, subject to federal law and regulations.

Foreign Reimbursement

Internationally, reimbursement and healthcare payment systems vary significantly from country to country and include single payer, government managed systems as well as markets in which public and private payers operate side-by-side. In general, the process of obtaining coverage and establishing reimbursement approvals is complex, time-consuming, and often slower than in the United States, and may be subject to additional clinical and economic evidence requirements. Our ability to achieve adoption of our treatment systems, and significant sales volume in international markets, will depend in part on the availability of funding and reimbursement for procedures performed using our products.

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

Federal False Claims Act. The federal False Claims Act prohibits the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $14,308 and $28,619 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. We have retained the services of a reimbursement consultant, for which we pay certain consulting fees, to provide us and facilities that have purchased a CyberKnife or TomoTherapy platform, with general reimbursement advice. While we believe this will assist our customers in filing proper claims for reimbursement, and even though such consultants do not submit claims on behalf of our customers, the fact that we provide these consultant services could expose us to additional scrutiny and possible liability in the event one of our customers is investigated and determined to be in violation of any of these laws.

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

Backlog

For a discussion of our fiscal 2026 backlog, please refer to the section entitled “Backlog,” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees and Human Capital Resources

Our employees are critical to the success of our business. As of June 30, 2026, we had 809 employees, including 392 employees employed outside of the United States. We also engage part-time employees and independent contractors to supplement our workforce. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages, and we believe our relationship with our employees is good. We are dedicated to cultivating a diverse and inclusive work environment, essential for attracting and retaining exceptional talent. We believe that much of Accuray’s work can be done in a workplace which consists of a blend of flexible, digitally enabled remote work and purposeful in-person connection and collaboration; we have learned the importance of providing flexibility and wellbeing resources to our employees. Through ongoing employee development, comprehensive compensation and benefits, and other programs, we strive to help our employees in all aspects of their lives so they can do their best work.

Talent Development

We believe that investing in our employees’ development is essential for maintaining our competitive edge and fostering a culture of innovation and excellence. We offer various opportunities for our employees to enhance their skills, knowledge, and leadership abilities, such as online courses, mentoring programs, coaching sessions, and career development plans. We also conduct regular performance reviews and feedback surveys to assess our employees’ strengths, areas for improvement, and career aspirations. Our goal is to enable our employees to achieve their full potential and grow with the company.

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

We also use our investor relations website, as well as our corporate blog and social media channels, as channels of distribution for material company information in compliance with Regulation FD. For example, webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website and through the social media channels identified on our investor relations website, including our accounts on X, LinkedIn, Facebook, Youtube and our corporate blog. The information we post through these channels may be deemed material. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds and can review and follow the social media channels listed on our investor relations website. Further corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Governance.” The contents of our websites and social media channels are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites and social media channels are intended to be inactive textual references only.

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

●

We have substantial indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results. In the past, we have not been in compliance with certain financial covenants relating to our indebtedness and have been required to obtain waivers or amend existing agreements governing our indebtedness to avoid defaulting under such indebtedness.

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

●

We have identified material weaknesses in our system of internal controls as of June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026, of which one material weakness remained unremediated as of June 30, 2026. Although one material weakness was remediated as of June 30, 2026, if we fail to remediate the remaining material weakness or otherwise fail to achieve and maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted.

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

●

If we do not regain compliance with or continue to satisfy Nasdaq's continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

●	The exercise of outstanding warrants for our common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

●

Provisions in the financing agreement for our Credit Facilities (as defined below), our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

Risks Related to our Financing Transaction

●	There can be no assurance that the Financing Transaction will be successfully consummated or achieve the anticipated results.

General Risks

●	Our liquidity could be adversely impacted by adverse conditions in the financial markets.

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

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. We expect that the business of our customers and our own business will continue to be adversely impacted, directly or indirectly, by macroeconomic and geopolitical issues. Concerns over economic and political stability; inflation levels and related efforts to mitigate inflation; a potential recession; the level of U.S. national debt, the U.S. debt credit rating and U.S. budgetary concerns, including concerns over a U.S. government shutdown; currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies, including the impact of the China anti-corruption campaign and timing of China stimulus program on those economies; unemployment; the availability and cost of credit; trade relations, including the imposition of various sanctions, export controls, and tariffs by the United States and other countries; energy costs; instability in the banking and financial services sector; the conflict in Russia-Ukraine, Iran, the Middle East and Southwest Asia, including the impact on global supply chains and oil prices, as well as other geopolitical uncertainty and conflict, and increasing tension between China and the U.S.; changes in government administration policy positions and imposition of tariffs on global imports that could result in additional tariffs on specific industries, and uncertainties regarding impact, retaliations and further escalation, have contributed to increased volatility and diminished expectations for the economy and the markets in general. In turn, periods of economic slowdown or recession could lead to a reduction in demand for our products and services, which in turn would reduce our revenues and adversely affect our results of operations and our financial position. The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have and may continue to result in higher inflation in the U.S. and globally, which has led to an increase in costs and caused changes in fiscal and monetary policy, including increased interest rates. For example, we had product shipments planned in the second half of fiscal year 2026 to certain customers in the Middle East, North Africa and Pakistan that have been delayed indefinitely due to geopolitical disruption in the Middle East and continued pressure in China, which is also impacting our service revenue in those regions. Other adverse impacts of recent macroeconomic conditions that have impacted us and may continue to impact us are foreign exchange rate fluctuations, supply chain constraints, logistics challenges, and fluctuations in labor availability. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

In an inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and cost commitments are linked to contractual agreements that extend many years into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures. A higher inflationary environment can also negatively impact raw material, component, and logistics costs that, in turn, has increased the costs of producing and distributing our products. For example, inflationary pressures as well as ongoing supply chain challenges beginning in fiscal year 2023 have resulted in rising costs for certain materials, including increased logistics and duties costs, that have materially affected our gross margins and net income (loss), which continue to have a material effect on our business, financial condition or results of operations. We expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistics expenses through at least fiscal year 2027. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2027, as we are unable to pass all of these increased costs to our customers.

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

The uncertain macroeconomic environment, including volatile credit markets and concerns regarding the availability and cost of credit, increased interest rates, inflation, reduced economic growth or a recession, instability in the banking and financial services sector, and changes in government administration policy positions, in any of the geographic areas where we do business, could impact consumer and customer demand for our products and services, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions, and the ability of our customers to meet their obligations to us. Further, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy platforms. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house the CyberKnife or TomoTherapy platforms, the cost of which can be substantial. These delays have, in some instances, led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders and may cause other customers to postpone their system installation or to cancel their agreements with us. Reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have also negatively impacted our net revenue since fiscal year 2024 and we expect this will continue to affect us. A continuation or further deterioration of the adverse economic environment would further increase delays and order cancellations, or affect our ability to collect from our customers, any of which would continue to adversely affect revenues, and therefore, harm our business and results of operations.

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

We often need to educate physicians about the use of stereotactic radiosurgery, image guided radiation therapy (“IGRT”) and adaptive radiation therapy, convince healthcare payors that the benefits of the CyberKnife and TomoTherapy platforms and their related treatment processes outweigh their costs, and help train qualified physicians in the skilled use of these systems. In addition, we also must educate prospective customers regarding the entire functionality of our radiation therapy systems and their relative benefits compared to alternative products and treatment methods. We must also increase awareness among potential patients, who are increasingly educated about treatment options and therefore, impact adoption of new technologies by clinicians. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and robotic intensity-modulated radiotherapy (“IMRT”), Synchrony technology and VOLO Optimizer on the CyberKnife System, as well as adaptive radiation therapy and IGRT generally and to encourage the acceptance and adoption of our products for these technologies. The long-term success of the CyberKnife platform is also dependent on a change in medical practice leading to utilization of stereotactic body radiation therapy more regularly as an alternative to surgery or other treatments. We cannot be sure that our products will gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

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

As of June 30, 2026, we had an accumulated deficit of $568.5 million. We have incurred net losses, and expect to incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

Our ability to achieve profitability also depends on our ability to maintain or increase our gross margins on product sales and services. A number of factors have adversely impacted or could impact gross margins, including:

●	lower than expected manufacturing yields of high cost components leading to increased manufacturing costs;

●	low production volume, which will result in high levels of overhead cost per unit of production;

●	lower selling pricing;

●	our ability to sell products and services, recognize revenue from our sales and the timing of revenue recognition and revenue deferrals;

●	increased labor costs, component costs, or other costs as a result of increased inflation and supply chain constraints;

●	delays in receipt of or increased costs related to critical components parts, including as a result of supply chain disruptions;

●	increased inventory costs and liabilities for excess inventory resulting from inventory held in excess of forecasted demand;

●	increased service or warranty costs or the failure to reduce service or warranty costs;

●	increased price competition;

●	variation in the margins across products installed in a particular period;

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

We have substantial indebtedness in the form of a credit facility and may incur other debt in the future, which may adversely affect our financial condition and future financial results. In the past, we have not been in compliance with certain financial covenants relating to our indebtedness and have been required to obtain waivers to avoid defaulting under such indebtedness.

As of June 30, 2026, we had outstanding borrowings of $182.0 million under our five-year term loan (the “Term Loan Facility”), with borrowings of $5.0 million under our revolving credit facility (the “Revolving Credit Facility”) and $18.3 million under our delayed draw term loan, each of which will mature on June 6, 2030 (the “Delayed Draw Facility” and together with the Term Loan Facility and Revolving Credit Facility, the “Credit Facilities”), which also includes $10.3 million in accumulated paid-in-kind interest under the Credit Facilities. Our 3.75% Convertible Senior 2026 Notes in aggregate principal amount outstanding of $18.0 million were fully paid off on the maturity date, June 1, 2026. Substantially all of our assets secure the Credit Facilities. In the event of a default, the lenders would have the right to foreclose on those assets, which could severely impair or eliminate our ability to continue operating. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

●	affecting our ability to satisfy our obligations under the Credit Facilities;

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

In June 2025, in connection with our entry into the credit agreement governing the Credit Facilities (the “Financing Agreement”), we issued to our lenders (i) an aggregate of 17,180,710 shares of our common stock issuable upon exercise of outstanding warrants (the “June 2025 Premium Warrants”), which are exercisable starting on December 7, 2025 and until June 6, 2032 and have an exercise price of $1.68 per share, and (ii) an aggregate of 6,247,531 shares of our common stock issuable upon exercise of warrants (the “June 2025 Penny Warrants”), which are exercisable until June 6, 2032 and have an exercise price of $0.01 per share. In December 2025, in connection with our entry into an amendment to the Financing Agreement, we also issued, (i) 3,062,726 shares of common stock issuable upon exercise of outstanding warrants, with an exercise price of $1.50 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Super Premium Warrants”), (ii) 2,187,661 shares of common stock issuable upon exercise of warrants, with an exercise price of $1.25 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Premium Warrants”) , and (iii) 1,750,129 shares of common stock issuable upon exercise of outstanding warrants, with an exercise price of $0.01 per share, which are exercisable immediately and expire on December 15, 2032 (the “December 2025 Penny Warrants”). In May 2026, in connection with accessing the Delayed Draw Facility, we issued (i) an aggregate of 2,990,010 shares of common stock issuable upon exercise of outstanding warrants, with an exercise price of $1.50 per share, exercisable on and after November 19, 2026 and expiring on May 18, 2033 (the “May 2026 Super Premium Warrants” and, together with the December 2025 Super Premium Warrants, the “Super Premium Warrants”), (ii) an aggregate of 2,135,721 shares of common stock issuable upon exercise of outstanding warrants, with an exercise price of $1.25 per share, exercisable on and after November 19, 2026 and expiring on May 18, 2033 (the “May 2026 Premium Warrants” and, together with the June 2025 Premium Warrants and the December 2025 Premium Warrants, the “Premium Warrants”), and (iii) an aggregate of 1,708,577 shares of common stock issuable upon exercise of outstanding warrants, with an exercise price of $0.01 per share, which are exercisable immediately and expire on May 18, 2033 (the “May 2026 Penny Warrants” and together with the June 2025 Penny Warrants and December 2025 Penny Warrants, the “Penny Warrants” and together with the Premium Warrants and the Super Premium Warrants, the “Warrants”). On July 29, 2026, the Company entered into Amendment No. 3 to the Financing Agreement and the Securities Purchase Agreement with certain existing investors. Among other matters, the transaction provided for, subject to certain closing conditions, the issuance of $55.0 million of Series A Convertible Preferred Stock, paid in the form of (i) $15.0 million in cash, which amount was paid on the date the parties entered into the Securities Purchase Agreement, and (ii) the conversion of $40.0 million of existing indebtedness held by existing investors under the Financing Agreement, with such existing indebtedness to be cancelled and extinguished in exchange for shares of Series A Preferred Stock issued at the closing of the Securities Purchase Agreement. In addition, Amendment No. 3 to the Financing Agreement, among other things, modified certain financial covenants, including minimum liquidity requirements, provided a covenant holiday through December 31, 2027, and converted the revolving credit facility to an asset-based lending structure. See Note 16, Subsequent Events, for additional information regarding these transactions. See also the Risk Factors set forth under “Risks Related to our Financing Transaction.”

The Financing Agreement, as amended (the "Amended Financing Agreement") includes certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell our assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case, subject to certain exceptions. In addition, such agreements require us to meet certain financial covenants, including a fixed charge coverage ratio, total leverage ratio and liquidity level, as defined in the Amended Financing Agreement. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because substantially all of our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by our lenders. From time to time, we have not been in compliance with certain similar covenants or other terms governing the prior credit facilities and we have been required to obtain waivers or amendments to the previous credit agreement from our lenders in order to maintain compliance. There can, however, be no certainty that any such waiver or amendment will be available to us in the future, which may lead to a default under the terms of the Amended Financing Agreement governing the Credit Facilities, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or relevant amendments as required and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be available to us on favorable terms or at all. Failure to obtain replacement financing could result in certain of our long-term indebtedness being reclassified current, which could in turn impact our ability to continue as a going concern. We may not be able to satisfy our obligations if any of our indebtedness is accelerated.

In addition, the Credit Facilities expose us to interest rate risk. If the amount outstanding under the Credit Facilities remained at the level outstanding as of June 30, 2026 for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.9 million.

Uncertainty or volatility in trade policy as well as enhanced international tariffs, including tariffs imposed by the United States and China that affect our products or components within our products, other trade barriers or a global trade war could decrease the volume of product sales in China and increase our costs and materially and adversely affect our business, financial condition and results of operations.

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

With respect to tariff refund claims, there can be no assurance that we will receive any tariff refunds on a timely basis or at all, or that any such refunds, if received, will fully offset amounts previously paid or accrued. For example, in April 2026, the Company submitted approximately $8.9 million of tariff refund claims, which were reported by CBP as having an accepted submission status. As of June 30, 2026, an additional $0.4 million of interest was reported by the CBP, resulting in a total refund claim balance of approximately $9.3 million. Refund claims may be delayed, denied or subject to dispute, and any delays or adverse determinations could negatively impact our cash flows, results of operations and financial position. Increased tariffs and evolving trade regimes may also heighten regulatory and customs compliance risks, including increased scrutiny by CBP and foreign customs authorities, disputes regarding tariff classification, valuation or country‑of‑origin determinations, and the potential for retroactive assessments, penalties, interest or delays in the clearance of our products. Prolonged uncertainty or volatility in trade policy and economic conditions, including uncertainty regarding future trade policy, potential tariff refund claims and shifting trade relationships could materially harm our business, financial condition and results of operations, especially if additional tariffs are placed on certain of our components or products or if any related counter-measures are taken by other countries. Our ability to mitigate the impact of tariff‑related cost increases may be limited by competitive pressures, long sales cycles, fixed‑price or long‑term customer contracts, and reimbursement or budgetary constraints faced by healthcare providers, particularly in China and other international markets. As a result, we may not be able to fully pass through increased costs to customers without adversely affecting demand.

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

More generally, several governments, including the U.S., have raised the possibility of policies to induce “re-shoring” of supply chains, less reliance on imported supplies, and greater national production. Examples include potential “Buy America” requirements in the U.S. If such steps by local governments trigger retaliation in other markets restricting access to foreign products in purchases by their government-owned healthcare systems, the result may have an adverse impact on our business, financial condition, or results of operations.

In addition, export controls and economic sanctions imposed by the United States and other countries could negatively affect our global business. Although export controls and economic sanctions enforcement agencies have often provided exceptions or favorable licensing policies for exports of medical devices, there is no guarantee that any such exceptions or licensing policies will be included in connection with any future impositions of new export controls or economic sanctions. Additionally, even if the relevant enforcement agencies do adopt favorable exceptions or licensing policies for medical device exports, those exceptions or policies might not be broad enough to permit our continued exports to affected countries and/or end users. Even if favorable licensing policies do exist, we might not be able to obtain required export licenses within a commercially reasonable amount of time. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Any exports or sales of our products into Russia and Belarus may be impacted by these restrictions. For instance, we are not able to ship certain spare or replacement parts into Russia and Belarus, which impacts our distributor’s ability to service our installed base in such countries as we have distributors in Russia. The military conflict in Ukraine has also led to an expansion of sanction programs imposed against Russia by the United States, Canada, the EU, the United Kingdom, Switzerland, and Japan, among others, that in relevant part, impose sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the EU, making it increasingly difficult to transfer money from Russia to other countries. In response to international sanctions, and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and imposed other economic and financial restrictions. If we are unable to receive payment from customers in Russia or transfer money outside of Russia, it could affect our ability to convert backlog from that region into revenue. The situation continues to evolve, and the United States, the EU, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and measures, as well as existing and potential further responses from Russia or other countries, could adversely affect the global economy and financial markets, as well as our business, financial condition and results of operations, which may also magnify the impact of other risks described in this “Risk Factors” section.

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

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. The pace at which backlog converts to revenue has been adversely impacted in recent years, primarily due to delays in the timing of deliveries and installations resulting from challenges associated with the global economic environment, including supply chain disruptions, financing constraints, customer budget pressures and project timing considerations. These delays in deliveries and installations could occur again in the future, which could have a negative impact on our revenue. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

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

We consider the competition for the CyberKnife and TomoTherapy platforms to be existing radiation therapy systems, primarily using C‑arm linacs, which are sold by large, well‑capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies, including Varian Medical Systems, Inc., a Siemens Healthineers company (“Varian”), Elekta AB (“Elekta”), RefleXion Medical Inc., Zap Surgical Systems, and United Imaging Healthcare Co., Ltd. Varian has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures.

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

As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:

●

economic or political instability in the world or in particular regions or countries in which we do business, including the market volatility resulting from conflicts or war, such as the conflicts in Russia-Ukraine, Iran, the Middle East and Southwest Asia, and changes in government administration policy positions;

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

●	adequate coverage and reimbursement for the CyberKnife and TomoTherapy platform treatment procedures outside the United States;

●	failure of local laws to provide the same degree of protection against infringement of our intellectual property;

●	trade restrictions that are in effect from time to time, including U.S. prohibitions and restrictions on exports of certain products and technologies to certain nations and customers;

●	impact of emerging AI laws and regulations currently being considered or enacted by foreign government bodies and agencies;

●

the unfamiliarity of shipping companies and other logistics providers with U.S. export controls and economic sanctions laws and their available exceptions for medical devices, which may lead to their unwillingness to ship or delays in shipping, our products to certain nations and customers despite such shipments being permitted under such laws;

●	the inability to obtain required export or import licenses or approvals;

●	risks relating to foreign currency, including fluctuations in foreign currency exchange rates possibly causing fewer sales due to any strengthening of the U.S. Dollar;

●	requirements of the EU and other jurisdictions related to data privacy or cybersecurity incident reporting obligations;

●	contractual provisions governed by foreign laws; and

●

natural disasters, such as earthquakes and fires, and global or regional health pandemics or epidemics that may have a disproportionate effect in certain geographies resulting in decreased demand or decreased ability of our employees or employees of our customers and partners to work and travel.

Our inability to overcome these obstacles could harm our business, financial condition and operating results, and may harm our ability to expand our business. Even if we are successful in managing these obstacles, our partners internationally are subject to these same risks and may not be able to manage these obstacles effectively.

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

In addition, we depend on one of our customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from our major customer could have a material adverse effect on our revenue and operating results. The JV represented approximately 16% and 26% of our total net revenue during the years ended June 30, 2026 and 2025, respectively. In the future, our major customer may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past, which have been reported to the FDA. For example, we initiated a voluntary recall on CyberKnife in May 2026 related to collimator retention during exchange. We will continue to monitor and voluntary correct product issues in accordance with applicable regulatory requirements. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

Disruptions caused by ongoing or future global conflicts, including those resulting from conflicts affecting or in close proximity to countries and regions in the Middle East, may result in extended lead times, delays in supplier deliveries, and increasing freight costs. The risk of supply disruptions caused by these factors may further result in delays in the delivery of our products. Furthermore, as a result of the effects of the macroeconomic conditions, including inflation, and supply chain challenges, some of our suppliers have limited or reduced the sale of such components to us or increased the cost of such components to us. If these conditions worsen, or if these suppliers were to experience financial difficulties, additional supply chain or other problems that prevents them from supplying us with the necessary components, we could fail to meet product demand, which could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components, including as a result of global shortages in important components, have resulted in, and will continue to cause, inflationary pressure on our supply chain and a significant increase in the costs of these components, which have materially affected and could continue to adversely affect our results of operations. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2027. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. Difficulties in obtaining a sufficient supply of component materials could increase as well as the costs associated with such components, and we expect such difficulties to persist through at least fiscal year 2027. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

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

We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Changes to management or other key personnel, including recent turnover in our leadership and senior management team, could have an adverse effect on our business. Our future success is substantially dependent upon the performance, contributions and expertise of our executive leadership, senior management team, and other key personnel as well as our ability to retain such employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions, and we face significant competition for key personnel and other employees, from other medical equipment and software manufacturers, technology companies, universities and research institutions. Fluctuations in labor availability globally, including labor shortages and staff burnout and attrition, may also impact our ability to hire and retain personnel critical to our manufacturing, logistics, and commercial operations. In addition, no payments were made under the company bonus plan in fiscal year 2025. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. We have experienced, and may continue to experience, turnover in our senior executives and other key personnel. If we are unable to continue to successfully navigate this transition, we may be unable to achieve our strategic priorities. Moreover, we have from time to time conducted reductions in force in order to optimize our organizational structure and reduce costs, some of which were substantial, and certain senior personnel have also departed for various reasons. At the same time, we may face high turnover among employees that are critical to our ongoing operations, requiring us to expend time and resources, including financial resources, to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain key personnel and other employees, we may be unable to continue to grow our business successfully.

Disruption of critical information technology systems, infrastructure and data or cyberattacks or other security breaches or incidents could harm our business and financial condition.

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss, unavailability of or damage to data and intellectual property through a cyberattack (including ransomware and other attacks) or other security breaches or incidents. While management is committed to identifying cybersecurity risks and working to address them through oversight of data security by our Chief Information Security Officer and implementation of various technical safeguards, procedural requirements and policies, regardless of the resources we allocate and the effectiveness with which we manage them, we face a risk of cyberattacks and other security breaches and incidents. Any cyberattacks or other security breaches or incidents we suffer could expose us to a risk of lost, unavailable, or corrupted information, unauthorized disclosure or other processing of information, claims, litigation and possible liability to employees, customers and others, and investigations and proceedings by regulatory authorities. Cyberattacks and other means of creating security breaches and incidents or disruptions continue to increase in frequency, sophistication, and intensity and are becoming increasingly difficult to detect on a timely basis or otherwise, especially as they relate to attacks on third-party providers or their vendors. Such attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Techniques used to compromise or sabotage systems, including the use of advanced technologies, such as machine learning or artificial intelligence (“AI”) change frequently, may originate from less regulated and remote areas of the world, may be difficult to detect, and generally are not recognized until after they are launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures. Additionally, cyberattack activity may be heightened in connection with international conflicts and geopolitical tensions. In addition to potential exposure to cyberattacks, security incidents, or other actions that may compromise the security of or interfere with the function of our products, defects or vulnerabilities in the software or systems of our third-party vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, results of operations, or cash flows and may also harm our reputation, brand, and customer relationships.

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

There can be no assurance that any efforts we make to prevent against privacy or security breaches or incidents have been or will be able to prevent breakdowns or breaches or incidents in our systems or those of our third-party service providers that could adversely affect our business. In addition, privacy and security breaches and incidents arising from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized persons or to the public and may compromise our security systems. Third parties may also attempt to fraudulently induce employees or customers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received in the past and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. We may also face increased cybersecurity risks due to our reliance on internet technology and many of our employees working remotely at least part of the time, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition, adversaries might attempt to gain unauthorized access to our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties, which, if successful, could pose a risk of loss, unavailability, or corruption of, or unauthorized access to or acquisition of, data, risk to patient safety and risk of product recall. The techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, and we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Third-party service providers store and otherwise process certain personal data and other confidential or proprietary information of ourselves and third parties on our behalf, and these service providers face similar risks. In addition, our employees, third-party service providers, strategic partners, or other contractors or consultants may input personal or confidential information, or other business data of ours, into an AI system (in particular, a system that is managed, owned, or controlled by a third party), which may disrupt and otherwise compromise our business operations, divert the attention of management and key information technology resources, potentially lead to security breaches or incidents or other unauthorized access to, or other use or processing of, personal information, our confidential information or other business data. Moreover, we manufacture and sell hardware and software products that allow our customers to store confidential information about their patients. Both types of products are often connected to and reside within our customers’ information technology infrastructures. We do not manage or control our customers’ information technology environments, networks, endpoint security systems, or information stored within their systems, which remain the responsibility of our customers. Our customers are also continually updating their cybersecurity standards for the products that they purchase. While we have implemented security measures designed to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not meet the standards set by our customers or be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and may not be recognized until launched against a target. A network security or systems security breach of incident suffered by ourselves or our third-party service providers or other events that cause the loss or unauthorized use or disclosure of, or access by third parties to, sensitive information stored by us or our customers could result in loss, unavailability, or unauthorized acquisition, modification, or other processing of data, and any such events, or the perception that these events have occurred or that our security measures for our products are lacking, could have serious negative consequences for our business, including indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our customers to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could have an adverse effect on our business, financial condition, and operating results.

Frequently changing attack techniques, along with increased volume and sophistication of attacks, including the increasing use of tools and techniques that are designed to circumvent controls, identify and exploit vulnerabilities (including evolving AI technologies that facilitate these processes), avoid detection, and remove or obfuscate forensic evidence, all of which hinders our ability to identify, investigate, and recover from incidents, and many of which may increase the impact of attacks and their likelihood of success, we could be adversely impacted by cybersecurity attacks or other security breaches or incidents. This impact could result in reputational, competitive, operational, or other business harm as well as financial costs and claims, demands, litigation and regulatory action.

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

Further, the U.S. government has undertaken an evaluation of national security concerns and other risks relating to the transfer of personally identifiable information from the United States to countries of concern, including China and Russia. In 2019, an executive order citing national security risks in the telecommunications sector served to block U.S. companies from buying certain information and communications technology or services sourced from foreign adversary countries such as China or Russia when the Commerce Department deems such products or services as posing undue or unacceptable risks to U.S. national security. On June 9, 2021, U.S. President Biden signed an executive order instituting a framework for determining national security risks of transactions that involve applications connected to governments or militaries of certain foreign adversaries or that collect sensitive personal data from U.S. consumers. On February 28, 2024, U.S. President Biden issued an executive order to build upon those previous orders by restricting access to bulk sensitive personal data and U.S. government-related data by countries of concern. The Department of Justice (DOJ) used authority under those executive orders to issue Data Security Program rules that took effect in April 2025 and prohibit or restrict the sharing of bulk U.S. sensitive personal data with recipients who are located in or affiliated with countries of concern, which are defined to include China and Russia. If our operations, including those involving the processing of U.S.-collected data such as medical imagery, through the JV in China, causes us to become subject to executive orders, sanctions, or other measures that bans or otherwise restricts transfer of data to the JV in China, it may increase costs as we seek operational and data processing alternatives.

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

We have integrated AI, including machine learning, in certain of our products, services and internal operations. For example, we are developing AI-enabled tools intended to support predictive maintenance and faster diagnostics. Some of the uses in our internal operations include using AI to help detect and respond to abnormalities that could indicate a part is about to break, provide our service engineers support on information about parts, analyzing datasets, creating documents for internal purposes, and develop processes for internal departments to manage internal workflows. Further, certain of our third-party vendors utilize AI and machine learning technologies in furnishing services to us. As with many technological innovations, as we leverage AI and machine learning tools to increase productivity and innovation, we also face potential risks from the use of such AI and machine learning tools. Our, or our customers’ sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with employees’ or vendors’ use of generative AI technologies. In addition, we may use AI outputs to inform certain decisions, and AI models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. Due to the potential flaws in the use of AI, we could make incorrect decisions, including decisions that could bias certain individuals or classes of individuals and adversely impact their rights. Additionally, our products utilize, and we plan to further examine, develop and introduce, machine learning algorithms, predictive analytics, and other AI technologies to offer new or upgraded solutions and enhance our capabilities. Developing, testing and deploying AI technologies may require additional investment and increase our costs. If these AI or machine learning models are incorrectly designed or ineffectively integrated, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws or contracts to which we are a party.

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

Although we believe that the CyberKnife and TomoTherapy platforms have advantages over competing products and technologies, we do not have sufficient clinical data demonstrating these advantages for all tumor indications. In addition, we have limited five‑year patient survival rate data, which is a common long‑term measure of clinical effectiveness in cancer treatment. We also have limited clinical data directly comparing the effectiveness of the CyberKnife platform to other competing platforms. Future patient studies or clinical experience may indicate that treatment with the CyberKnife platform does not improve patient survival or outcomes relative to other platforms.

Likewise, because the TomoTherapy platform has been on the market since 2003, we have limited complication or patient survival rate data with respect to treatment using the systems for all clinical indications. If future patient studies or clinical experience do not support our beliefs that the TomoTherapy platform offer a more advantageous treatment for a wide variety of cancer types, use of the systems could fail to increase or could decrease, and our business would therefore be adversely affected.

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

Our strategy to maintain or reduce our costs of operations includes the implementation of certain business process outsourcing initiatives for the provision and support of certain internal business functions. We may have limited control over these third parties, and we cannot guarantee that they will perform their obligations in an effective and timely manner. Our operations may be adversely affected if there is a failure, disruption, or malfunction (including cybersecurity breaches and other risks) in the provision of such outsourced services, or if the relationship with or services provided by such vendors are terminated in whole or in part. Further, we may not be able to find an alternative vendor in a timely manner, on acceptable terms, or that can provide adequate services or functionality. Our use of outsourced service providers may also create dependencies on these third-party vendors and may result in the loss of internal capabilities, expertise, and institutional knowledge over time. If we are required or elect to replace a provider, transition services to another provider, or perform such services internally, we may experience operational disruptions, increased costs, delays, and reduced effectiveness in performing those functions. Additionally, if any of these third-party vendors fail to implement proper controls to meet our industry’s regulatory requirements, violate laws, do not fulfill their contractual obligations, or act inappropriately in conducting their services on our behalf, our operations and reputation could be negatively impacted and result in regulatory fines and penalties.

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

In addition, customer service is a critical element of our sales strategy. Third party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of macroeconomic factors, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, in recent years, we have experienced delays in shipment of parts to customers as well as increased freight and logistics expenses due to macroeconomic factors and these impacts could intensify. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs to continue through at least fiscal year 2027. If this continues for longer than we expect or if any of the above occurs our customers may experience further delays and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

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

Under our revenue recognition policy, we recognize revenue attributable to a CyberKnife or TomoTherapy platform and related upgrades when control of a platform or upgrade is transferred, which generally happens when a system or upgrade is shipped, while an element of installation is deferred until performed. Events beyond our control may delay shipment or installation and the satisfaction of contingencies required to receive cash inflows and recognition of revenue associated with shipment or installation. Such events may include a delay in the construction at the customer site or customer delay in obtaining receipt of regulatory approvals such as certificates of need. In addition, disruption in operations of certain customers caused by macroeconomic factors have resulted in delays in construction, shipment or installation and some have failed to timely pay their obligations when due. For example, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our net revenue since fiscal year 2024 and we expect this will continue to affect us. If the events which are beyond our control delay the customer from obtaining funding or financing of the entire transaction, we may not be able to recognize revenue for the sale of the entire system because the collectability of contract consideration is not reasonably assured.

The long sales cycle, together with delays in the shipment of CyberKnife and TomoTherapy platforms or customer cancellations that could affect our ability to recognize revenue, could adversely affect our cash flows and revenue, which would harm our results of operations and may result in significant fluctuations in our reporting of quarterly revenues. Our historical experience indicates that some of our customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. We anticipate a portion of our open contracts may never result in revenue recognition primarily due to the long sales cycle and factors outside of our control including changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies or changes to regulatory requirements. As a result of these fluctuations, it is likely that in some future quarters, our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance.

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

Because of the high unit price of the CyberKnife and TomoTherapy platforms and the relatively small number of units shipped each quarter, each shipment of a CyberKnife or TomoTherapy platform can represent a significant percentage of our revenue for a particular quarter. Therefore, if we do not ship a CyberKnife or TomoTherapy platform when anticipated (including when customers are not ready to receive shipment and postpone orders or cancel them), we will not be able to recognize the associated revenue and our operating results will vary significantly from our expectations. This is of particular concern when the economic environment is volatile, such as the current economic environment. These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher days sales outstanding, reduced cash flows in a particular period and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2026, customer contracts with extended payment terms of more than one year amounted to approximately 4% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

●

we may not be in a position to exercise sole decision making authority regarding any collaboration, partnership, alliance or joint venture, which could result in impasses on decisions or decisions made by our partners, and our partners in such collaborations, partnerships, alliances or joint ventures may have economic or business interests that are, or may become, inconsistent with our interests. For example, our JV partner, CNNC High Energy Equipment (Tianjin) Co., Ltd., is a subsidiary of China Isotope and Radiation Corporation, which is a holding subsidiary of China National Nuclear Corporation (“CNNC”), which is a Chinese state-owned entity. CNNC is currently listed on the Non-SDN Chinese Military-Industrial Complex Companies List maintained by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) as well as the United States Department of Defense’s list of Chinese Military Companies operating directly or indirectly in the United States under Section 1260H of the National Defense Authorization Act for Fiscal Year 2021. Although these designations do not prohibit us from transacting with CNNC, CNNC’s subsidiaries or the JV, we may be exposed to certain commercial, operational, and reputational risks as a result of CNNC being a state-owned entity and thus controlled by the Chinese government where CNNC may make politically motivated business decisions that do not align with our commercial interests. In addition, CNNC could conduct business with other companies, organizations or institutions that attract unfavorable political attention in the United States, which could harm our reputation. These designations may result in negative publicity for us and the JV. Further regulatory changes adding CNNC or our JV partner to additional lists or export and sanctions related restricted or prohibited parties or further controls on entities viewed as connected to the Chinese military could impact the JV. Additionally, the United States government could use other measures to impose additional restrictions or export controls, which could apply to CNNC. Any such regulatory actions, including the imposition of sanctions, expansion of the United States Department of Defense’s list of Chinese Military Companies operating directly or indirectly in the United States, or other export control measures applicable to CNNC or its affiliates, could restrict our ability to sell products to or through the JV, receive payments from the JV, provide technology, software updates, services, or other support, or otherwise conduct business in China, and could require us to modify or terminate aspects of the JV or our broader China commercial strategy, any of, which could materially and adversely affect our business, financial condition, results of operations and profitability;

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

We have identified material weaknesses in our system of internal controls as of June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026, of which one material weakness remains unremediated as of June 30, 2026. Although one previously identified material weakness was remediated as of June 30, 2026, if we fail to remediate the remaining material weakness or otherwise fail to achieve and maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal, or unauthorized transactions. If we cannot maintain effective controls and provide timely and reliable financial reports, our business and operating results could be harmed. As more fully disclosed in Part II, Item 9A, “Controls and Procedures,” the Company concluded that as of June 30, 2025, September 30, 2025, December 31, 2025, March 31, 2026, and June 30, 2026, its internal control over financial reporting was not effective as a result of two material weaknesses, including one material weakness that had not been remediated as of June 30, 2026. The material weaknesses related to the review of the footnote schedules supporting financial statement disclosures and inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under GAAP principally resulting from incorrect assessment during the initial adoption of ASC 606. The material weaknesses resulted in misstatements related to the disclosure of remaining performance obligations included in Note 2, Revenue of the Company’s financial statements, which resulted in the restatement of our financial statements for the year ended June 30, 2025, and the three-months ended September 30, 2024, December 31, 2024, March 31, 2025, and September 30, 2025. In addition, based on these material weaknesses, management evaluated the effectiveness of internal control over financial reporting and concluded that as of June 30, 2025, September 30, 2025, December 31, 2025, March 31, 2026, and June 30, 2026, the Company had not maintained effective internal control over financial reporting. As of June 30, 2026, we concluded that one material weakness had been remediated, while the material weakness related to review of footnote schedules supporting financial statement disclosures had not yet been remediated.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the remaining material weakness identified above, but remediation efforts can be time consuming and costly. Additionally, we previously identified material weaknesses in our system of internal controls as of June 30, 2024, which were remediated as of March 31, 2025. In the future, we may not be successful in promptly remediating the material weaknesses identified by management or be able to identify and remediate additional control deficiencies, including material weaknesses. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the remaining material weakness or prevent or avoid potential future material weaknesses. Our management may also be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses or other deficiencies in internal control over financial reporting. Additionally, any disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of any acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks) could adversely impact the effectiveness of our internal control over financial reporting as well as affect our ability to manufacture products, process orders, deliver products, provide customer support, fulfill contractual obligations, track inventories, or otherwise operate our business, in particular as a result of our limited experience implementing such systems and the complex nature of the system itself. Any failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, including due to a failure to remediate the remaining material weakness mentioned above or the discovery or occurrence of any additional material weaknesses in our internal control over financial reporting in the future, could adversely affect our ability to prepare financial statements within required time periods and record, process and report financial information accurately, which could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, negatively impact the price of our common stock, limit our liquidity and access to capital markets, adversely affect our business, harm our reputation or subject us to litigation or investigations requiring management resources and payment of legal and other expenses.

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

While we believe that based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we will have sufficient cash resources and anticipated cash flows to meet our anticipated cash needs for at least the next twelve months, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the other risk factors described above and below.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, which could be difficult or impossible depending on the state of economic and capital markets environments at the time, as well as the state of our business, operating results and financial condition. For example, any sustained disruption in the capital markets from the global economic environment could negatively impact our ability to raise capital. Our ability to raise additional capital or access capital can be affected by macroeconomic events which affect the economy and the financial and banking sectors in particular. Failures at banks and other financial institutions, or issues in the broader U.S. financial system, including uncertainty related to the debt ceiling, increased interest rates, and lack of availability of credit, which may have an impact on the broader capital markets and, in turn, our ability to access those markets. In addition, the tightening of the credit markets and lending standards could make it more difficult to raise capital through either debt or equity offerings on commercially reasonable terms or at all. Also, our debt levels may impair our ability to obtain additional financing in the future. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. In particular, the Warrants that we issued to the lenders in connection with the Credit Facilities contain anti-dilution provisions, among other things, including price protection anti-dilution protection in the event that the Company sells stock at a price below $1.00 per share in the case of the Penny Warrants, $1.25 per share in the case of the June 2025 Premium Warrants, $0.93 per share in case of the December 2025 Premium Warrants and the May 2026 Premium Warrants, and $1.12 per share in case of the Super Premium Warrants. We cannot assure that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

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

At the end of fiscal year 2026, we had approximately $276.9 million and $124.5 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2029 for federal and 2026 for state purposes. In addition, as of fiscal year 2026, we had federal and state research and development tax credit carryforwards of approximately $27.9 million and $23.1 million, respectively. The California research credits have no expiration date. The federal research credits and other non-California state research credits began to expire in 2026, and $1.7 million of research credits expired in fiscal year 2026.

Federal net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account). It is uncertain if and to what extent various states will conform to these limitations. In addition, utilization of our net operating loss and credit carryforwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code (“IRC”) and similar state provisions to us. [Changes in our stock ownership, including changes arising in connection with the transactions related to the Financing Agreement or the amendments thereof, issuance of common stock upon the exercise of warrants issued by us or future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the IRC.] In addition, the use of our net operating losses and other tax attributes may be subject to other limitations under applicable law. Additionally, one of the provisions under the Tax Cuts and Jobs Act that became effective in tax years beginning after December 31, 2021, required the capitalization and amortization of domestic and foreign research and experimental expenditures. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, which makes a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development expenditures and permitting such deductions on a current basis. The adoption of the OBBB Act did not have a material impact on our financial statements due to our current losses and full valuation allowance recorded against our U.S. deferred tax asset.

We are subject to the tax laws of various foreign jurisdictions, as well as within the United States, which are subject to unanticipated changes and interpretation and could harm our future results.

The application of tax laws of various foreign jurisdictions and within the United States is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements including our transfer pricing or determine that the manner in which we operate our business does not achieve the intended tax consequences. The application of tax laws can also be subject to conflicting interpretations by tax authorities in the various jurisdictions we operate. It is not uncommon for taxing authorities in different countries to have conflicting views, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes. Further, tax laws are subject to change, which could adversely impact our tax rate. A number of countries, as well as organizations such as the Organization for Economic Cooperation and Development, support the 15% global minimum tax initiative (“Pillar Two”), and have adopted or intend to adopt laws to implement this initiative. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Many countries and organizations are also actively considering changes to existing tax laws or have proposed or enacted new laws, such as the OBBB Act, that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business, which could materially impact our results of operation.

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

The ACA includes a large number of health related provisions, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost‑effective care and a reduction of inefficiencies and waste and including new tools to address fraud and abuse. The laws also include a decrease in the annual rate of inflation for Medicare payments to hospitals and the establishment of an independent payment advisory board to suggest methods of reducing the rate of growth in Medicare spending. We do not yet know the full impact that the ACA will have on our business. The expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by third-party payors for our products, or reduced volume of medical procedures conducted with our products, all of which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

●	guidance, if any, that we provide to the public, any changes to or removal of this guidance or our failure to meet this guidance;

●	regulatory developments related to manufacturing, marketing or sale of the CyberKnife or TomoTherapy platform;

●	political or social uncertainties, including as a result of the conflicts in Russia-Ukraine, Iran, the Middle East and Southwest Asia;

●	changes in product pricing policies;

●	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

●	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ and our own estimates;

●	recruitment or departure of key personnel;

●	the performance of our competitors and investor perception of the markets and industries in which we compete;

●	announcement of strategic transactions or capital raising activities; and

●

market conditions in our industry, the industries of our customers and the economy as a whole, including the impact of increased inflation, a recession or instability in the banking and financial services sector.

If we do not regain compliance with or continue to satisfy Nasdaq’s continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

The continued listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) require us to satisfy minimum financial and other requirements including, without limitation, a requirement that the closing bid price of our common stock be at least $1.00 per share. On February 2, 2026, we received a letter from Nasdaq indicating that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to the deadline. While we did not achieve compliance with the Minimum Bid Requirement within 180 calendar days, we were eligible for an additional 180 calendar days (the “Second Compliance Period”) to regain compliance pursuant to Nasdaq Listing Rule 5810 (c)(3)(A) by transferring to The Nasdaq Capital Market. To qualify for the Second Compliance Period, we submitted a transfer application and paid an application fee. Our common stock was transferred to The Nasdaq Capital Market effective as of the opening of business on August 6, 2026, and continues to trade under the symbol “ARAY”. To qualify, we are required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Requirement, and we provided written notice of our intention to cure the minimum bid price deficiency during the second compliance period. In addition, we expect to seek to regain compliance with Nasdaq’s minimum bid price requirement through a reverse stock split; however, there can be no assurance that a reverse stock split, if effected, would result in a sustained increase in the market price of our common stock or enable us to maintain compliance with Nasdaq’s continued listing standards.

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

The exercise of outstanding warrants to acquire our common stock will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. As of June 30, 2026, there are (i) 17,180,710 shares of our common stock issuable upon exercise of the June 2025 Premium Warrants, (ii) 6,247,531 shares of our common stock issuable upon exercise of the June 2025 Penny Warrants, (iii) 3,062,726 shares of common stock issuable upon exercise of the December 2025 Super Premium Warrants, (iv) 2,187,661 shares of common stock issuable upon exercise of the December 2025 Premium Warrants, (v) 1,750,129 shares of common stock issuable upon exercise of December 2025 Penny Warrants, (vi) 2,135,721 shares of our common stock issuable upon exercise of the DDTL Premium Warrants, (vii) 1,708,577 shares of our common stock issuable upon exercise of the DDTL Penny Warrants, and (viii) 2,990,010 shares of our common stock issuable upon exercise of the DDTL Super Premium Warrants. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares. In addition, the perceived risk of dilution as a result of the number of outstanding Warrants may cause our stockholders to be more inclined to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our common stock price could encourage investors to engage in short sales of our common stock, which could further contribute to price declines in our common stock. The fact that our warrant holders can sell substantial amounts of our common stock in the public market could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

In addition, the Warrants have certain anti-dilution protection provisions, including price protection anti-dilution protection in the event that the Company sells stock at a price below $1.00 per share in the case of the Penny Warrants, $1.25 per share in the case of the June 2025 Premium Warrants, $0.93 per share in the case of the December 2025 Premium Warrants and the May 2026 Premium Warrants, and $1.12 per share in the case of the Super Premium Warrants. Depending on the nature and price of any equity issuances by us, the number of shares of common stock issuable upon the exercise of such Warrants could be increased and that would likely make an equity financing more difficult.

Provisions in the Financing Agreement for our Credit Facilities, our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

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

Risks Related to our Financing Transaction

There can be no assurance that the Financing Transaction will be successfully consummated or achieve the anticipated results.

On July 29, 2026, the Company entered into Amendment No. 3 to the Financing Agreement and the Securities Purchase Agreement with certain existing investors (collectively, the “Financing Transaction”). Among other matters, the Financing Transaction provides for, subject to certain closing conditions, the issuance of $55.0 million of Series A Convertible Preferred Stock, paid in the form of (i) $15.0 million in cash, which amount was paid on the date the parties entered into the Securities Purchase Agreement, and (ii) the conversion of $40.0 million of existing indebtedness held by existing investors under the Financing Agreement, with such existing indebtedness to be cancelled and extinguished in exchange for shares of Series A Convertible Preferred Stock issued at the closing of the Securities Purchase Agreement. In addition, Amendment No. 3 to the Financing Agreement, among other things, modified certain financial covenants, including minimum liquidity requirements, provided a covenant holiday through December 31, 2027, and converted the revolving credit facility to an asset-based lending structure. In addition, the Company issued 15.3 million warrants to purchase common stock (the “July 2026 Warrants”). See Note 16, Subsequent Events, for additional information regarding these transactions. The Financing Transaction is subject to certain closing conditions, including stockholder approval and the implementation of a reverse stock split of the Company’s common stock, at a ratio ranging from any whole number between 1-for-15 and 1-for-40 (the “Reverse Stock Split”), or such other ratio as may be approved by the Board, including at least one Preferred Director (as defined below). There can be no assurance that these conditions will be satisfied or waived, that the required stockholder approvals will be obtained, or that the Financing Transaction will be consummated on the terms currently contemplated, within the anticipated timeframe, or at all.

If the issuance of the Series A Convertible Preferred Stock or the Reverse Stock Split is not approved by our stockholders, the Series A Convertible Preferred Stock will not be issued, and the Securities Purchase Agreement may be terminated. If the Securities Purchase Agreement is terminated for failure to obtain stockholder approval, (i) the $15.0 million cash investment will automatically be deemed to be an Obligation (as defined in the Financing Agreement) under the Financing Agreement, and (ii) we will be required to pay a fee in an amount equal to $15.0 million to TCW Asset Management Company LLC (“TCW”), as administrative agent under the Financing Agreement, to be allocated among the investors party to the Securities Purchase Agreement in accordance with the amounts funded by such investors. Such amount shall be fully earned, non-refundable, and due on such date of termination, and payable in full in cash on the earliest to occur of (A) the final maturity date under the Financing Agreement; (B) the date on which all Obligations (as defined in the Financing Agreement) that are then due and payable are indefeasibly paid in full, in cash; (C) the date on which all or any portion of the Obligations is accelerated; or (D) the date on which any of the Obligations is satisfied, released, paid, restructured, reorganized, replaced, reinstated, defeased or compromised, including through foreclosure (whether by judicial proceeding or otherwise), a deed in lieu of foreclosure, or a distribution of any kind made to TCW or the lenders in full or partial satisfaction of the Obligations.

In addition, the $40.0 million debt exchange contemplated by the Securities Purchase Agreement would not occur, and such indebtedness would remain outstanding under the Financing Agreement. The warrants proposed to be cancelled in connection with the Financing Transaction would also remain outstanding, resulting in additional potential dilution to our stockholders. Together with the $15.0 million termination fee described above, these consequences would undermine many of the anticipated benefits of the Financing Transaction. Even if the Financing Transaction is consummated, there can be no assurance that we will realize the anticipated benefits of the Financing Transaction, whether within the expected timeframe or at all, and any failure to realize such benefits could have a material adverse effect on our business, financial condition, results of operations and prospects.

If the Financing Transaction is consummated, our stockholders will experience substantial dilution as a result of any conversion of the Series A Convertible Preferred Stock or the exercise of the July 2026 Warrants.

As of July 31, 2026, we had 122.5 million and 119.4 million shares of common stock issued and outstanding, respectively, and 75.6 million shares of common stock reserved for future issuance, including 15.3 million shares reserved for issuance upon exercise of all of the July 2026 Warrants. In addition, the Securities Purchase Agreement obligates us to reserve and keep available at least 100% of the maximum number of shares of common stock issuable upon conversion of all the Series A Convertible Preferred Stock then outstanding, which is currently 110,000,000 shares (which will be adjusted if the Reverse Stock Split is effected). Consummation of the Financing Transaction and exercise of some or all of the July 2026 Warrants will result in significant dilution of stockholders’ ownership and voting interests in the Company.

TCW Asset Management Company LLC and its affiliates will have significant influence over us following the conversion of the Series A Convertible Preferred Stock and the exercise of the July 2026 Warrants, if any, and their interests may conflict with those of our other stockholders in the future.

TCW and its affiliates currently have the largest ownership position in the Company, which position will increase upon any conversion of the Series A Convertible Preferred Stock and any exercise of the July 2026 Warrants. So long as they hold a significant amount of our voting power, TCW and its affiliates will have significant influence over the outcome of all matters requiring stockholder approval, including the election and removal of our directors, and thereby over our corporate and management policies. In addition, TCW and its affiliates may vote their shares in a manner that, in their judgment, could enhance their investment, but which may conflict with our interests or those of our other stockholders. This concentration of ownership may also delay or deter possible changes in control of the Company or deprive our other stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of the Company, which may ultimately affect the market price of our common stock. Further, under the terms of the Securities Purchase Agreement, TCW has the right to designate up to two preferred directors (the “Preferred Directors”) as members of the board of directors. TCW has initially designated Chan W. Galbato and Steven F. Mayer, both of whom are currently serving as members of the board of directors, to serve as the Preferred Directors. As a result, TCW may exercise significant influence over the composition of our board of directors and may have the ability to influence the outcome of certain matters affecting our business, governance and capitalization. We cannot predict how TCW and its affiliates will exercise their influence over the Company, and their interests may differ from, or conflict with, the interests of our other stockholders. This concentration of ownership and control may also have the effect of delaying, deterring or preventing a change in control of the Company or other transaction that might otherwise be beneficial to our other stockholders, and could adversely affect the market price of our common stock.

General Risks

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At June 30, 2026, we had $40.6 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Unexpected events beyond our control, including as a result of responses to epidemics or pandemics; fires or explosions; natural disasters, such as hurricanes, floods, tornadoes and earthquakes; war or terrorist activities (including the conflicts in Russia-Ukraine, Iran, the Middle East and Southwest Asia); unplanned outages; supply disruptions; and failures of equipment or systems, including telecommunications systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacturing and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our business, financial condition and results of operation.

Moreover, global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. The impacts of climate change may include physical risks (such as frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs, transition risks, shifts in market trends, and other adverse effects. Such impacts may disrupt parties in our supply chain, our customers, and our operations. We have facilities in countries around the world, including two manufacturing facilities in Madison, Wisconsin and Chengdu, China, each of which is equipped to manufacture unique components of our products that we may not source from other suppliers. We do not maintain backup manufacturing facilities for any of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in California, which has experienced major earthquakes and fires in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. Further, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations and the operations of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

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

Item 2. PROPERTIES

Facilities

Our corporate headquarters are in Madison, Wisconsin. We lease approximately 405,000 square feet world-wide. We lease approximately 247,000 square feet in Madison, Wisconsin for product development, manufacturing, administrative, training and warehouse space. We lease approximately 59,000 square feet in Sunnyvale and Santa Clara, California for product research and development and administrative functions. As of July 1, 2026, we subleased 9,000 square feet of our Santa Clara office space to a third party. We lease approximately 20,000 square feet in Morges, Switzerland, for administrative functions, and lease approximately 5,400 square feet in Genolier, Switzerland for training. We lease approximately 42,000 square feet of space in a manufacturing facility in Chengdu, China. We also lease international offices in China; Hong Kong; Japan; Korea; India; and Spain.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “ARAY.”

As of August 21, 2026, there were 115 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders and believe the number of stockholders of record underestimates our total number of stockholders.

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

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our consolidated financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report on Form 10‑K, particularly in “Risk Factors.” See “Special Note Regarding Forward‑Looking Statements” for more information. This section generally discusses the results of our operations for the year ended June 30, 2026, compared to the year ended June 30, 2025. For a discussion of the year ended June 30, 2025 compared to the year ended June 30, 2024, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2025 as filed with the SEC on August 28, 2025, as amended by the Company’s Annual Report on Form 10-K/A filed with the SEC on February 17, 2026.

Overview

Company

We are a radiation therapy company that develops, manufactures, sells and supports treatment delivery, planning, imaging and data management solutions designed to help clinical teams deliver precise radiation treatments across a broad range of clinical cases. Our portfolio includes the CyberKnife robotic platform and a differentiated helical portfolio that includes the Accuray Stellar, Radixact, Accuray Helix and Tomo C Systems, where available. We believe these solutions provide clinicians with advanced capabilities to support accuracy, flexibility, motion management, image guidance, adaptive workflows and personalized treatment delivery.

Our solutions are designed to support clinical teams during individual treatments, across the treatment workflow and throughout the patient treatment journey, from curative to palliative care. Across our robotic and helical platforms, our solutions include:

●	Radiation therapy systems with software-enabled motion management capabilities designed to support real-time adaptation of treatment delivery for targets that move during treatment.

●

Treatment planning software that enables clinicians to use the differentiated capabilities of Accuray systems to create high-quality treatment plans and support precise, efficient treatment delivery across a broad range of clinical cases.

●

ClearRT helical kVCT imaging technology, available on selected systems and configurations, designed to produce high-quality CT images efficiently, with imaging length capabilities of up to 135 cm on selected configurations, supporting broad anatomical visualization and adaptive treatment workflows.

●

Automated tools designed to help clinicians identify anatomical changes during a course of treatment, evaluate whether re-planning may be clinically beneficial and adapt radiation dose to support treatment plan objectives.

●

Software tools designed to support efficient retreatment planning by helping clinicians evaluate prior dose information, generate new treatment plans and assess cumulative dose for patients who have previously received radiation therapy.

●

System architecture that accommodates third-party surface guidance interfaces to support patient positioning, monitor positioning accuracy during treatment and enable deep inspiration breath hold (“DIBH”) workflows for selected cancer treatments.

Our CyberKnife platform and helical portfolio, including Accuray Stellar, Radixact, Accuray Helix and Tomo C Systems, where available, are designed to support advanced radiation treatments such as SRS, SBRT, IMRT, IGRT and adaptive radiation therapy. These platforms are designed to support precise treatment delivery while helping clinicians manage dose to healthy tissue and organs at risk. The CyberKnife platform is also used by neurosurgeons for radiosurgery treatments involving brain and spine tumors, as well as selected neurologic and endocrine disorders, where clinically appropriate. We also provide related services, including customer support, installation, training and other professional services.

Current Economic Conditions

We are subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including high interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; the conflicts in Iran, the Middle East and Southwest Asia, including the impact on global supply chains and oil prices, as well as other geopolitical concerns, such as the Russia-Ukraine conflict, and tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; changes in government administration policy positions; new tariffs on global imports and uncertainties regarding impact, retaliations and further escalation, including against other countries; and other factors that may emerge. We are also continuing to navigate supply chain and inflation challenges, both of which continue to be a significant headwind that affects the Company’s results of operations.

We expect that the business of our customers and our own business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. For example, we had product shipments planned in the second half of fiscal year 2026 to certain customers in the Middle East, North Africa and Pakistan that have been delayed indefinitely due to geopolitical disruption in the Middle East and continued pressure in China, which is also impacting our service revenue in those regions. In addition, ongoing supply chain challenges and logistics costs, including difficulties in obtaining a sufficient supply of component materials and increased component costs, have adversely affected our gross margins and net income (loss), and we currently expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistics expenses through at least fiscal year 2027, and potentially longer. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2027. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our net revenue since fiscal year 2024 and we expect this will continue to affect us. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity, however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time.

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

Sale of Our Products

Generating revenue from the sale of our platforms is a lengthy process. Selling our platforms, from first contact with a potential customer to a signed sales contract that meets our backlog criteria (as discussed below) varies significantly and generally spans between 6 months and 30 months. The length of time between receipt of a signed contract and revenue recognition is generally governed by the time required by the customer to build, renovate or prepare the treatment room for installation of the platform. We report our customer revenues in five geographic regions: the Americas, EIMEA, Japan, China, and Asia Pacific. The Americas region includes the United States, Canada and Latin America. The EIMEA region includes Europe, India, the Middle East and Africa. The Asia Pacific region consists of Asia (excluding Japan and China), Australia and New Zealand.

In the United States, we primarily market directly to customers, including hospitals and stand-alone treatment facilities, through our sales organization we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through use of distributors and sales agents. In addition to our offices in the United States, we have international offices in Morges, Switzerland; Hong Kong, China; Shanghai, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, Korea, India and Canada. In addition, we have distributors in Europe, Russia, the Middle East, Africa, the Asia Pacific region, and Latin America.

Transformation Plan and Restructuring

In fiscal year 2026, the Company announced a comprehensive strategic, operational, and organizational, transformation plan (the “Transformation Plan”). The Transformation Plan initiatives are designed to increase operating margins, enhance organizational responsiveness and agility, and position the Company for sustainable, profitable growth. In connection with the Transformation Plan, in December 2025, the Company announced its Transformation Plan, which is designed to realign its organization to produce sharper accountability, tighter cost control, and faster execution. The actions taken by the Company are intended to right-size the Company’s cost structure, outsource selected non-core activities while building internal global centers of excellence, reallocate engineering resources, and better position the commercial organization to drive sales growth and enhance competitiveness. The organizational realignment element of the plan focuses on four major areas: streamlining the Company’s commercial structure, centralizing and globalizing core functions, elevating the global heads of service and product development to report directly to the CEO, and optimizing the Company’s workforce and footprint. In parallel, the Company is also outsourcing selected non-core activities, rationalizing facilities, implementing programs to improve direct and indirect spend efficiency, and reallocating engineering resources to focus on high ROI programs and integration of third party solutions.

The actions also included a restructuring of the Company’s workforce (the “FY26 Restructuring Plan”) that resulted in the elimination of approximately 3% of the global workforce during the three months ended September 30, 2025, and the elimination of approximately 15% of the global workforce during three months ended December 31, 2025. Certain employees notified during the three months ended December 31, 2025, have various termination dates during the quarterly periods ended March 31, 2026, and June 30, 2026. Restructuring charges also include third-party implementation and other costs that were directly tied to the execution of the FY26 Restructuring Plan, as well as asset impairments for certain capitalized assets as a result of the FY26 Restructuring Plan. Total restructuring charges during fiscal year 2026 were $16.2 million. The FY26 Restructuring Plan was substantially completed by June 30, 2026.

Financing Transaction

On July 29, 2026, the Company entered into the Securities Purchase Agreement with certain existing investors pursuant to which the investors agreed to purchase an aggregate of 55,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $55.0 million. The purchase price is payable as (i) $15.0 million in cash (the “Cash Investment”), paid on the signing date of the Securities Purchase Agreement, and (ii) the conversion of $40.0 million of existing indebtedness held by such investors under the Financing Agreement, with such indebtedness to be cancelled and extinguished in exchange for shares of Series A Convertible Preferred Stock at the closing of the Securities Purchase Agreement.

The issuance of the Series A Convertible Preferred Stock is subject to certain closing conditions, including stockholder approval and the implementation of a reverse stock split of the Company’s common stock, at a ratio ranging from any whole number between 1-for-15 and 1-for-40 (the “Reverse Stock Split”), or such other ratio as may be approved by the Board, including at least one Preferred Director (as defined below). Upon closing of the Securities Purchase Agreement, certain outstanding Warrants held by the investors party to the Securities Purchase Agreement to purchase approximately 27.6 million shares of common stock will be cancelled. In connection with entering into the Securities Purchase Agreement and Amendment No. 3 to the Financing Agreement described below, the Company issued to the investors under the Securities Purchase Agreement warrants to purchase up to an aggregate of approximately 15.3 million shares of common stock, at purchase price of $0.01 per share of common stock. Such warrants are exercisable for a period of 7 years after the date of issuance.

Concurrently with entering into the Securities Purchase Agreement, the Company entered into Amendment No. 3 to the Financing Agreement (“Amendment No. 3”). Amendment No. 3 amended the Financing Agreement to, among other things, (i) provide a covenant holiday with respect to certain financial covenants through December 31, 2027, (ii) modify the terms of the minimum liquidity requirement, (iii) increase certain fees applicable to prepayments, (iv) provide that if the Securities Purchase Agreement is terminated, the Cash Investment is deemed to be a secured obligation under the Financing Agreement and subject to repayment, together with a $15.0 million fee, upon repayment or satisfaction of the obligations (or earlier acceleration thereof), (v) provide for an additional $5.0 million delayed draw term loan commitment, subject to specified conditions, and (vi) converts the revolving credit facility into an asset-based lending facility.

Further information regarding the Financing Transactions is set forth in Note 16. Subsequent Events.

Joint Venture

In January 2019, our wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. The JV aims to be uniquely positioned to serve China, which we believe is the world’s largest growth market for radiation oncology systems. China represents a significantly underserved market for linacs based on the country’s population and cancer incidence rates on both an absolute and relative country basis. Accuray Asia has a 49% ownership interest in the JV, and the CIRC Subsidiary has a 51% ownership interest in the JV.

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

There remains significant tariff uncertainty, including related to existing tariffs associated with U.S.-China trade, which we expect will continue to have incremental costs to the Company. We are working to implement mitigations to the tariff policy impacts, however, we cannot predict the full impact or timing of such efforts and expect that sales to China will be adversely impacted, and our financial results may be adversely impacted through fiscal year 2027.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Years Ended June 30,
	2026	2025
Gross orders	$191,898	$288,035
Age-ins	6,485	25,753
Age-outs	(128,764)	(125,529)
Cancellations	(10,237)	(7,725)
Currency impacts and other	(1,165)	(3,301)
Net orders	$58,217	$177,233
Order backlog at the end of the period	$312,549	$426,972

Gross Orders and Book-to-Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period, adjusted for any revisions to existing orders during the period.

Gross orders decreased by $96.1 million during the year ended June 30, 2026, as compared to the year ended June 30, 2025, primarily due to a decrease in the EIMEA and China regions.

Our book-to-bill ratio is defined as gross orders for the period divided by product revenue for the period. Our book-to-bill ratio for the year ended June 30, 2026, was 1.1 as compared to 1.2 for the year ended June 30, 2025. A book-to-bill ratio greater than 1.2 indicates strong demand for our products. This metric allows management to monitor our business development efforts to ensure we grow our backlog and our business over time.

In recent years, the percentage of gross orders received from our distribution partners in the international markets represented 62% and 81% of gross orders for fiscal year ended June 30, 2026 and 2025, respectively. We anticipate that distributor orders from international markets will continue to represent a significant portion of our gross orders in the foreseeable future. International orders are affected by foreign currency fluctuation as well as government programs that stimulate the purchase of healthcare products, both of which could affect the demand for our products and timing of orders from period to period. In addition, our order-to-revenue conversion cycle for international distributor orders has been generally longer, compared to that of direct channel sales and could cause fluctuations in our age-outs from period to period.

Net Orders

Net orders are defined as gross orders, less cancellations, age-outs net of age-ins, foreign exchange and other adjustments during the period. Net orders decreased by $119.0 million during the year ended June 30, 2026, as compared to the year ended June 30, 2025, primarily due to the decrease in gross orders of $96.1 million.

Results of Operations

Fiscal 2026 results compared to fiscal 2025

Net revenue

Net revenue by sales classification is as follows:

	Years Ended June 30,
(Dollars in thousands)	2026	2025	Percent Change
Products (a)	$172,712	$237,580	(27)%
Services (b)	229,235	220,925	4%
Net revenue	$401,947	$458,505	(12)%
Products revenue as a percentage of net revenue	43%	52%
Services revenue as a percentage of net revenue	57%	48%

a)

Includes sales of products to the JV, an equity method investment, of $43.0 million during the year ended June 30, 2026, and $101.6 million during the year ended June 30, 2025, respectively. See Note 11.

b)

Includes sales of services to the JV, an equity method investment, of $22.6 million during the year ended June 30, 2026, and $18.5 million during the year ended June 30, 2025, respectively. See Note 11.

Products net revenue decreased by $64.9 million during the year ended June 30, 2026, as compared to the year ended June 30, 2025, due to a lower volume of shipments.

Services net revenue increased by $8.3 million during the year ended June 30, 2026, as compared to the year ended June 30, 2025, primarily due to higher contract revenues resulting from an increase in our installed base, higher contract renewal rates driven by ongoing pricing initiatives, and higher out-of-contract time-and-material billings.

Net revenue by geographic region, which is based on the shipping location of our customers, is as follows:

	Years Ended June 30,
(Dollars in thousands)	2026	2025	Percent Change
Americas	$89,956	$88,768	1%
EIMEA	150,912	144,264	5%
China	68,142	124,475	(45)%
Japan	44,259	53,622	(17)%
Asia Pacific	48,678	47,376	3%
Net revenue	$401,947	$458,505	(12)%

Net revenue decreased $56.6 million during the year ended June 30, 2026, as compared to the year ended June 30, 2025. The decrease in net revenue was product driven, reflecting reduced system shipment volume in our China region resulting from sustained geopolitical tensions and ongoing tariff uncertainty, partially offset by increased system shipment volume in our EIMEA region.

Gross profit

Gross profit is as follows:

	Years Ended June 30,
(Dollars in thousands)	2026	2025	Percent Change
Gross profit	$111,454	$146,967	(24)%
Total gross profit as a percentage of net revenue	27.7%	32.1%

Gross profit decreased by $35.5 million during the year ended June 30, 2026, as compared to the year ended June 30, 2025, due to a decrease in product unit sales and product mix. The decrease in gross profit as a percentage of revenue was primarily due to non-IEEPA tariff expense and unfavorable product and region mix, in particular significantly fewer CyberKnife System shipments to China.

Operating Expenses

	Years Ended June 30,
(Dollars in thousands)	2026	2025	Percent Change
Research and development	$37,753	$47,942	(21)%
Selling and marketing	38,573	43,315	(11)%
General and administrative	45,398	47,871	(5)%
Restructuring	16,172	-	-
Total operating expenses	$137,896	$139,128	(1)%
Research and development as a percentage of net revenue	9%	10%
Selling and marketing as a percentage of net revenue	10%	9%
General and administrative as a percentage of net revenue	11%	10%
Restructuring as a percentage of net revenue	4%	0%
Total operating expenses as a percentage of net revenue	34%	30%

Research and development expenses decreased by $10.2 million during the year ended June 30, 2026, as compared to the year ended June 30, 2025. The decrease was primarily driven by lower expenses resulting from actions taken under the FY26 Restructuring Plan, including $8.7 million of lower compensation and benefits expenses, coupled with lower outside services and facilities spend.

Selling and marketing expenses decreased by $4.7 million during the year ended June 30, 2026, as compared to the year ended June 30, 2025, also related to cost reduction actions implemented under the FY26 Restructuring Plan.

General and administrative expenses decreased by $2.5 million during the year ended June 30, 2026, as compared to the year ended June 30, 2025, primarily reflecting the impact of the FY26 Restructuring Plan, including a $3.2 million decrease in compensation and benefits expenses.

Restructuring charges

The following table summarizes the restructuring charges (in thousands):

	Year Ended
	June 30,
	2026	2025
Severance and employee related costs	$10,535	$—
Third-party implementation and other costs	3,262	—
Asset impairment	2,375	—
Total restructuring charges	$16,172	$—

Income from equity method investment

	Years Ended June 30,
(Dollars in thousands)	2026	2025	Percent Change
Income from equity method investment	$1,124	$4,714	(76)%

Income from the equity method investment decreased by $3.6 million during the year ended June 30, 2026, as compared to the year ended June 30, 2025, primarily as a result of a decrease in revenues from the JV of $54.5 million.

Interest expense

	Years Ended June 30,
(Dollars in thousands)	2026	2025	Percent Change
Contractual interest coupon	$(14,288)	$(10,221)	40%
Accrued paid-in-kind interest	(9,704)	(616)	1475%
Amortization of debt financing costs and discount for warrants issued to lenders	(8,088)	(1,439)	462%
Other	(825)	(678)	22%
Total interest expense	$(32,905)	$(12,954)	154%

Interest expense increased $20.0 million during the year ended June 30, 2026, as compared to the year ended June 30, 2025, primarily due to the full-year impact of borrowings under the Company’s financing agreements that commenced in June 2025, including higher cash interest expense, accrued paid-in-kind interest, and increased amortization of debt financing costs and the discount associated with warrants issued in connection with the financing arrangements and subsequent amendments.

IEEPA Refund Financing Costs

On April 13, 2026, we entered into a participation agreement with a third party pursuant to which we agreed to sell our claims for refunds of previously paid tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Under the terms of the agreement, the third party purchased our $9.3 million refund claims, including interest, for $6.6 million. The transaction did not meet the derecognition criteria of ASC 860, Transfers and Servicing, and therefore was accounted for as a financing arrangement, with the $6.6 million of proceeds received recorded as a liability.

Financing costs associated with the arrangement are recognized using the effective interest method, which accretes the initial liability to the expected refund amount over the term of the arrangement. During the fourth quarter of fiscal 2026, we recorded $2.4 million of financing costs to accrete the initial $6.6 million liability to the estimated year-end refund amount of $9.0 million.

As of June 30, 2026, the liability balance was $6.6 million, reflecting payments of $2.7 million of tariff refunds received and remitted to the third-party purchaser.

Gain on extinguishment of debt

In the fourth quarter of fiscal year 2025, we recorded a $1.5 million gain on the extinguishment of a portion of our Convertible Notes and our prior term loan facility. The gain on extinguishment is comprised of a $2.4 million gain on the settlement of shares issued to the holders of the Convertible Notes offset by $0.9 million from the write-off of unamortized debt issuance costs.

Gain from change in fair value of warrant liability

Our Penny Warrants are accounted for as a liability with the changes in the fair value of the warrants recognized in the statement of operations and comprehensive loss. We recorded an $8.4 million gain due to the change in the fair value of the Penny Warrants during the twelve-months ended June 30, 2026.

Other income (expense), net

	Years Ended June 30,
(Dollars in thousands)	2026	2025	Percent Change
Interest income	$819	$1,192	(31)%
Foreign currency exchange gain	5,496	1,573	249%
Costs for hedging activities	(1,593)	(2,376)	(33)%
Other, net	289	170	70%
Total other income (expense), net	$5,011	$559	796%

Other income (expense), net, increased by $4.5 million during the year ended June 30, 2026, as compared to the year ended June 30, 2025, primarily driven by foreign currency transaction gains recognized in fiscal year 2026, including gains associated with the Company’s cash flow hedging program.

Provision for income taxes

	Years Ended June 30,
(Dollars in thousands)	2026	2025	Percent Change
Provision for income taxes	$1,946	$2,725	(29)%

Income tax expense was $1.9 for fiscal 2026 compared to $2.7 for fiscal 2025. The decrease of approximately $0.8 million was primarily attributable to lower tax expense associated with our foreign operations, including lower expense related to uncertain tax positions and withholding taxes on foreign earnings.

Liquidity and Capital Resources

As of June 30, 2026, we had $40.6 million in cash and cash equivalents. Cash from operations could be affected by various risks and uncertainties, including, declines in our revenue, particularly without a corresponding decrease in our expenses, the timing of payments from our customers and our expenditures, as well as but not limited to, macroeconomic conditions, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations, and the risks included in Part I, Item 1A titled “Risk Factors.” In particular, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2027. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted net revenue since fiscal year 2024 and we expect this will continue to affect us. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by macroeconomic conditions.

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

On June 6, 2025, we entered into a senior secured credit agreement (the “Financing Agreement”) by and among the Company, as borrower (the “Borrower”), TCW Asset Management Company LLC, a leading global asset manager (“TCW”), as collateral agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Collateral Agent”) and as administrative agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent”, and together with the Collateral Agent, each an “Agent” and collectively, the “Agents”), and certain other parties signatory thereto. The Financing Agreement provides for (a) $150 million of new five-year term loan facility (the “Term Loan Facility”), (b) a new $20 million delayed draw term loan facility (the “Delayed Draw Facility”) and (c) a new $20 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility and Delayed Draw Facility, the “Facilities”). The proceeds of the Delayed Draw Facility may be used to fund any future repurchases of outstanding Convertible Notes. The proceeds of loans drawn under the Revolving Credit Facility will be used to fund the general working capital needs and general corporate purposes of the Company and its subsidiaries. The Facilities’ stated maturity date is June 6, 2030. In December 2025, we entered into amendments to the Financing Agreement. The first amendment to the Financing Agreement (the “First Amendment”) provided for the inclusion of certain restricted cash balances in the liquidity covenant in the Financing Agreement. The second amendment to the Financing Agreement (the “Second Amendment”) provided for (i) the removal of the leverage condition we must meet to draw down on the Delayed Draw Facility; (ii) the reduction of the capacity of the Delayed Draw Facility to $18.3 million; and (iii) the delay of the commencement of the requirement for us to meet the fixed charge coverage ratio and leverage ratio to December 31, 2026. In addition, we agreed to pay $2.4 million in additional fees and amounts available to be drawn under the revolving credit facility were reduced to $15.0 million through December 31, 2026.

On June 6, 2025, concurrently with our entry into the Financing Agreement, we issued detachable warrants to purchase our common stock to certain of our lenders (the “Warrant Holders”) under the Financing Agreement. The Warrant Holders were issued warrants to purchase (i) 17,180,710 shares of common stock with an exercise price of $1.68 per share, exercisable on and after December 7, 2025 and expiring on June 6, 2032 (the “June 2025 Premium Warrants”) and (ii) 6,247,531 shares of common stock with an exercise price of $0.01 per share, which are exercisable immediately and expire June 6, 2032 (the “June 2025 Penny Warrants” and together with the June 2025 Premium Warrants, the “June 2025 Warrants”). On December 15, 2025, concurrently with our entry into the Second Amendment, we issued detachable warrants to purchase our common stock to the Warrant Holders under the Amended Financing Agreement. The Warrant Holders were issued warrants to purchase (i) 3,062,726 shares of common stock with an exercise price of $1.50 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Super Premium Warrants”), (ii) 2,187,661 shares of common stock with an exercise price of $1.25 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Premium Warrants”), and (iii) 1,750,129 shares of common stock with an exercise price of $0.01 per share, which are exercisable immediately and expire on December 15, 2032 (the “December 2025 Penny Warrants” and together with the December 2025 Premium Warrants and December 2025 Super Premium Warrants, the “December 2025 Warrants”). Pursuant to the terms of the Financing Agreement, as amended, if the Company uses the Delayed Draw Facility, the Company will be obligated to issue additional detachable warrants on terms substantially similar to the December 2025 Warrants to certain of its lenders under the Amended Financing Agreement.

On May 18, 2026, in connection with drawing upon the Delayed Draw Facility, we issued detachable warrants to purchase our common stock to the Warrant Holders, which comprised of warrants to purchase (i) 2,990,010 shares of common stock with an exercise price of $1.50 per share, exercisable on and after November 19, 2026 and expiring on May 18, 2033 (the “May 2026 Super Premium Warrants”), (ii) 2,135,721 shares of common stock with an exercise price of $1.25 per share, exercisable on and after November 19, 2026 and expiring on May 18, 2033 (the “May 2026 Premium Warrants”), and (iii) 1,708,577 shares of common stock with an exercise price of $0.01 per share, which are exercisable immediately and expire on May 18, 2033 (the “May 2026 Penny Warrants” and together with the May 2026 Super Premium Warrants, the May 2026 Premium Warrants, the June 2025 Warrants and the December 2025 Warrants, the “Warrants”).

The $18.0 million aggregate principal amount of Convertible Notes was fully paid off June 1, 2026, the maturity date.

As of June 30, 2026, no Warrants have been exercised. The Warrants have certain anti-dilution protection provisions, including price protection anti-dilution protection in the event that we sell stock at a price below $1.00 in the case of the June 2025 Penny Warrants, the December 2025 Penny Warrants and the May 2026 Penny Warrants; $1.25 in the case of the June 2025 Premium Warrants, $0.93 per share in the case of the December 2025 Premium Warrants and the May 2026 Premium Warrants; and $1.12 in the case of the Super Premium Warrants. We agreed to issue the Warrants in connection with, and to induce the lenders to enter into, the Financing Agreement and amendments thereto.

Subsequent to June 30, 2026, the Company entered into the Limited Waiver and Amendment No. 3 to the Financing Agreement, dated July 29, 2026 (“Amendment No. 3”), by and among the Company, the guarantors party thereto, the lenders party thereto and the other signatories party thereto, which provided for, among other things, the issuance of additional warrants to purchase up to 15.3 million shares of common stock at an exercise price of $0.01 per share. Concurrently, we entered into that certain Securities Purchase Agreement, dated July 29, 2026 (the “Securities Purchase Agreement”), by and among the Company and certain existing investors party thereto, pursuant to which, subject to the satisfaction of certain closing conditions, certain existing Warrants will be cancelled upon the closing of the Securities Purchase Agreement. The Company believes these actions materially improve the Company’s ability to satisfy its anticipated operating and debt service obligations over the next twelve months; however, uncertainties related to macroeconomic conditions, operating performance, future borrowing availability and the satisfaction of remaining transaction closing conditions continue to present risks to the Company’s business and liquidity. See Note 1, The Company and its Significant Accounting Policies – Risks and Uncertainties and Note 16, Subsequent Events, for additional information.

Interest on the borrowings under the Facilities is payable in arrears on the applicable interest payment date at an interest rate equal to, at the Company’s option, either: (i) a term SOFR-based rate (subject to a 2.00% per annum floor), plus an applicable margin of 8.50%, per annum or (ii) a base rate (subject to a 3.00% per annum floor), plus an applicable margin of 7.50% per annum. The agreement provides the option for payment-in-kind (“PIK”) interest up to 6.00% per annum (subject to an increase in applicable margin of 1/3 of 1.00% per annum for each 1.00% per annum of interest elected to be paid in kind), which PIK interest will be capitalized on the applicable interest payment date and will be added to the then-outstanding principal amount of the term loan. As of June 30, 2026, we have accrued $9.7 million in PIK interest. The Financing Agreement requires the Borrower to pay the lenders with commitments under the Revolving Credit Facility an unused commitment fee equal to 0.50% per annum of the average unused portion of the Revolving Credit Facility. See Note 8. Commitments and Contingencies to the consolidated financial statements for future cash payments related to the Term Loan Facility.

On April 13, 2026, we entered into a participation agreement with a third-party pursuant to which we agreed to sell our claims for refunds of previously paid tariffs imposed under the IEEPA. Under the terms of the participation agreement, the third-party purchased the $9.3 million of our refund claims, including interest, for $6.6 million. As of June 30, 2026, the Company has received $5.5 million of actual IEEPA refunds, including interest, that has or will be paid to the third-party purchaser within 5 business days in accordance with the participation agreement.

Additionally, the undistributed earnings of our foreign subsidiaries as of June 30, 2026, for all countries except Japan, France, Switzerland, Germany, and the United Kingdom are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of our foreign earnings could be subject to income taxes. As of June 30, 2026, we had $11.2 million of cash and cash equivalents at our foreign subsidiaries that are considered to be indefinitely reinvested. If such funds were repatriated, there will be additional foreign tax withholdings imposed, depending on the country from which the funds were repatriated.

Cash Flows

	Years Ended June 30,
	2026	2025
Net cash (used in) provided by operating activities	$(6,981)	$2,860
Net cash used in investing activities	(12,279)	(8,523)
Net cash provided by (used in) financing activities	6,977	(4,252)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,084)	1,657
Net decrease in cash, cash equivalents and restricted cash	$(13,367)	$(8,258)

Cash Flows Used In Operating Activities

Net cash used in operating activities was $7.0 million during the year ended June 30, 2026, due to a net loss of $49.2 million, partially offset by $30.4 million of cash from non-cash items and $11.9 million of cash from net changes in assets and liabilities:

•

Non-cash items primarily consisted of paid-in-kind interest of $9.7 million, gain from the change in the fair value of warrants liability of $8.4 million, amortization of debt issuance costs and discounts from warrant issuances of $8.1 million, depreciation and amortization of $7.9 million, and share-based compensation expense of $6.5 million.

•

The major contributors to cash from net changes of assets and liabilities during the year ended June 30, 2026 were as follows: an $11.5 million decrease in accounts receivable due to lower revenues and continued collection efforts, $7.7 million increase in accrued liabilities and a $7.0 million increase in deferred revenue, partially offset by a $12.5 million increase in inventories.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $12.3 million during the year ended June 30, 2026, due to $6.4 million in capitalized software costs and $5.9 million of purchases for property and equipment.

Cash Flows From Financing Activities

Net cash from financing activities was $7.0 million during the year ended June 30, 2026, was due to net proceeds of $5.0 million from borrowings under the Revolving Credit Facility and net proceeds of $3.8 million from the IEEPA participation agreement, partially offset by $1.6 million paydowns of the Term Loan Facility.

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

While we believe that based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we will have sufficient cash resources and anticipated cash flows to meet our anticipated cash needs for at least the next twelve months, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the risk factors described in Part 1 Item 1A, Risk Factors.

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

Inflation

In recent years, we experienced rising costs for certain materials, including increased logistics and duties costs that adversely affected our gross margins and net income (loss), and had a material effect on our business, financial condition and results of operations. Gross margins and net income (loss) may continue to be adversely affected by increased material costs and freight and logistics expenses through at least fiscal year 2027, and potentially longer, as we are unable to pass all of these increased costs to our customers. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2027. Continued pressure from inflationary factors, such as further increases in the cost of materials for our products, cost of labor, interest rates, overhead costs, logistics and duties costs could further exacerbate these effects and harm our business, operating results, and financial condition.

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

All of our significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note 1, The Company and its Significant Accounting Policies, to the consolidated financial statements. The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Management believes the critical accounting policies and estimates are those related to revenue recognition and the assessment of stand-alone selling price (“SSP”), and the valuation of inventories.

Revenue Recognition and the Assessment of Stand-Alone Selling Price

Our revenue is primarily derived from new system and upgrade sales of CyberKnife and TomoTherapy platforms and services, which include post-contract customer support (“PCS”) contracts (warranty period services and post-warranty services), installation services, training and other professional services. We record our revenue net of any value-added or sales tax. We recognize revenue for certain performance obligations at the point in time when control is transferred, such as delivery of products and the right to use. We recognize revenue for certain other performance obligations over a period of time as control of the goods or services is transferred, such as PCS and construction contracts. Payments received in advance of system shipment are recorded as customer advances and are deferred until product shipment when they are recognized in revenue. We assess the probability of collection based on a number of factors, including past payment history with the customer and creditworthiness of the customer. We generally do not request collateral from our customers but will request advance payments or letters of credit when deemed necessary.

We frequently enter into sales arrangements that contain multiple performance obligations. For sale arrangements that contain multiple performance obligations, we account for individual products and services separately if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The transaction price is allocated to each performance obligation based on its SSP. We determine SSP using observable prices when the products or services are sold separately in similar circumstances and to similar customers. When SSP is not directly observable, we estimate SSP using an expected pricing approach that maximizes the use of observable inputs and considers factors such as historical selling prices, customer class, geographic market, pricing practices, discounting trends, market conditions, and other entity-specific factors.

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

For the years ended June 30, 2026 and 2025, the JV represented 16% and 26%, respectively, of our total net revenue. For the years ended June 30, 2026 and June 30, 2025, respectively, the JV represented 14% and 33%, respectively, of our total accounts receivable, net. We had no other customers who represented more than 10% of our total net revenues and total accounts receivable, as of such dates.

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

We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be partially offset by the changes in the fair value of the forward contracts. We have developed a foreign exchange risk management policy to mitigate foreign currency exchange rate fluctuation risk and as of June 30, 2026, we have entered into foreign currency forward contracts to purchase or sell foreign currencies. Changes in fair value of the foreign currency forward contracts are reported in earnings as part of other income (expense), net. We have not entered into any other types of derivative financial instruments for trading or speculative purposes. (See Note 5. Derivative Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K for more information about our foreign currency forward contracts).

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Financing Agreement. The interest rates on the Term Loan and Delayed Draw Facilities are tied to a variable rate. As of June 30, 2026, the Financing Agreement included borrowings under the Term Loan Facility and Delayed Draw Facility of $148.4 million $18.3 million, respectively. The interest on the borrowings under the Financing Agreement is payable at the Company’s option, either: (i) a term SOFR-based rate (subject to a 2.00% per annum floor), plus an applicable margin of 8.50%, per annum or (ii) a base rate (subject to a 3.00% per annum floor), plus an applicable margin of 7.50% per annum. If the amount outstanding under the Financing Agreement remained at this level for the next 12 months and interest rates increased or decreased by a 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.9 million. Refer to Note 7, Debt to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion regarding our debt obligations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 27, 2026 expressed an adverse opinion thereon.

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

Determination of standalone selling price

As described further in note 1 to the consolidated financial statements, the Company’s contracts with customers often include multiple performance obligations. The Company applies the five steps of Financial Accounting Standards Board Topic 606, Revenue from Contracts with Customers, in the determination of revenue to be recognized, with step four related to the allocation of the transaction price to multiple performance obligations. The transaction price of each contract is allocated to individual performance obligations based upon relative stand-alone selling price (“SSP”). The SSP of performance obligations is determined based on observable prices at which the Company separately sells the products and services. If the SSP is not directly observable, the Company will estimate the SSP considering historical selling prices, customer class, geographic market, pricing practices, discounting trends, market conditions, and other entity specific factors. We identified the determination of the SSP of performance obligations as a critical audit matter.

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

-	recalculated and validated the inputs used in the calculation;

-	performed a sensitivity assessment;

-	made inquiries of staff members outside of the accounting department to determine if there are factors that could have indicated a change in the Company’s go-to market strategy;

-	compared the SSP indicated by management’s analysis to known orders at the performance obligation level for a sample of items; and

-	compared SSP at the performance obligation level to the prior year and evaluated the reasons for significant relative fluctuations.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

San Jose, California

August 27, 2026

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$40,623	$57,416
Restricted cash	611	574
Accounts receivable, net of allowance for credit losses of $884 and $369 as of June 30, 2026 and June 30, 2025, respectively (a)	67,409	83,192
Inventories	147,075	141,020
Prepaid expenses and other current assets (b)	31,783	33,501
Deferred cost of revenue	276	1,762
Total current assets	287,777	317,465
Noncurrent assets:
Property and equipment, net	27,316	28,658
Investment in joint venture	5,024	4,612
Operating lease right-of-use assets, net	27,512	33,115
Goodwill	57,911	57,802
Restricted cash	7,533	4,144
Other assets	30,603	24,443
Total assets	$443,676	$470,239
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,554	$34,033
Accrued compensation	15,666	14,573
Operating lease liabilities	8,236	7,375
Other accrued liabilities	32,235	29,361
Customer advances	10,401	12,197
Deferred revenue, current	82,813	82,306
Short-term debt, net	1,500	12,734
Total current liabilities	191,405	192,579
Noncurrent liabilities:
Operating lease liabilities	27,768	32,482
Long-term other liabilities	5,477	5,160
Warrant liability	2,427	8,497
Deferred revenue, non-current	28,530	26,566
Long-term debt, net	146,370	123,786
Total liabilities	401,977	389,070
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of June 30, 2026, and June 30, 2025, respectively; 122,541,809 shares issued and 119,433,440 shares outstanding as of June 30, 2026, and 115,752,221 shares issued and 112,643,852 shares outstanding as of June 30, 2025.	119	113
Additional paid-in-capital	613,559	602,165
Accumulated other comprehensive loss	(3,513)	(1,837)
Accumulated deficit	(568,466)	(519,272)
Total stockholders’ equity	41,699	81,169
Total liabilities and stockholders’ equity	$443,676	$470,239

(a)	Included accounts receivable from the joint venture, an equity method investment, of $9,900 and $28,452 at June 30, 2026, and June 30, 2025, respectively. See Note 11.
(b)	Included other receivable from the joint venture, an equity method investment, of $270 and $377 at June 30, 2026, and June 30, 2025, respectively.

The accompanying notes are an integral part of these consolidated financial statements

Accuray Incorporated

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Years Ended June 30,
	2026	2025
Net revenue:
Products (a)	$172,712	$237,580
Services (b)	229,235	220,925
Total net revenue	401,947	458,505
Cost of revenue:
Cost of products	132,297	162,569
Cost of services	158,196	148,969
Total cost of revenue (c)	290,493	311,538
Gross profit	111,454	146,967
Operating expenses:
Research and development (d)	37,753	47,942
Selling and marketing	38,573	43,315
General and administrative	45,398	47,871
Restructuring	16,172	—
Total operating expenses	137,896	139,128
Income (loss) from operations	(26,442)	7,839
Income from equity method investment	1,124	4,714
Interest expense	(32,905)	(12,954)
Gain on extinguishment of debt	—	1,475
IEEPA refund financing costs	(2,405)	—
Gain (loss) from change in fair value of warrant liability	8,369	(499)
Other income, net	5,011	559
Income (loss) before provision for income taxes	(47,248)	1,134
Provision for income taxes	1,946	2,725
Net loss	$(49,194)	$(1,591)
Net loss per share - basic and diluted	$(0.40)	$(0.02)
Weighted average common shares used in computing net loss per share:
Basic and diluted	122,635	102,768
Other Comprehensive Loss:
Net loss	$(49,194)	$(1,591)
Unrealized gain from cash flow hedges, net of reclassifications	$1,603	$—
Foreign currency translation adjustment	(3,237)	1,557
Change in defined benefit pension obligation	(42)	828
Comprehensive income (loss)	$(50,870)	$794

(a)	Includes sales of products to the joint venture, an equity method investment, of $42,965 during the year ended June 30, 2026, and $101,563 during the year ended June 30, 2025. See Note 11.

(b)	Includes sales of services to the joint venture, an equity method investment, of $22,604 during the year ended June 30, 2026, and $18,521 during the year ended June 30, 2025. See Note 11.

(c)	Includes cost of revenue from sales to the joint venture, an equity method investment, of $40,997 during the year ended June 30, 2026, and $74,421 during the year ended June 30, 2025. See Note 11.

(d)

Includes charge backs to the joint venture, an equity method investment, related to research and development of $1,294 during the year ended June 30, 2026, and $1,482 during the year ended June 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2024	100,195	$100	$566,887	$(4,222)	$(517,681)	$45,084
Issuance of common stock to employees	3,612	4	1,623	—	—	1,627
Tax withholding upon vesting of restricted stock units	(45)	—	(90)	—	—	(90)
Share-based compensation	—	—	10,201	—	—	10,201
Fair value of warrants issued with debt	—	—	12,822	—	—	12,822
Stock issued to settle Convertible Notes	8,882	9	10,722	—	—	10,731
Net loss	—	—	—	—	(1,591)	(1,591)
Cumulative translation adjustment	—	—	—	1,557	—	1,557
Change in defined benefit pension obligation	—	—	—	828	—	828
Balance at June 30, 2025	112,644	$113	$602,165	$(1,837)	$(519,272)	$81,169
Issuance of common stock	6,834	6	659	—	—	665
Tax withholding upon vesting of restricted stock units	(45)	—	(51)	—	—	(51)
Share-based compensation	—	—	6,455	—	—	6,455
Fair value of warrants issued with debt	—	—	4,331	—	—	4,331
Net loss	—	—	—	—	(49,194)	(49,194)
Cumulative translation adjustment	—	—	—	(3,237)	—	(3,237)
Unrealized gain from cash flow hedges	—	—	—	1,603	—	1,603
Change in defined benefit pension obligation	—	—	—	(42)	—	(42)
Balance at June 30, 2026	119,433	$119	$613,559	$(3,513)	$(568,466)	$41,699

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(49,194)	$(1,591)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,942	6,150
Share-based compensation	6,455	10,201
Amortization of debt financing costs and discount for warrants issued to lenders	8,088	1,439
Gain on extinguishment of debt	—	(1,475)
Non-cash interest paid-in-kind	9,704	616
Gain (loss) from change in fair value of warrant liability	(8,369)	499
Provision for (recovery of) credit losses	573	(101)
Provision for write-down of inventories	3,583	2,216
Asset Impairments	2,375	—
Loss on disposal of property and equipment	538	—
Income from equity method investment	(1,124)	(4,714)
Net deferred gross profit (loss) on sales to the JV	(36)	7,666
Provision for deferred income taxes	624	156
Changes in assets and liabilities:
Accounts receivable	11,520	13,356
Inventories	(12,484)	(9,109)
Prepaid expenses and other assets	(8,011)	(2,542)
Deferred cost of revenue	1,483	(912)
Accounts payable	5,171	(18,674)
Operating lease liabilities, net of operating lease right-of-use assets	963	620
Accrued compensation and accrued liabilities	7,665	(5,906)
Customer advances	(1,443)	(2,440)
Deferred revenues	6,996	7,405
Net cash (used in) provided by operating activities	(6,981)	2,860
Cash flows from investing activities
Purchases of property and equipment, net	(5,861)	(4,272)
Capitalized costs for software to be sold	(6,418)	(4,251)
Net cash used in investing activities	(12,279)	(8,523)
Cash flows from financing activities
Proceeds from the issuance of common stock to employees	665	1,627
Taxes paid related to net share settlement of equity awards	(51)	(90)
Proceeds from Term Loan Facility	—	150,000
Debt financing costs	(1,142)	(13,289)
Paydown of 2026 Convertible Notes	(18,000)	(68,500)
Borrowings under Delayed Draw Facility	18,250	—
Paydown of Term Loan Facility	(1,600)	(64,000)
Borrowings under Revolving Credit Facility	19,000	27,000
Repayments under Revolving Credit Facility	(14,000)	(37,000)
Proceeds from the IEEPA Financing Agreement	6,607	—
Payments of IEEPA refunds to third-party purchaser	(2,752)	—
Net cash provided by (used in) financing activities	6,977	(4,252)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,084)	1,657
Net decrease in cash, cash equivalents and restricted cash	(13,367)	(8,258)
Cash, cash equivalents and restricted cash at beginning of period	62,134	70,392
Cash, cash equivalents and restricted cash at end of period	$48,767	$62,134

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Years Ended June 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$2,323	$3,870
Cash paid for interest	$13,859	$9,737
Supplemental non-cash disclosure:
Fair value of stock issued to settle Convertible Notes	$—	$11,102
Fair value of warrants issued with debt	$6,629	$21,105
Unpaid purchase of property and equipment at end of year	$9	$888
Unpaid capitalized software costs at end of year	$—	$258
Transfers from inventory to property and equipment	$1,636	$3,709
Transfer of inventory to other assets	$(1,218)	$1,218
Transfer of lease liabilities to leasehold improvements	$—	$1,251
Transfer of other assets to property and equipment	$—	$242
Financing obligation from uncollected IEEPA refunds	$2,763	$—
Dividend receivable from joint venture	$1,446	$2,453

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

Risks and Uncertainties

The Company is subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including high interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; the conflicts in Russia-Ukraine, Iran, the Middle East and Southwest Asia, including the impact on global supply chains and oil prices as well as other geopolitical concerns, and increasing tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; changes in government administration policy positions; imposition of tariffs on global imports and uncertainties regarding impact, retaliations and further escalation, including against other countries; and other factors that may emerge. The Company is also continuing to navigate supply chain and inflation challenges, both of which continue to be a significant headwind that affects the Company’s results of operations.

The Company expects that the business of its customers and its own business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. In addition, ongoing supply chain challenges and logistics costs, including difficulties in obtaining a sufficient supply of component materials and increased component costs, have adversely affected the Company's gross margins and net income (loss), and the Company currently expects that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistics expenses through at least fiscal year 2027, and potentially longer. In addition, the Company expects inflation and the ongoing supply chain challenges and logistics costs to impact its cash from operations through at least fiscal year 2027. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted net revenue since fiscal year 2024 and we expect this will continue to affect us. The extent of the ongoing impact of these macroeconomic events on the Company’s business, the Company’s markets and on global economic activity, however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time. The Company’s past results may not be indicative of its future performance, and historical trends, including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially.

On February 2, 2026, the Company received a notice from the Nasdaq Listing Qualifications Department (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price for the last 30 consecutive business days, the Company was no longer in compliance with Nasdaq Listing Rules 5450(a)(1) (the “Bid Price Rule”) which requires listed securities to maintain a minimum bid price of $1.00 per share. The notification had no immediate effect on the listing of the Company’s common stock. Nasdaq provided the Company with a 180 calendar days compliance period (the “Compliance Period”), or until August 3, 2026, in which to regain compliance with the Bid Price Rule. On August 4, 2026, Nasdaq notified the Company that it had been granted an additional 180-calendar-day period, or until February 2, 2027, to regain compliance with the Bid Price Rule. The extension was granted based on the Company’s satisfaction of the applicable requirements for continued listing, other than the bid price requirement, and the Company’s stated intention to cure the deficiency during the additional compliance period. If at any time prior to February 2, 2027, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written confirmation that the Company has regained compliance with the Bid Price Rule, subject to Nasdaq’s discretion. The Company submitted a transfer application and paid an application fee, and its common stock was transferred to The Nasdaq Capital Market effective as of the opening of business on August 6, 2026, and continues to trade under the symbol “ARAY”. The Company continues to evaluate alternatives to regain compliance, including a potential reverse stock split, and intends to regain compliance within the extended compliance period. There can be no assurance that the Company will be able to regain compliance with the Bid Price Rule or otherwise maintain compliance with Nasdaq’s continued listing requirements.

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

Subsequent to June 30, 2026, the Company entered into a series of financing transactions designed to improve liquidity and provide additional financial flexibility, including the issuance of Series A Convertible Preferred Stock, the exchange of approximately $40.0 million of indebtedness, modifications to the Company’s Financing Agreement and revised covenant requirements. Management believes these actions materially improve the Company’s ability to satisfy its anticipated operating and debt service obligations over the next twelve months; however, uncertainties related to macroeconomic conditions, operating performance, future borrowing availability and the satisfaction of remaining transaction closing conditions continue to present risks to the Company’s business and liquidity. See Note 16, “Subsequent Events,” for additional information.

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

Restricted cash primarily consists of cash collateral for its cash flow hedging program, cash collateral for U.S. custom bonds, cash held in bank accounts for certificates of deposit held as guarantees in connection with customer contracts and corporate leases, and funds held as guarantees for Value‑Added Tax (“VAT”) obligations in a foreign jurisdiction.

Fair Value Measurements

The carrying values of the Company’s financial instruments including cash equivalents, restricted cash, accounts receivable, and accounts payable, are approximately equal to their respective fair values due to the relatively short‑term nature of these instruments. The carrying values of the Term Loan Facility and Delayed Draw Facility approximate their fair values due to variable interest rate charged on the borrowings, which reprice frequently. The Company’s convertible debt is measured on a recurring basis. The Company’s Premium Warrants and Super Premium Warrants were recorded at their relative fair value in additional paid-in capital at the time of issuance, and its warrant liabilities are remeasured to their respective fair value each reporting period. See Note 6, Fair Value Measurements, of the notes to consolidated financial statements for further information.

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

For the years ended June 30, 2026, and 2025, the JV represented 16% and 26%, respectively, of the Company’s total net revenue. For the years ended  June 30, 2026, and June 30, 2025, respectively, the JV represented 14% and 33%, respectively, of the Company’s total net accounts receivables. The Company had no other customers who represented more than 10% of the Company’s total accounts receivables, as of such dates.

Single‑source suppliers presently provide the Company with several components. In most cases, if a supplier was unable to deliver these components, the Company believes that it would be able to find other sources for these components subject to any regulatory qualifications, if required.

Accounts Receivable

Accounts receivable consists of amounts billed and unbilled from customers and are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the expected collectability of all accounts receivable. Accounts receivables are deemed past due in accordance with the contractual terms of the agreement. The Company writes off accounts receivable when they are determined to be uncollectible.

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

The majority of the Company’s revenue arrangements consist of multiple performance obligations, which can include system, upgrades, installation, training, services, construction, and consumables. For bundled arrangements, the Company accounts for individual products and services separately if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

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

The Company offers customers the opportunity to trade in their older systems for a discount off the purchase of a new system. The Company generally does not provide specific trade-in prices or upgrade rights at the time of purchase of the original system. Trade-in or upgrade transactions are based on the fair value of the products when sold and are separately negotiated, taking into consideration circumstances existing at the time the trade-in or upgrade is delivered. Accordingly, implied trade-ins and upgrades discounts are not considered separate performance obligations in system sales agreements. During fiscal years 2026 and 2025, no fair value has been assigned to any of the systems that were traded-in.

The stand-alone selling price (“SSP”) of performance obligations is determined based on observable prices at which the Company separately sells its products and services in similar circumstances and to similar customers. When SSP is not directly observable, the Company estimates SSP using methods that maximize the use of observable inputs and consider factors such as historical selling prices, customer class, geographic market, pricing practices, discounting trends, market conditions, and other entity-specific factors. The transaction price is allocated to each performance obligation based on its relative SSP at contract inception. Consideration, including the effects of discounts, is generally allocated to the separate performance obligations on a relative SSP basis. Contract modifications are evaluated in accordance with applicable revenue recognition guidance to determine whether the modification should be accounted for as a separate contract or as part of the existing contract. When a contract modification requires reallocation of consideration to remaining performance obligations, the Company uses the SSPs applicable at the modification date.

The Company recognizes revenue for certain performance obligations at the point in time when control is transferred, such as the delivery and right to use the products and upgrades occurs. Service revenue is recognized over the term of the service period as the customer benefits from the services throughout the service period. Revenue related to services that are not part of a service contract and performed on a time-and-materials basis are recognized when performed. Service contracts comprise a single stand-ready performance obligation satisfied over time as the Company’s customers simultaneously receive and consume benefits from the Company’s performance. This performance obligation constitutes a series of services that are substantially the same and provided over time using the same measure of progress. Revenues derived from these arrangements are recognized over time using an output method based upon the passage of time as this provides a faithful depiction of the pattern of transfer of control.

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

The Company invoices its customers based on the billing schedules in its sales arrangements. Payment terms generally vary from 30 to 90 days, or longer, from the date of invoice. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied, and the contractual billing terms. Deferred revenue for periods presented primarily relates to service contracts where the service fees are billed up-front, generally quarterly or annually, prior to services being performed. The associated deferred revenue is generally recognized over the term of the service period. The Company did not have any significant impairment losses on its contract assets for any period presented.

Deferred Revenue and Customer Advances

Deferred revenue represents contract liabilities for amounts billed or collected from customers for which the related performance obligations have not yet been satisfied and, therefore, revenue has not yet been recognized. Deferred revenue primarily consists of deferred warranty, training, maintenance services, short-shipped items, and other products and services that have not yet been transferred to the customer. Service contracts outside of the warranty period are generally considered month-to-month contracts. Deferred revenue also includes amounts associated with warranty obligations expected to be recognized as revenue over the remaining warranty period for systems that have already been installed. Deferred revenue excludes transaction amounts associated with contracts or orders for which a contract liability has not been recorded as of the balance sheet date.

Customer advances represent payments received from customers in advance of product shipment or satisfaction of other contractual performance obligations in accordance with the underlying contract terms.

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

Goodwill

Goodwill is not amortized but is evaluated for impairment on an annual basis and when impairment indicators are present. The Company has assessed that it has one operating segment and one reporting unit, and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. The Company estimates the fair value of the reporting unit based on the Company’s 30-day average, 60-day average, and closing stock price on the closest to the annual review date multiplied by the outstanding shares as of period-end. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the estimated fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required.

The Company determined that a triggering event had occurred as of March 31, 2026, primarily due to a significant decline in its stock price during the third quarter of fiscal 2026, most notably in late March 2026, which resulted in a decrease in its market capitalization. Accordingly, the Company performed a quantitative goodwill impairment test as of March 31, 2026. The fair value of the reporting unit was estimated using a combination of the income approach, which incorporates projections of future revenues, expenses, and cash flows discounted to their present values, and the market approach. Based on the results of the quantitative impairment test, the estimated fair value of the reporting unit exceeded its carrying amount; therefore, no goodwill impairment charge was recorded.

During the fourth quarter of fiscal 2026, the Company’s stock price continued to decline, with the most significant deterioration occurring during the final week of the fiscal year ended June 30, 2026. The decline in stock price further reduced the Company's market capitalization and did not recover within a reasonable period subsequent to year-end. As a result, the Company concluded that an additional triggering event had occurred as of June 30, 2026 and performed a second quantitative goodwill impairment test as of that date. Consistent with the March 31, 2026 assessment, the fair value of the reporting unit was estimated using a combination of the income approach and market approach. Based on the results of the June 30, 2026, quantitative impairment test, the estimated fair value of the reporting unit exceeded its carrying amount and, accordingly, no goodwill impairment charge was recorded.

Therefore, no impairment of goodwill was identified during the fiscal years ended  June 30, 2026 and 2025.

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

Share‑Based Compensation

The Company issues share‑based compensation awards to employees and directors in the form of stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance stock units (“PSUs”), performance stock awards (“PSAs”) and employee stock purchase plan (“ESPP”) awards (collectively, “awards”).

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

Warrants

The Company has issued warrants to the lenders of its long-term debt (See Note 9.“Stockholders’ Equity” for more information).The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Distinguishing Liabilities from Equity ASC 480 (“ASC 480”) and Derivatives and Hedging ASC 815 (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued warrants that meet all of the criteria for equity classification, the warrants are recorded at their relative fair value in additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and remeasured at each balance sheet date thereafter. In accordance with the guidance contained in ASC 815, the Premium Warrants and Super Premium Warrants qualify for equity treatment. The fair value of the Premium Warrants and Super Premium Warrants was estimated using a Black-Scholes method. The Penny Warrants do not qualify as equity and are recorded as a liability at fair value. Changes in the estimated fair value of the Penny Warrants are recognized as a non-cash gain or loss on the statements of operations and comprehensive income (loss).

Accounting guidance dictates that shares issuable for little or no cash consideration upon the satisfaction of certain conditions shall be considered outstanding common shares and included in the computation of basic earnings per share. Since the Penny Warrants are issuable for little or no consideration, they are considered outstanding and are included in the weighted average shares to calculate basic and diluted earnings per share for the year ended June 30,2026. Approximately 7.4 million and 0.4 million Penny Warrant shares are included in the weighted average shares to calculate basic and diluted earnings per share during the years ended June 30, 2026, and 2025, respectively. As of  June 30, 2026, no warrants have been exercised.

On July 29, 2026, the Company entered into the Securities Purchase Agreement, pursuant to which, subject to the satisfaction of certain closing conditions, certain existing investors agreed, among other things, to cancel certain existing warrants held by such investors, including warrants previously issued in connection with the Financing Agreement. In connection with the Securities Purchase Agreement, the Company entered into Amendment No. 3 to the Financing Agreement, pursuant to which the Company issued additional warrants that provide for the purchase of approximately 15.3 million shares of the Company's common stock at an exercise price of $0.01 per share. Because these transactions occurred subsequent to June 30, 2026, they are not reflected in the warrants outstanding as of June 30, 2026, or in the computation of basic and diluted earnings per share for fiscal 2026. See Note 16, Subsequent Events, for additional information.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders is as follows (in thousands):

	Years Ended June 30,
	2026	2025
Numerator:
Net loss used to compute basic and diluted loss per share	$(49,194)	$(1,591)
Denominator:
Weighted average shares used to compute basic and diluted loss per share	122,635	102,768
Basic and dilutive net loss per share	$(0.40)	$(0.02)
Anti-dilutive share-based awards, excluded	12,814	12,236
Anti-dilutive warrants	27,557	17,181

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

The JV's equity method goodwill is not amortized but is evaluated for impairment on an annual basis and when impairment indicators are present. The Company’s impairment analysis considers qualitative and quantitative factors that may have a significant impact on the JV's fair value. Qualitative factors include the investee's financial condition and business outlook, industry and sector performance, operational and financing cash flow activities, and other relevant factors affecting the JV. When indicators of impairment exist, we prepare quantitative assessments of the fair value of the Company’s non-marketable equity investments, which require judgment and the use of estimates, including discount rates, investee revenue and costs, and comparable market data, among others.

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

Effective July 1, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. As a result of the adoption, the Company expanded its annual income tax disclosures, including enhanced disaggregation of the effective tax rate reconciliation, pretax income by jurisdiction, and income taxes paid by jurisdiction, where applicable. The adoption did not impact the recognition or measurement of income tax balances and had no effect on the Company’s consolidated financial position, results of operations or cash flows.

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) consist of net income (loss), unrealized gain (loss) from cash flow hedges, changes in foreign currency exchange rate translation, and net changes related to a defined benefit pension plan. The unrealized gains or losses on cash flow hedge instruments results from changes in our cash flow hedging arrangements. The changes in foreign currency exchange rate translation and net changes related to the defined benefit pension plan are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period, whereas revenues and expenses are translated at average exchange rates in effect during the period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive loss account in stockholders’ equity.

Recent Accounting Pronouncements

Accounting Pronouncements - Adopted

In December 2023, the FASB issued ASU 2023-09 to improve the transparency and usefulness of income tax disclosures. The accounting standard expands disclosures to the entity’s income tax rate reconciliation table and requires cash taxes paid disaggregated by jurisdiction. The accounting standard was adopted for this Annual Report on Form 10-K on a prospective basis. See Note 12. Income Taxes, for more information.

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

In March 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard simplifies the application of the current expected credit loss ("CECL") model for trade accounts receivable and contract assets by providing a practical expedient for estimating expected credit losses. The amendments are intended to reduce the cost and complexity associated with applying CECL while maintaining decision-useful information for financial statement users. The update is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2025-05 will have on its consolidated financial statements and related disclosures.

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

Changes in the contract assets and contract liabilities are as follows (dollars in thousands):

			Change
	June 30, 2026	June 30, 2025	$	%
Contract assets:
Unbilled accounts receivable – current (1)	$11,286	$11,823	(537)	(5)
Interest receivable – current (2)	113	284	(171)	(60)
Long-term accounts receivable (3)	2,745	3,777	(1,032)	(27)
Interest receivable – non-current (3)	130	172	(42)	(24)
Contract liabilities:
Customer advances	10,401	12,197	(1,796)	(15)
Deferred revenue – current	82,813	82,306	507	1
Deferred revenue – non-current	28,530	26,566	1,964	7

(1)	Included in accounts receivable on the consolidated balance sheets
(2)	Included in prepaid expenses and other current assets on the consolidated balance sheets
(3)	Included in other assets on the consolidated balance sheets

During the year ended June 30, 2026, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized, and changes in transactions with payment terms exceeding 12 months. During the year ended June 30, 2026, contract liabilities changed due to changes in the timing of revenue recognition as a result of changes in shipping timing, modifications to the transaction price, reduced customer deposits for system sales, and for which the warranty was deferred.

During the years ended June 30, 2026 and June 30, 2025, the Company recognized revenues of $64.0 million and $62.4 million, respectively, which were included in the deferred revenue balances at June 30, 2025, and June 30, 2024, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied. Service contracts that are considered cancellable are generally considered 30 to 60 day contracts and are not included in the remaining performance obligations below.

As of June 30, 2026, total remaining performance obligations amounted to $60.7 million. Of this total amount, $49.4 million related to performance obligations for warranties, which is the estimated revenue expected to be recognized over the warranty period for systems that have been delivered (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company’s expected revenue recognition based on the remaining performance obligations for warranties as of June 30, 2026 (in thousands):

	Fiscal years of revenue recognition
	2027	2028	2029	Thereafter
Warranty remaining performance obligations	$23,610	$17,286	$5,860	$2,605

The Company expects to recognize as revenue the significant majority of the additional $11.3 million of remaining performance obligations, which are primarily related to deferred training and system installations, over the next 12 months. The Company also has open system orders, upgrade sales orders, and customer credits that are excluded from the above remaining performance obligation balances primarily because they do not include substantive termination penalties at order execution and therefore do not meet the definition of a remaining performance obligation in accordance with ASC 606, Revenue from Contracts with Customers. The contract inception date in accordance with Step 1 of ASC 606 for these system and upgrade sales orders has been determined to be shortly before shipment of the system, when the customer becomes obligated to pay the non-refundable contract balance.

Capitalized Contract Costs

As of June 30, 2026, and 2025, the balance of capitalized costs to obtain a contract was $4.6 million and $7.3 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets.

	Years Ended June 30,
	2026	2025
Capitalized contract costs	$414	$852
Amortization of capitalized contract costs	2,008	2,726
Impairment loss on capitalized contracts	738	421

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

A summary of the Company’s financing receivables is presented as follows (in thousands):

	June 30, 2026	June 30, 2025
Financing receivable	$4,762	$3,842
Allowance for credit losses	—	—
Total, net	$4,762	$3,842
Reported as:
Current	$3,508	$1,082
Non-current	1,254	2,760
Total, net	$4,762	$3,842

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Raw materials	$50,378	$49,001
Work-in-process	14,758	14,844
Finished goods	81,939	77,175
Total inventories	$147,075	$141,020

The Company’s inventories on the consolidated balance sheets are net of reserves.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Value added tax receivables	$8,147	$11,381
Prepaid commissions	2,904	4,388
Capitalized contract costs	1,689	1,949
Prepaid dues and receivables	3,410	2,908
Duty drawback receivables	4,263	4,258
IEEPA refund receivables	3,838	—
Income tax receivable	735	841
Debt financing costs	170	470
Derivative asset	1,697	—
Dividend receivable from JV	1,446	2,453
Other prepaid assets	2,409	2,652
Other current assets	1,075	2,201
Total prepaid and other current assets	$31,783	$33,501

IEEPA refund receivables represent amounts recoverable from U.S. Customs and Border Protection (“CBP”) under the International Emergency Economic Powers Act (“IEEPA”). On April 21, 2026, the Company submitted approximately $8.9 million previously paid tariff refund claims, which were reported by CBP as having an accepted submission status. As of June 30, 2026, an additional $0.4 million of interest was reported by the CBP, resulting in a total refund claim balance of approximately $9.3 million. As of June 30, 2026, the Company had received $5.5 million of cash refunds, including interest, which the Company is obligated to pay to the third-party purchaser of these refund rights within five business days. As of June 30, 2026, all previously submitted claims remained in liquidation status. Based on its assessment of the underlying claims and the status of the refund process, the Company concluded that recovery of the previously paid IEEPA tariffs was probable and reasonably estimable. Accordingly, the Company recorded an IEEPA refund receivable of approximately $3.8 million as of June 30, 2026, representing the $9.3 million of approved refund claims, including interest, net of $5.5 million of refunds received as of that date.

Debt financing costs are related to the revolving credit facility included in the Financing Agreement (see Note 7. Debt, for more information).

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Machinery and equipment	$49,115	$49,147
Leasehold improvements	34,173	32,491
Software	11,606	11,534
Computer and office equipment	6,537	6,797
Furniture and fixtures	1,783	1,959
Construction in progress	4,715	4,641
Total property and equipment	107,929	106,569
Less: Accumulated depreciation	(80,613)	(77,911)
Total property and equipment, net	$27,316	$28,658

Depreciation expense related to property and equipment was $6.7 million, and $6.1 million during the years ended June 30, 2026, and 2025, respectively.

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	As of June 30,
	2026	2025
Balance at the beginning of the period	$57,802	$57,672
Currency translation adjustment	109	130
Balance at the end of the period	$57,911	$57,802

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

During the fourth quarter of fiscal 2026, the Company’s stock price continued to decline, with the most significant deterioration occurring during the final week of the fiscal year ended June 30, 2026. The decline in stock price further reduced the Company’s market capitalization and did not recover within a reasonable period subsequent to year-end. As a result, the Company concluded that an additional triggering event had occurred as of June 30, 2026 and performed a second quantitative goodwill impairment test as of that date. Consistent with the March 31, 2026 assessment, the fair value of the reporting unit was estimated using a combination of the income approach and market approach. Based on the results of the June 30, 2026 quantitative impairment test, the estimated fair value of the reporting unit exceeded its carrying amount and, accordingly, no goodwill impairment charge was recorded.

Therefore, no impairment of goodwill was identified during the fiscal years ended  June 30, 2026 and 2025.

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Capitalized software costs to be sold	$13,888	$10,252
Capitalized contract costs	2,955	5,359
Long-term accounts receivable	2,745	3,777
Deferred tax asset	427	756
Debt financing costs	499	669
Purchased intangible assets, net	—	15
Duty drawback receivables	3,611	—
Other long-term assets	6,478	3,615
Total other assets	$30,603	$24,443

Duty drawback receivables are amounts due from U.S. Customs and Border Protection under Section 301, Section 122 and other customs programs. During fiscal 2026, based on updated information and developments related to the status and expected timing of collection of certain claims, the Company reassessed its estimate of when the related amounts are expected to be realized. As a result, a portion of all duty drawback receivables were classified as long-term as of June 30, 2026. This reclassification reflects a change in estimate regarding the expected timing of collection.

The amortization expense or amounts written down to net realizable value for the capitalized software costs to be sold during the year ended  June 30, 2026 was $1.2 million. There was no amortization expense or amounts written down to net realizable value for the year ended June 30, 2025. The Company did not identify any triggering events that would indicate a potential impairment of its definite-lived intangible and long-lived assets as of June 30, 2026. Debt financing costs are related to the $20 million revolving credit facility included in the Financing Agreement (see Note 7. Debt, for more information).

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Value added tax liabilities	$8,860	$12,408
Commissions due to third parties	—	573
Refunds due to customers	4,465	3,581
Accrued royalties	3,312	3,082
Accrued consulting	2,409	1,648
Interest payable	1,396	967
Income tax payable	331	973
Payable to purchaser of IEEPA refund rights	3,838	—
Other liabilities	7,624	6,129
Total other accrued liabilities	$32,235	$29,361

On April 13, 2026, the Company entered into a participation agreement with a third party pursuant to which it agreed to transfer its rights to refunds of previously paid tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Under the terms of the agreement, the third party paid $6.6 million in exchange for approximately $9.3 million of asserted refund claims, including interest. The transaction did not qualify for derecognition under ASC 860, Transfers and Servicing, and was therefore accounted for as a financing arrangement. Accordingly, the $6.6 million of proceeds received was recognized as a liability. The Company is required to remit any IEEPA tariff refunds received, including related interest, to the third-party purchaser within five business days of receipt.

Financing costs associated with the arrangement are recognized using the effective interest method, which accretes the initial liability to the expected amount payable upon settlement of the underlying refund claims. During the fourth quarter of fiscal 2026, the Company recognized $2.4 million of financing costs, increasing the carrying amount of the liability from the initial proceeds of $6.6 million to the estimated settlement amount of $9.0 million. As of June 30, 2026, the Company recorded an aggregate liability of $6.6 million related to IEEPA tariffs. This amount consisted of $2.8 million of refunds received that had not yet been remitted to the third-party purchaser, which was included in accounts payable, and $3.8 million of estimated refunds for amounts not yet received, which was included in other accrued liabilities.

Consolidated Statements of Operations

Interest expense consisted of the following (in thousands)

	Years Ended June 30,
	2026	2025
Contractual interest coupon	$(14,288)	$(10,221)
Accrued paid-in-kind interest	(9,704)	(616)
Amortization for financing costs and discount for warrants issued to lenders	(8,088)	(1,439)
Other	(825)	(678)
Total interest expense	$(32,905)	$(12,954)

Other income (expense), net, consisted of the following (in thousands):

	Years Ended June 30,
	2026	2025
Interest income	$819	$1,192
Foreign currency exchange gain	5,496	1,573
Costs for foreign currency forward contracts	(1,593)	(2,376)
Other, net	289	170
Total other income, net	$5,011	$559

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

The following table provides information related to the Company’s operating leases (in thousands):

	Years Ended June 30,
	2026	2025
Operating lease costs (1)	$8,853	$8,980
Short-term operating lease costs	473	286
Cash paid for amounts included in the measurement of lease liabilities	8,949	8,011

(1)	Excludes expenses related to short-term lease operating costs.

Operating lease right-of-use assets and operating lease obligations are represented in the table below (in thousands):

	June 30, 2026	June 30, 2025
Beginning balance operating lease right-of-use assets	$33,115	$33,773
Lease assets added	495	4,624
Lease impairments	(848)	-
Amortization for the year	(5,250)	(5,282)
Ending balance operating lease right-of-use assets	$27,512	$33,115

Beginning balance operating lease obligations	$39,857	$38,591
Lease liabilities added	333	5,726
Repayment and interest accretion	(4,186)	(4,460)
Ending balance operating lease obligations	$36,004	$39,857

Current portion of operating lease obligations	$8,236	$7,375
Noncurrent portion of operating lease obligations	$27,768	$32,482

The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	June 30, 2026	June 30, 2025
Weighted average remaining lease term (in years)	7.5	7.8
Weighted average discount rate	10.5%	10.4%

Maturities of operating lease liabilities as of June 30, 2026, are presented in the table below (in thousands):

Year Ending June 30,	Amount
2027	$8,511
2028	7,032
2029	5,393
2030	4,978
2031	5,387
Thereafter	20,375
Total operating lease payments	51,676
Less: imputed interest	(15,672)
Present value of operating lease liabilities	$36,004

Note 5. Derivative Financial Instruments

The Company measures all derivatives at fair value on the consolidated balance sheets. The accounting for gains and losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting are as follows (in thousands):

		June 30, 2026	June 30, 2025
	Balance sheet location	Fair Value
Derivative Assets Designated as Hedges
Foreign currency exchange contracts	Other current and prepaid assets	$1,652	$—
Foreign currency exchange contracts	Other assets	22	—
Total asset derivatives		$1,674	$—
Derivative Liabilities Designated as Hedges
Foreign currency exchange contracts	Accrued liabilities	$16	$—
Foreign currency exchange contracts	Long-term other liabilities	55	—
Total liability derivatives		$71	$—

As of  June 30, 2026 and  June 30, 2025 the fair value of the Company’s derivatives not designated as hedging instruments were not material. The Company records its derivative financial instruments on a gross basis within the consolidated balance sheets.

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

The Company formally documents relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific foreign currency asset, liability or forecasted transaction being hedged; the nature of the risk being hedged; the hedge objective; and the method of assessing hedge effectiveness. If an anticipated transaction is deemed no longer likely to occur, the corresponding derivative instrument is de-designated as a hedge and any associated unrealized gains and losses in accumulated other comprehensive loss are recognized in income or expense at that time. Any future changes in the fair value of the instrument are recognized in current income or expense. The Company is required to maintain a minimum cash collateral balance of $2.0 million for its outstanding cash flow hedge derivatives to fund the anticipated settlement of its open positions. As of June 30, 2026, the Company has $2.0 million in cash collateral for its cash flow hedge derivatives recorded in long-term restricted cash on the consolidated balance sheets.

The notional amount of the Company’s foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges (in thousands):

	June 30, 2026	June 30, 2025
Euro	$30,718	$—
Japanese Yen	24,650	—
Total	$55,368	$—

The amount of the gains and losses on derivative instruments designated as cash flow hedges and the classification of those gains and losses within the consolidated financial statements were as follows (in thousands):

	Foreign currency exchange contracts
	Years Ended
	June 30,
	2026	2025
Gain recognized in accumulated other comprehensive loss	$3,010	$—
Amount of (gain) reclassed from accumulated other comprehensive loss to net loss	(1,407)	—
Total	$1,603	$—

Gains and losses reclassified from accumulated other comprehensive loss are recorded in other income and expense on the Company’s statement of operations and comprehensive loss. During the year ended June 30, 2026, the gains and losses recognized due to the de-designation of cash flow hedge contracts were not significant. As of June 30, 2026 the amount that will be reclassified from accumulated other comprehensive loss to earnings within the next twelve months is $1.6 million. As of June 30, 2026 outstanding cash flow hedges will mature within the next eighteen months.

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

The notional amount of the Company’s outstanding forward currency exchange contracts consisted of the following (in thousands):

	As of June 30,
	2026	2025
Swiss Franc	$32,485	$7,438
Japanese Yen	2,182	8,700
Euro	$12,279	$11,431
Indian Rupee	1,488	7,485
Chinese Yuan	$5,925	$5,491
Korean Won	1,470	1,306
Canadian Dollar	$1,059	$—
British Pound	—	1,617
Total outstanding forward currency exchange contracts	$56,888	$43,468

The Company entered into the foreign currency forward contracts on June 30, 2026 and June 30, 2025. There is no significant change in the Company’s mark-to-market analysis, and therefore, there was no amount recorded on the balance sheets.

Gains and losses on the Company’s foreign currency forward contracts are recorded in Other expense, net, on the Company’s consolidated statements of operations and comprehensive income (loss). The following table provides information about the gain or loss associated with the Company’s derivative financial instruments not designated as hedging instruments (in thousands):

	Years Ended June 30,
	2026	2025
Foreign currency exchange gain on forward contracts	$130	$655
Foreign currency exchange gain on cash flow hedges	2,052	—
Total	$2,182	$655

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

Items Measured at Fair Value on a Recurring Basis

Warrant Liabilities

The Penny Warrants (as defined in Note 9) are accounted for as a liability with the changes in fair value of the warrants are recognized in the statements of operations and comprehensive income (loss). The estimated fair value of the Penny Warrants liabilities represent Level 2 measurements because the fair value of the warrant is being implied based on market trades of the Company’s stock.

The following table shows the changes in fair value of the Penny Warrants:

	Years Ended
	2026	2025
Balance at the beginning of the period	$8,497	$—
Issuance of Penny warrants on June 6, 2025	—	7,998
Issuance of Penny Warrants on December 15, 2025	1,820	—
Issuance of Penny Warrants on May 18, 2026	479	—
(Gain) loss from change in fair value of warrant liability	(8,369)	499
Balance at the end of the period	$2,427	$8,497

Other Fair Value Disclosures

The Company’s open foreign currency forward contracts designated as cash flow hedges and balance sheet hedges are measured on a recurring basis using Level 2 based upon observable inputs. As of  June 30, 2026, the fair value of the Company’s cash flow hedges was $1.6 million. The Company did not have open foreign currency forward contracts designated as cash flow hedges as of  June 30, 2025. As of  June 30, 2026 and June 30, 2025, the fair value of the Company's foreign currency forward contracts designated as balance sheet hedges were not material.

The following table summarizes the carrying value of the Company’s debt, net of debt financing costs, (in thousands):

	June 30, 2026		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes due June 1, 2026	$-	$-	$17,893	$17,322
Term Loan Facility	126,034	126,034	118,627	118,627
Revolving Credit Facility	5,241	5,241	—	—
Delayed Draw Facility	16,595	16,595	—	—
Total	$147,870	$147,870	$136,520	$135,949

The Company’s Term Loan Facility and Delayed Draw Facility (as defined in Note 7) reflect the bank quoted market rates, which the Company considers to be a Level 2 fair value measurement. The Company’s convertible debt is measured on a recurring basis using Level 2 based upon observable inputs. The carrying value and fair value of the Term Loan Facility and Delayed Draw Facility net of $22.4 million and $21.0 million as of June 30, 2026 and 2025, respectively, for the fair value of the warrants issued to the lenders to purchase the Company’s common stock.

The Premium Warrants and Super Premium Warrants (as defined in Note 9) met all of the criteria for equity classification and were recorded at their relative fair value in additional paid-in capital at the time of issuance. The aggregate issuance-date fair values of $17.2 million and $12.8 million at  June 30, 2026 and June 30, 2025, respectively, are not subject to remeasurement and was estimated using a Black-Scholes method, which incorporates significant unobservable inputs, including expected volatility, risk-free interest rate and expected term. As these inputs are not observable in the market, the fair value measurement of the Premium Warrants and Super Premium Warrants represent a Level 3 measurement.

Note 7. Debt

The Company’s outstanding debt as of June 30, 2026 and June 30, 2025 is as follows (in thousands):

	As of June 30,
	2026	2025
Term Loan Facility	$148,400	$150,000
Revolving Credit Facility	$5,000	-
Convertible Senior Notes due June 1, 2026	-	18,000
Delayed Draw Facility	18,250	-
Accumulated paid-in-kind interest	10,320	616
Total debt	181,970	168,616
Unamortized debt financing costs	(11,656)	(11,101)
Unamortized discount for warrants issued to lenders	(22,444)	(20,995)
Total debt, net	147,870	136,520
Reported as:
Short-term debt, net	$1,500	$12,734
Long-term debt, net	146,370	123,786
Total debt, net	$147,870	$136,520

A summary of interest expense on the Company’s outstanding debt is as follows (in thousands):

	Year ended June 30,
	2026	2025
Contractual interest coupon	$14,288	$10,221
Accrued paid-in-kind interest	9,704	616
Amortization of debt financing costs and discount for warrants issued to lenders	8,088	1,439
Total interest expense on debt	$32,080	$12,276

A summary of weighted average effective interest rate on the Company’s debt is as follows:

	Year ended June 30,
	2026	2025
Term Loan Facility	24.8%	22.0%
Convertible Senior Notes due June 1, 2026	4.4%	4.3%
Delayed Draw Facility	19.9%	-
Revolving Credit Facility	20.6%	-

The weighted average effective interest rate includes coupon interest rates, paid-in-kind interest, the amortization of debt financing costs, and the amortization of the discount for warrants issued to lenders.

Financing Agreement

On June 6, 2025, the Company entered into a new five-year senior secured credit agreement, due June 6, 2030, (the “Financing Agreement”) by and among the Company, as borrower (the “Borrower”), TCW Asset Management Company LLC, a leading global asset manager (“TCW”), as collateral agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Collateral Agent”) and as administrative agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent”, and together with the Collateral Agent, each an “Agent” and collectively, the “Agents”), and certain other parties signatory thereto. TCW is considered a related party due to its relationship with the Company as a beneficial owner of more than 5% of the Company’s common stock. The Financing Agreement provides for a $150 million term loan (the “Term Loan Facility”), a $20 million delayed draw term loan facility (the “Delayed Draw Facility”), and a $20 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility and Delayed Draw Facility, the “Facilities”). The Financing Agreement contains restrictions and covenants applicable to the Company and its subsidiaries. The Company paid $13.1 million in debt financing fees (including a $5.4 million Original Issue Discount Fee). As of June 30, 2025, approximately $1.2 million of the debt financing fees are associated with the Delayed Draw Facility and Revolving Credit Facility and are included in prepaid and current assets and other assets on the consolidated balances sheets. The debt financing fees will be amortized using the effective interest rate method over the life of the Term Loan Facility as interest expense.

In December 2025, the Company entered into amendments to the Financing Agreement. The first amendment to the Financing Agreement (“First Amendment”) provided for the inclusion of certain restricted cash balances in the liquidity covenant in the Financing Agreement. The second amendment to the Financing Agreement (“Second Amendment”) and the Financing Agreement as amended by the First Amendment and Second Amendment (the “Amended Financing Agreement”) provide for (i) removal of the leverage condition the Company must meet to draw down on the Delayed Draw Facility; (ii) reduction of the capacity of the Delayed Draw Facility to $18.3 million; and (iii) the delay of the commencement of the requirement for the Company to meet the fixed charge coverage ratio and leverage ratio to December 31, 2026. In addition, the Company agreed to pay an additional $2.4 million in fees and amounts available to be drawn under the revolving credit facility were reduced to $15.0 million through December 31, 2026.

 In May 2026, the Company borrowed an aggregate principal amount of $18.3 million under the Delayed Draw Facility. The Company agreed to pay an additional $0.3 million in fees to fund the Delayed Draw Facility.

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

The Company’s obligations under the Amended Financing Agreement are secured by first-priority liens on substantially all assets of the Company and certain of its direct and indirect subsidiaries, subject to certain exceptions.

The Amended Financing Agreement contains restrictions and covenants applicable to the Company and its subsidiaries. Among other requirements, the Company may not permit (i) the total leverage ratio (as defined in the Amended Financing Agreement) to be greater than a certain specified ratio for each fiscal quarter during the term of the Amended Financing Agreement, (ii) the fixed charge coverage ratio (as defined in the Amended Financing Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the Amended Financing Agreement or (iii) liquidity (as defined in the Amended Financing Agreement) to be less than a certain specified threshold for each month during the term of the Amended Financing Agreement. As of June 30, 2026, the Company was not in compliance with the minimum liquidity covenant contained in the Amended Financing Agreement. As noted below, on July 29, 2026, the Company entered into Amendment No. 3 to the Financing Agreement, pursuant to which the lenders waived such default and modified certain financial covenants, including the minimum liquidity requirement. See Note 16, Subsequent Events, for additional information.

The Amended Financing Agreement also contains customary covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. The Amended Financing Agreement contains customary representations and warranties and events of default.

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

As part of the Financing Agreement, the Amended Financing Agreement and drawing upon the Delayed Draw Facility, the Company issued detachable warrants to purchase the Company’s common stock to certain of its lenders (“Warrant Holders”) under the Financing Agreement. See Note 9. Stockholders’ Equity, for more information on the warrants issued to the Warrant Holders.

On July 29, 2026, the Company entered into Amendment No. 3 to the Financing Agreement and the Securities Purchase Agreement with certain existing investors. Among other matters, the transaction provided for, subject to certain closing conditions, the issuance of $55.0 million of Series A Convertible Preferred Stock, paid in the form of (i) $15.0 million in cash, which amount was paid on the date the parties entered into the Securities Purchase Agreement, and (ii) the conversion of $40.0 million of existing indebtedness held by existing investors under the Financing Agreement, with such existing indebtedness to be cancelled and extinguished in exchange for shares of Series A Preferred Stock issued at the closing of the Securities Purchase Agreement. In addition, Amendment No. 3 to the Financing Agreement, among other things, modified certain financial covenants, including minimum liquidity requirements, provided a covenant holiday through December 31, 2027, and converted the revolving credit facility to an asset-based lending structure. See Note 16, Subsequent Events, for additional information regarding these transactions.

3.75% Convertible Senior Notes due June 1, 2026

In May 2021, the Company issued $100.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due June 1, 2026 (the “Convertible Notes”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.

On June 5, 2025, the Company entered into separate, privately-negotiated exchange agreements with a limited number of existing holders of the Convertible Notes (the “Convertible Noteholders”) to exchange (the “Exchange”) approximately $82.0 million aggregate principal amount of the Convertible Noteholders’ existing Convertible Notes for (i) an aggregate of 8,881,579 shares of the Company’s common stock (the “Shares”), valued at $1.52 per share based on the closing stock price on June 5, 2025, or $13.5 million in the aggregate and (ii) an aggregate cash payment of approximately $68.5 million. (See Note 9. Stockholders’ Equity, for more information). Holders of the remaining $18.0 million aggregate principal amount of the Convertible Notes did not receive cash or shares of common stock in the Exchange mentioned above and the original terms of such Convertible Notes were not modified. In connection with the repayment of the Convertible Notes in the Exchange, the Company wrote-off $0.5 million in unamortized debt issuance costs which was recorded as a loss on extinguishment of debt in fiscal 2025.

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

Holders of the remaining Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the remaining Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of June 30, 2025, the if-converted value of the remaining Convertible Notes did not exceed the outstanding principal amount.

The remaining $18.0 million aggregate principal amount of the Convertible Notes was paid off on the June 1, 2026 due date.

Note 8. Commitments and Contingencies

Debt Commitments

The Company is required to make quarterly principal and interest payments on the Term Loan Facility and the Delayed Draw Facility. Future minimum principal payments and interest on the Term Loan Facility and Delayed Draw Facility (as defined in Note 7. Debt), as of June 30, 2026, are as follows (in thousands):

Year Ending June 30,	Long-Term Debt (1)
2027	$17,120
2028	25,163
2029	24,891
2030	209,698
2031	-
Total	$276,872

(1)

These amounts represent principal and interest cash payments over the contractual life of the debt obligations, including anticipated interest payments that are not recorded on the Company’s consolidated balance sheets.

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

Indemnities and Commitments

The Company enters into standard indemnification agreements with its landlords and all superior mortgages and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2026.

Guarantees

As of June 30, 2026 and June 30, 2025, the Company had various bank guarantees totaling approximately $1.9 million and $1.5 million, respectively, primarily related to a bidding process with customers.

Royalty Agreements

The Company enters into software license agreements with third parties that may require royalty payments for each license used. The Company records royalty costs in cost of revenue or deferred cost of revenue. The Company had approximately $3.3 million and $3.1 million accrued liabilities as of June 30, 2026 and 2025, respectively, related to this agreement. The following table provides information about the Company’s royalty expense and royalty payments (in thousands):

	Years Ended June 30,
	2026	2025
Royalty expense	$1,497	$1,716
Royalty payments	1,268	1,573

Restructuring

In fiscal year 2026, the Company implemented a restructuring plan (“FY26 Restructuring Plan”). The FY26 Restructuring Plan included the elimination of approximately 3% of the global workforce during the three months ended September 30, 2025, and the elimination of approximately 15% of the global workforce during the three months ended December 31, 2025. Certain employees notified during the three months ended December 31, 2025, have various termination dates during the quarterly periods ended March 31, 2026, and June 30, 2026. Restructuring charges also include third-party implementation and other costs that were directly tied to the execution of the FY26 Restructuring Plan and asset impairments for certain operating lease right-of-use assets and capitalized assets as a result of the FY26 Restructuring Plan.

The following table summarizes the restructuring charges (in thousands):

	Year Ended
	June 30,
	2026	2025
Severance and employee related costs	$10,535	$—
Third-party implementation and other costs	3,262	—
Asset impairment	2,375	—
Total restructuring charges	$16,172	$—

The following table summarizes the restructuring charge liability (in thousands):

	Severance and employee related costs	Third-party Implementation and other costs	Asset impairment	Total
Restructuring liability at the beginning of period	$—	$—	$—	$—
Restructuring charges	10,535	3,262	2,375	16,172
Cash payments	(8,220)	(3,130)	(345)	(11,695)
Non-cash write-offs	-		(2,030)	(2,030)
Restructuring liability at the end of period	$2,315	$132	$—	$2,447

Software License Indemnity

Under the terms of the Company’s agreements with its customers, the Company agrees that in the event the certain Company software sold under such agreement infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in its agreements with customers where Company software is licensed. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2026.

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

Note 9. Stockholders’ Equity

Common Stock

The Company has 200.0 million shares authorized as of June 30, 2026 and 2025. As of  June 30, 2026, there were 122.5 million shares issued and 119.4 million shares outstanding. As of June 30, 2025, there were 115.8 million shares issued and 112.6 million shares outstanding.

Common stock purchase warrants issued in connection with long-term debt

On June 6, 2025, concurrently with its entry into the Financing Agreement, the Company issued detachable warrants to purchase the Company’s common stock to certain of its Warrant Holders under the Financing Agreement. The Warrant Holders were issued warrants to purchase (i) 17,180,710 shares of common stock with an exercise price of $1.68 per share, exercisable on and after December 7, 2025 and expiring on June 6, 2032 (the “June 2025 Premium Warrants”) and (ii) 6,247,531 shares of common stock with an exercise price of $0.01 per share ( “June 2025 Penny Warrants”) exercisable immediately and expiring on June 6, 2032. At the issuance date, the June 2025 Premium Warrants were valued at $13.1 million.

On December 15, 2025, concurrently with its entry into the Second Amendment, the Company issued detachable warrants to purchase the Company’s common stock to the Warrant Holders. The Warrant Holders were issued warrants to purchase (i) 3,062,726 shares of common stock with an exercise price of $1.50 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Super Premium Warrants”), (ii) 2,187,661 shares of common stock with an exercise price of $1.25 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Premium Warrants”), and (iii) 1,750,129 shares of common stock with an exercise price of $0.01 per share, which are exercisable immediately and expire on December 15, 2032 (the “December 2025 Penny Warrants”). At the issuance date, the December 2025 Super Premium Warrants and December 2025 Premium Warrants were valued at $3.7 million in aggregate.

On May 18, 2026, the Company accessed the Delayed Draw Loan and issued detachable warrants to purchase the Company’s common stock to the Warrant Holders. The Warrant Holders were issued warrants to purchase (i) 2,990,010 shares of common stock with an exercise price of $1.50 per share, exercisable on and after November 19, 2026 and expiring on  May 18, 2033 (the “May 2026 Super Premium Warrants”), (ii) 2,135,721 shares of common stock with an exercise price of $1.25 per share, exercisable on and after November 19, 2026 and expiring on May 18, 2033 (the “May 2026 Premium Warrants”), and (iii) 1,708,577 shares of common stock with an exercise price of $0.01 per share, which are exercisable immediately and expire on May 18, 2033 (the “May 2026 Penny Warrants”). The June 2025 Premium Warrants, June 2025 Penny Warrants, the December 2025 Super Premium Warrants, the December 2025 Premium Warrants, the December 2025 Penny Warrants, the May 2026 Super Premium Warrants, the May 2026 Premium Warrants and the May 2026 Penny Warrants are collectively referred to as the “Warrants.” No Warrants were exercised as of June 30, 2026. At the issuance date, the May 2026 Super Premium Warrants and May 2026 Premium Warrants were valued at $0.7 million in aggregate.

The Company determined that the June 2025 Premium Warrants, December 2025 Super Premium Warrants, December 2025 Premium Warrants, May 2026 Super Premium Warrants, and the May 2026 Premium Warrants (collectively, the “Premium Warrants”) qualified as freestanding instruments that met all of the criteria for equity classification. The Premium Warrants were treated as a debt discount and will amortize the debt discount using the effective interest rate method over the life of the loan as interest expense. The Company determined that the June 2025 Penny Warrants, the December 2025 Penny Warrants, and the May 2026 Penny Warrants (collectively “Penny Warrants”) qualified for liability classification. The fair value of the Penny Warrants at the issuance date is recorded as a debt discount (see Note 6. Fair value Measurements, for more information). The Company will amortize the debt discount using the effective interest rate method over the life of the debt as interest expense.

The Warrants have certain anti-dilution protection provisions, including price protection anti-dilution protection in the event that the Company sells stock at a price below $1.00 per share in the case of the Penny Warrants, $1.25 per share in the case of the June 2025 Premium Warrants, $0.93 per share in case of the December 2025 Premium Warrants and the May 2026 Premium Warrants, and $1.12 per share in case of the Super Premium Warrants.

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

On July 29, 2026, in connection with the Securities Purchase Agreement and Amendment No. 3 to the Financing Agreement, the Company entered into agreements with certain holders of the Warrants described above providing for the cancellation of such Warrants upon the closing of the Securities Purchase Agreement. Pursuant to Amendment No. 3 to the Financing Agreement, the Company issued additional warrants to such holders to purchase up to approximately 15.3 million shares of common stock at an exercise price of $0.01 per share. The Company will evaluate the accounting impact of the warrant modifications and replacement warrants upon closing of the transactions and will record any resulting accounting effects in the applicable reporting period. For additional information regarding the warrant modification transactions and related financing arrangements, see Note 16, Subsequent Events.

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

As noted above, the remaining $18.0 million aggregate principal amount of the Convertible Notes was paid off on the June 1, 2026 due date.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Foreign Currency Translation Adjustment	Change in Defined Pension Benefit Obligation	Unrealized Gain from Cash Flow Hedges, net of reclassifications	Total
Balance at June 30, 2024	$(4,777)	$555	$-	$(4,222)
Other comprehensive income	1,557	828	-	2,385
Balance at June 30, 2025	$(3,220)	$1,383	$-	$(1,837)
Other comprehensive (loss) income	(3,237)	(42)	1,603	(1,676)
Balance at June 30, 2026	$(6,457)	$1,341	$1,603	$(3,513)

Note 10. Stock Incentive Plan and Employee Stock Purchase Plan

As of June 30, 2026, the Company had two outstanding stock incentive plans: the 2026 Equity Incentive Plan (“2026 Plan”) and the 2007 Incentive Award Plan (“2007 Plan”). The 2026 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, performance shares, performance units, and RSUs. The vesting of RSUs granted under the 2026 Plan are primarily service‑based (over the requisite service period) while the vesting of performance units granted under the 2026 Plan consist of PSUs. Only employees of the Company are eligible to receive incentive stock options. Non‑employees may be granted non‑qualified stock options.

Stock options granted under the 2026 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date. The stock options have 10-year contractual terms and generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 36 months. Service‑based RSUs granted generally vest 25% of the share units covered by the grant on each of the first through fourth anniversaries of the date of the grant, subject to the continued service of the grantee through each such date. RSUs granted to the Board of Directors vest over one year. PSUs granted generally vest at the end of a three year performance period and the amount of shares that vest are based on the Company’s actual performance relative to predefined performance conditions. The Board of Directors has the discretion to use different vesting schedules. As of June 30, 2026, the 2007 Plan continued to remain in effect; however, the Company can no longer grant equity awards under such plans.

The following table summarizes the share‑based compensation charges included in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Years Ended June 30,
	2026	2025
Cost of revenue - product	$349	$634
Cost of revenue - service	593	709
Research and development	673	1,508
Selling and marketing	789	2,167
General and administrative	4,051	5,183
Total	$6,455	$10,201

The following table summarizes the share‑based compensation charges for the Company’s equity awards (in thousands):

	Years Ended June 30,
	2026	2025
Stock options	$148	$344
Restricted stock units	6,804	7,948
Performance stock units	(923)	1,166
Employee stock purchase plan	426	743
Total	$6,455	$10,201

The above Restricted stock units and Performance stock units also include RSAs and PSAs.

Stock Options

The Company did not grant any stock options during the years ended June 30, 2026 and June 30, 2025.

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

A summary of option activity under the Company’s incentive plan is presented below (in thousands except per share and term amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (1)
Balance at June 30, 2025	1,839	$3.03	5.62	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited/expired	(1,694)	$2.96	—	—
Balance at June 30, 2026	145	$3.81	4.83	$—
Vested or expected to vest at June 30, 2026	145	$3.81	4.83	$—
Exercisable at June 30, 2026	145	$3.81	4.83	$—

(1)

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Accuray common stock of $0.26 and $1.37 on June 30, 2026 and June 30, 2025, respectively, the amount represents what would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

There were no options exercised during the years ended June 30, 2026 and  June 30, 2025. Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset, attributable to share compensation costs for such options was zero for the years ended June 30, 2026, and 2025. As of June 30, 2026, there were no unrecognized compensation costs related to unvested stock options.

The following table summarizes information about outstanding and exercisable options at June 30, 2026 (in thousands, except years and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.08 – $2.08	40	5.92	$2.08	40	$2.08
$4.46 – $4.46	105	4.42	$4.46	105	$4.46
Total outstanding	145	4.83	$3.81	145	$3.81

Restricted Stock and Performance Stock

The following table summarizes the activity of RSUs and PSUs (in thousands, except fair value per share):

Unvested Restricted Stock	Restricted Stock Units	Performance Stock Units	Total Number of Shares Underlying Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2025	7,166	3,231	10,397	$2.29
Granted	6,942	4,183	11,125	$0.93
Vested	(4,448)	—	(4,448)	$1.99
Cancelled/forfeited	(2,414)	(2,506)	(4,920)	$2.21
Unvested at June 30, 2026	7,246	4,908	12,154	$1.19

Restricted Stock

The grant date fair value of the RSUs granted was $6.0 million and $9.2 million during the years ended June 30, 2026 and 2025, respectively. The aggregate fair market value of the RSUs that vested during the years ended June 30, 2026 and 2025, was $3.9 million and $5.5 million, respectively. As of June 30, 2026, there was $6.8 million of unrecognized compensation cost related to the RSUs, which is expected to be recognized over a weighted average period of 1.6 years. RSAs are included in the RSU amounts presented in the table above. The grant date fair value of RSAs granted during the year ended  June 30, 2026 was $1.5 million. No RSA awards were granted during the year ended  June 30, 2025. The aggregate fair market value of the RSAs that vested during the year ended June 30, 2026 was $0.4 million. There were no RSAs that vested during the year ended June 30, 2025. As of June 30, 2026, there was $0.2 million of unrecognized compensation cost related to the RSAs, which is expected to be recognized over a weighted average period of 0.4 years.

Performance Stock

The grant date fair value of PSUs granted was $2.4 million and $2.8 million during the years ended June 30, 2026 and 2025, respectively. There were no PSUs that vested during the year ended  June 30, 2026 and  June 30, 2025 because the performance conditions were not met. As of  June 30, 2026, there was $1.4 million of unrecognized compensation cost related to the PSUs, which is expected to be recognized over a weighted average period of 1.8 years. PSAs are included in the PSU amounts presented in the table above. The grant date fair value of PSAs granted during the year ended  June 30, 2026 was $1.4 million. No PSA awards were granted during the year ended  June 30, 2025. The were no PSAs that vested during the years ended  June 30, 2026 and 2025. As of June 30, 2026, there was $0.6 million of unrecognized compensation cost related to the PSAs, which is expected to be recognized over a weighted average period of 1.1 years.

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

The Company estimates the fair value of ESPP shares at the date of grant using the Black‑Scholes option pricing model. The weighted average assumptions were as follows:

Years Ended June 30,
	2026	2025
Risk–free interest rate	3.62% - 3.83%	4.12% - 4.43%
Dividend yield	—%	—%
Expected term	0.5 - 1.0	0.5 - 1.0
Expected volatility	47.37% - 99.69%	44.02% - 83.32%

The risk‑free rate for the expected term of the ESPP option was based on the U.S. Treasury constant maturity rate for each offering period; expected volatility was based on the historical volatility of the Company’s common stock; and the expected term was based upon the offering period of the ESPP.

The Company issued 1.0 million and 1.2 million shares under the ESPP during the years ended June 30, 2026 and 2025, respectively, at a weighted average purchase price per share of $0.65 and $1.37, respectively. As of June 30, 2026, total unrecognized compensation cost related to the ESPP plan was $0.2 million, which the Company expects to recognize over a weighted average period of 0.9 years.

Common Stock Available For Issuance

In November 2025, the Company’s stockholders approved the 2026 Equity Incentive Plan (the “2026 Plan”) whereby a maximum of 3,896,000 shares of common stock were reserved for issuance, plus the shares remaining in the share reserve under the Company’s 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”) immediately before the effective date of the 2026 Plan and shares subject to outstanding awards granted under the 2016 Plan that would be added to the 2026 Plan on or after the effective date of the 2026 Plan. At June 30, 2026, the Company had 10.8 million shares of common stock reserved for issuance under the stock incentive plans and 1.6 million shares of common stock reserved for issuance under the employee stock purchase plan.

Note 11. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. As of June 30, 2026, the Company owned a 49% interest in the JV, which is reported as an investment in joint venture on the Company’s consolidated balance sheets.

The Company applies the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes the 49% proportionate share of the JV income or loss on a one-quarter lag due to the timing of the availability of the JV’s financial records. The Company recognizes revenue on sales to the JV in the current period of control transfer, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer by the end of each reporting period. With the receipt of the necessary permits and licenses to operate, the JV has been manufacturing and selling a locally branded “Made in China” radiotherapy device, the Tomo C radiation therapy system, in the Class B license category. The JV also distributes other Accuray treatment delivery systems like the Radixact and CyberKnife treatment delivery systems, including the Radixact SynC and CyberKnife S7 Systems, which received NMPA approval in  January 2025.

The following table shows the reconciliation between the carrying value of the Company’s investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	June 30, 2026	June 30, 2025
Carrying value of investment in joint venture	$5,024	$4,612
Deferred intra-entity profit margin	17,466	17,501
Dividend declared	1,446	2,453
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$19,216	$19,846

As of June 30, 2026 and June 30, 2025, the Company’s carrying value of the investment in the JV for the Company’s proportional share of the JV’s currency translation adjustment was increased by $0.3 million and decreased $0.4 million, respectively. In June 2026, the JV declared a $1.4 million dividend to the Company paid in July 2026. In June 2025, the JV declared a $2.5 million dividend to the Company paid in July 2025. The Company records the dividends as a reduction to its carrying value in the JV. No impairment was identified as of June 30, 2026 and June 30, 2025.

Summarized financial information of the JV is as follows (in thousands):

Statement of Operations Data:	Twelve Months Ended March 31, 2026	Twelve Months Ended March 31, 2025
Revenue	$102,132	$160,213
Gross profit	$24,539	$29,438
Net income	$2,288	$9,617
Net income attributable to the Company	$1,124	$4,714

Summarized Balance Sheet Data:	As of March 31, 2026	As of March 31, 2025
Assets
Current assets	$180,187	$172,109
Non current assets	14,855	16,426
Total assets	$195,042	$188,535
Liabilities and Stockholders’ Equity
Current liabilities	$154,935	$146,587
Non current liabilities	924	1,334
Stockholder’s equity	39,183	40,614
Total liabilities and stockholders’ equity	$195,042	$188,535

The following table shows the activity of the Company’s deferred intra-entity profit margin from sales to the JV (in thousands):

	Years Ended June 30,
	2026	2025
Deferred gross profit recognized on sales to the JV	$(7,484)	$(16,738)
Deferred gross profit on sales to the JV	7,448	24,404
Net deferred gross profit on sales to the JV (1)	$(36)	$7,666

(1)	Profits are deferred by the Company from the JV and are eliminated through cost of goods sold until it is realized. When profits are realized they are credited through cost of goods sold. Profits are considered realized when the inventory has been sold through to third parties.

Note 12. Income Taxes

Income (loss) before provision for income taxes on the accompanying statements of operations and comprehensive loss included the following components (in thousands):

	Years Ended June 30,
	2026	2025
Domestic	$(59,481)	$(12,908)
Foreign	12,233	14,042
Total income (loss) before provision for income taxes	$(47,248)	$1,134

The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2026	2025
Current:
Federal	$—	$—
State	15	4
Foreign	1,297	2,565
Total current	1,312	2,569
Deferred:
Federal	—	—
State	—	—
Foreign	634	156
Total deferred	634	156
Total provision for income taxes	$1,946	$2,725

The Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, on a prospective basis beginning with the year ended June 30, 2026. The following table presents required disclosures pursuant to ASU 2023-09 and reconciles the U.S. statutory federal income tax amount and rate to the Company's effective income tax amount and rate for the fiscal year ended June 30, 2026 (in thousands, except for percentages):

	Year Ended June 30, 2026
	Amount	Percentage
U.S. federal statutory tax expense (benefit):	$(9,922)	21.00%
State and local income tax, net of federal income tax effect	15	(0.03%)
Foreign tax effects	(596)	1.26%
Effect of cross-border tax laws
Global intangible low-taxed income	3,632	(7.69%)
Tax credits
Research and development credit	364	(0.77%)
Changes in valuation allowance	9,097	(19.25%)
Nontaxable or nondeductible items
Share-based compensation	1,059	(2.24%)
Warrant valuation	(1,757)	3.72%
Equity in earnings of unconsolidated affiliate	(236)	0.50%
Other permanent items	97	(0.21%)
Changes in unrecognized tax benefits	200	(0.42%)
Other	(7)	0.01%
Total provision and effective tax rate	$1,946	(4.12%)

The following table presents the required disclosures prior to the Company's adoption of ASU 2023-09 and reconciles the U.S. statutory federal income tax rate to the Company's effective income tax rate as follows:

Year Ended June 30,
2025
U.S. federal taxes (benefit):
At federal statutory rate	$238
State tax, net of federal benefit	4
Share-based compensation expense	1,028
Research and development credits	(14)
Foreign taxes	203
Deferred tax on foreign earnings	558
Global intangible low-taxed income	1,471
Equity in earnings of unconsolidated affiliate	(990)
Change in valuation of warrants	105
Change in valuation allowance	(113)
Other non-deductible permanent items	235
Total provision for income taxes	$2,725

Upon adoption of ASU 2023-09, cash paid for income taxes, net of refunds received, were as follows (in thousands):

Year Ended June 30,
2026
Federal taxes	$-
State and local taxes	21
Foreign taxes:
Switzerland	1,118
Japan	538
India	183
Italy	122
Other foreign jurisdictions	341
Income taxes paid	$2,323

The amount of cash paid for income taxes during the year ended June 30, 2025 was $3.9 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets (liabilities) were as follows (in thousands):

	June 30,
	2026	2025
Deferred tax assets:
Federal and state net operating losses	$65,329	$61,745
Accrued expenses and reserves	3,854	3,128
Lease liability	6,034	6,475
Deferred revenue	4,273	3,681
Research and development credits	26,411	26,678
Share-based compensation expense	861	1,416
Capitalized research and development	23,459	23,795
Unicap	611	527
Fixed assets and intangibles	201	250
Section 163(j) interest	8,012	3,244
Other	8	374
Total deferred tax assets	139,053	131,313
Deferred tax liabilities:
Contract acquisition costs	(415)	(857)
Right of use assets	(4,339)	(5,124)
Deferred tax on foreign earnings	(1,923)	(2,120)
Other	(420)	—
Total deferred tax liabilities	(7,097)	(8,101)
Valuation allowance	(134,089)	(125,287)
Net deferred tax liabilities	$(2,133)	$(2,075)

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, the Company has concluded that it is more likely than not that the benefit of its domestic deferred tax assets will not be realized. The valuation allowance increased by $8.8 million during the year ended June 30, 2026, primarily due to increases in deferred tax assets related to net operating loss carryforwards and U.S. limitations on the deductibility of interest expense. The valuation allowance decreased by $0.7 million during the year ended June 30, 2025, primarily due to a decrease in deferred tax assets related to net operating loss carryforwards, partially offset by an increase in deferred tax assets related to capitalized research and development expenditures.

As of June 30, 2026, the Company had $276.9 million and $124.5 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2029 for federal and 2027 for state purposes.

In addition, as of June 30, 2026, the Company had federal and state research and development tax credits of $27.9 million and $23.1 million, respectively. If not utilized, the federal and certain other state research credits expire on an annual basis. The California research credits have no expiration date.

Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. Although ownership changes have occurred in the prior years, the carryovers should be available for utilization by the Company before they expire, provided the Company generates sufficient future taxable income. An analysis of the impact of this provision through March 31, 2022 has been performed and it was determined that no ownership change has occurred after December 2009.

H.R.1, enacted on July 4, 2025, introduced provisions that modified the Internal Revenue Code (“IRC”), The legislation includes significant revisions to U.S. corporate income tax laws, including, among other provisions, restoring the option for immediate expensing of certain U.S.-based research and development expenditures and making permanent the ability to claim first-year bonus depreciation on qualified property. The legislation also modifies certain aspects of U.S. taxation of foreign earnings, including changes to the taxation of Net CFC Tested Income (formerly referred to as global intangible low-taxed income (“GILTI”)) and foreign-derived deduction eligible income, as well as revisions to foreign tax credit rules. The enactment of the legislation did not have a material impact on the Company’s consolidated financial statements due to the Company’s cumulative losses and full valuation allowance position.

At June 30, 2026, the Company has $1.9 million of deferred tax liability related to withholding tax expected to be paid on the remittance of unrepatriated distributable reserves in France, Japan, Switzerland and China. At June 30, 2026, the Company has undistributed earnings of certain foreign subsidiaries of $13.5 million that it has indefinitely invested, and on which it has not recognized deferred taxes.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended June 30,
	2026	2025
Balance at beginning of year	$22,649	$22,044
Tax positions related to current year:
Additions	780	1,165
Tax positions related to prior years:
Additions	—	—
Reductions	(608)	(560)
Balance at end of year	$22,821	$22,649

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions with respect to legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The reduction in prior year’s tax positions primarily relates to lapses of applicable statutes of limitations. As of June 30, 2026, the amount of gross unrecognized tax benefits was $22.8 million, of which $21.8 million would not affect income tax expense before consideration of any valuation allowance.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2026 and 2025, the Company’s cumulative accrued interest and penalties related to uncertain tax positions, was not material.

The Company files income tax returns in the United States federal, various states, and foreign jurisdictions. Due to tax attributes being carried forward and utilized during open years, the statute of limitations remains open for the U.S. federal jurisdiction and domestic states for tax years from 2007 and forward. The statutes of limitation with respect to the foreign jurisdictions where the Company files income tax returns vary from jurisdiction to jurisdiction and range from 3 to 10 years and the material foreign jurisdictions are France, Switzerland and Japan.

The Company is subject to examination of its income tax returns by the Internal Revenue Service ("IRS") and various foreign tax authorities. In certain jurisdictions, the Company has received additional tax assessments, none of which has been material. The Company is currently under examination by the Indian tax authorities for fiscal year 2021. The Company has also received a notice from the IRS regarding an examination of its U.S. federal income tax returns for the fiscal years ended June 30, 2024 and 2025. The Company does not expect the resolution of these examinations to have a material effect on its consolidated financial statements.

Note 13. Retirement Plans

Employee Benefit Plan

The Company’s employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax‑deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $1.7 million and $2.2 million to the 401(k) Plan during the years ended June 30, 2026 and 2025, respectively.

Defined Benefit Pension Obligation

The Company has established a defined benefit pension plan for its employees in its Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability. The Company uses June 30 as the year‑end measurement date for this plan.

Obligations and Funded Status

The following table presents the funded status of the defined benefit pension plan (in thousands):

	June 30,
	2026	2025
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$30,941	$24,059
Service cost	1,567	1,553
Interest cost	346	322
Plan participants’ contributions	1,410	1,806
Actuarial loss	1,097	1,493
Foreign currency changes	(183)	3,275
Settlements	(7,520)	—
Curtailments	(981)	—
Amendments	—	(131)
Benefit and expense payments	(194)	(1,436)
Benefit obligation—end of fiscal year	$26,483	$30,941
Change in plan assets:
Plan assets—beginning of fiscal year	$28,549	$21,329
Employer contributions	1,395	1,353
Actual return on plan assets	2,013	2,502
Plan participants’ contributions	1,410	1,806
Foreign currency changes	(189)	2,996
Settlements	(7,520)	—
Benefit and expense payments	(194)	(1,437)
Plan assets—end of fiscal year	$25,464	$28,549
Funded status	$(1,019)	$(2,392)
Amounts recognized within the consolidated balance sheets:
Long-term other liabilities	$(1,019)	$(2,392)
Net amount recognized	$(1,019)	$(2,392)

The following table presents the amounts recognized in accumulated other comprehensive loss (before tax) for the defined benefit pension plan (in thousands):

	June 30,
	2026	2025
Net actuarial gain	$1,161	$1,128
Prior service credit	179	254
Total gain recognized in accumulated other comprehensive loss	$1,340	$1,382

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this defined benefit pension plan where accumulated benefit obligation exceeded the fair value of plan assets (in thousands):

	June 30,
	2026	2025
Projected benefit obligation	$26,483	$30,941
Accumulated benefit obligation	$24,111	$22,747
Fair value of plan assets	$25,464	$28,549

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive loss, before tax, related to the Company’s defined benefit pension plan (in thousands):

	Year ended June 30,
	2026	2025
Net Periodic Benefit Costs:
Service cost	$1,567	$1,553
Interest cost	346	322
Expected returns on assets	(433)	(330)
Amortization of prior service credit	(35)	(24)
Amortization of net gain	—	—
Gain on curtailment	(1,042)	—
Gain on settlement	(428)	—
Net periodic benefit costs	(25)	1,521
Other Amounts Recognized in Other Comprehensive Loss:
Net gain arising during the year	(489)	(715)
Prior service cost	35	26
Amortization of prior service credit	—	(139)
Effect of Curtailment	62	—
Effect of settlement	434	—
Total loss (gain) recognized in other comprehensive loss	42	(828)
Total recognized in net periodic benefit costs and other comprehensive loss	$17	$693

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2027 related to the Company’s defined benefit pension plan are as follows (in thousands):

2027
Net loss	$—
Prior service cost	35
Accumulated other comprehensive income	$35

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long‑term return on assets for the Company’s defined benefit pension plan were as follows:

	Fiscal Years
	2026	2025
Net Periodic Benefit Costs:
Discount rate	1.15%	1.20%
Rate of compensation increase	1.75%	1.75%
Expected long-term return on assets	1.50%	1.50%

The assumptions used to measure the benefit obligation for the Company’s defined benefit pension plan were as follows:

	June 30,
	2026	2025
Benefit Obligation:
Discount rate	1.15%	1.20%
Rate of compensation increase	1.75%	1.75%

Contributions and Future Benefit Payments

The Company made contributions of approximately $1.4 million to the defined benefit pension plan during both fiscal 2026 and fiscal 2025. The Company expects total contributions to the defined benefit pension plan for fiscal year 2027 will be approximately $1.2 million.

Estimated future benefit payments expected to be paid by the defined benefit pension plan at June 30, 2026 are as follows (in thousands):

Year Ending June 30,	Future Benefits
2027	$1,352
2028	1,367
2029	1,389
2030	1,672
2031	2,445
Thereafter	8,145
Total estimated future benefit payments	$16,370

Plan Assets

The plan assets are invested in insurance contracts with Copré Collective Foundation based in Lausanne, Switzerland at the end of fiscal years 2026 and 2025. In fiscal 2026 and 2025, the risks of death and disability were reinsured with Zurich Life Insurance. The Copré Foundation for Occupational Benefits (“Copré Foundation”) defines and is responsible for the asset strategy and invests the plan assets for the Company. The Copré Foundation invests the plan assets in insurance contracts which can be measured at Level 2 in the fair value hierarchy. In each of fiscal 2026 and 2025, the expected interest rate for mandatory retirement savings was 1.5%. The technical administration and management of the savings account are guaranteed by the Copré Foundation. Insurance benefits due are paid directly to the entitled persons by the Copré Foundation. Accuray International Sàrl has committed itself to pay the annual contributions and costs due under the pension fund regulations.

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

The following summarizes net revenue by geographic region (in thousands):

	Years Ended June 30,
	2026	2025
Americas	$89,956	$88,768
EIMEA	150,912	144,264
China	68,142	124,475
Japan	44,259	53,622
Asia Pacific	48,678	47,376
Total net revenues	$401,947	$458,505

The following summarizes countries that represent more than ten percent of the Company’s net revenues (in thousands):

	Years Ended June 30,
	2026	2025
Americas	22%	19%
EIMEA	38%	32%
China	17%	27%
Japan	11%	12%
Asia Pacific	12%	10%
Total net revenues	100%	100%

Disaggregation of long-lived assets

Information regarding geographic areas in which the Company has long-lived assets, which consists of property, plant and equipment, net, and operating lease right-of-use assets are as follows (in thousands):

	June 30, 2026	June 30, 2025
Americas	$45,389	$49,466
EIMEA	7,354	9,220
China	1,256	1,577
Japan	480	999
Asia Pacific	349	511
Total long-lived assets	$54,828	$61,773

The long-lived assets in the Americas region are located in the United States as of June 30, 2026, and  June 30, 2025.

Note 15. Related Party

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

The Company recorded $0.5 million for consulting fees and the incentive target bonus for services provided by Dedication Capital and Mr. Mayer during the year ended June 30, 2026. The Company recorded $1.6 million in stock compensation expense during the year ended June 30, 2026, respectively, for the RSA and PRSAs. The Company includes the consulting fees and incentive target bonus provided by Mr. Mayer in restructuring expenses as these expenses are directly tied to the execution of the FY26 Restructuring Plan (as defined in Note 7). The Company includes expenses for the RSAs and PRSAs in stock-based compensation expenses.

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

Note 16. Subsequent Events

On July 29, 2026, the Company entered into the Securities Purchase Agreement with certain existing investors pursuant to which the investors agreed to purchase an aggregate of 55,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $55.0 million. The purchase price is payable as (i) $15.0 million in cash (the “Cash Investment”), paid on the signing date of the Securities Purchase Agreement, and (ii) the conversion of $40.0 million of existing indebtedness held by such investors under the Financing Agreement, with such indebtedness to be cancelled and extinguished in exchange for shares of Series A Convertible Preferred Stock at the closing of the Securities Purchase Agreement.

The issuance of the Series A Convertible Preferred Stock is subject to certain closing conditions, including stockholder approval and the implementation of a reverse stock split of the Company’s common stock, at a ratio ranging from any whole number between 1-for-15 and 1-for-40 (the “Reverse Stock Split”), or such other ratio as may be approved by the Board, including at least one Preferred Director (as defined below). Upon closing of the Securities Purchase Agreement, certain outstanding Warrants held by the investors party to the Securities Purchase Agreement to purchase approximately 27.6 million shares of common stock will be cancelled. In connection with entering into the Securities Purchase Agreement and Amendment No. 3 to the Financing Agreement described below, the Company issued to the investors under the Securities Purchase Agreement warrants to purchase up to an aggregate of approximately 15.3 million shares of common stock, at purchase price of $0.01 per share of common stock. Such warrants are exercisable for a period of 7 years after the date of issuance.

The Series A Convertible Preferred Stock will accrue dividends at 8% per annum and will be convertible at the option of the holders thereof at any time into shares of common stock at an initial conversion price of approximately $0.50 per share, as adjusted for any stock dividend, stock split, stock combination, or reclassification of the common stock, including the Reverse Stock Split. The Series A Convertible Preferred Stock will rank senior to the Company's common stock with respect to dividend and liquidation rights.

Pursuant to the Securities Purchase Agreement, the Company decreased the size of its Board to seven members, effective upon the execution of the Purchase Agreement. Under the terms of the Purchase Agreement, following the closing, TCW shall have the right to designate two members of the Board (the “Preferred Directors”). TCW has initially designated Chan W. Galbato and Steven F. Mayer, both of whom are currently serving as members of the Board, to serve as the Preferred Directors. In addition, for so long as TCW is entitled to designate at least one Preferred Director, (i) each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board shall include at least one Preferred Director (subject to applicable independence requirements and applicable law), and (ii) the Company shall not establish any executive committee, finance committee or other committee of the Board with material authority over any of the matters that require the approval of the holders of the Series A Convertible Preferred Stock under the Certificate of Designations unless a Preferred Director is a member of such committee (subject to certain exceptions).

Concurrently with entering into the Securities Purchase Agreement, the Company entered into Amendment No. 3 to the Financing Agreement. Amendment No. 3 amended the Financing Agreement to, among other things, (i) provide a covenant holiday with respect to certain financial covenants through December 31, 2027, (ii) modify the terms of the minimum liquidity requirement, (iii) increase certain fees applicable to prepayments, (iv) provide that if the Securities Purchase Agreement is terminated, the Cash Investment is deemed to be a secured obligation under the Financing Agreement and subject to repayment, together with a $15.0 million fee, upon repayment or satisfaction of the obligations (or earlier acceleration thereof), (v) provide for an additional $5.0 million delayed draw term loan commitment, subject to specified conditions, and (vi) converts the revolving credit facility into an asset-based lending facility.

If the Securities Purchase Agreement is terminated pursuant to its terms (including if stockholder approval is not obtained for the issuance of the Series A Convertible Preferred Stock), (i) the Cash Investment will automatically be deemed to be an Obligation (as defined in the Financing Agreement) under the Financing Agreement, and (ii) the Company will be required to pay a fee in an amount equal to $15.0 million to TCW, as administrative agent under the Financing Agreement, to be allocated among the investors under the Securities Purchase Agreement in accordance with the amounts funded by such investors. Such amount shall be fully earned, non-refundable, and due on such date of termination, and payable in full in cash on the earliest to occur of (i) the final maturity date under the Financing Agreement; (ii) the date on which all Obligations that are then due and payable are indefeasibly paid in full, in cash; (iii) the date on which all or any portion of the Obligations is accelerated; or (iv) the date on which any of the Obligations is satisfied, released, paid, restructured, reorganized, replaced, reinstated, defeased or compromised, including through foreclosure (whether by judicial proceeding or otherwise), a deed in lieu of foreclosure, or a distribution of any kind made to TCW, as administrative agent under the Financing Agreement, or the lenders in full or partial satisfaction of the Obligations.

The Company is evaluating the accounting impact of these transactions, including the classification and measurement of the Series A Convertible Preferred Stock, warrants, debt conversion and debt amendment. The Company is currently unable to reasonably estimate the financial effect of these transactions on its financial statements at this time.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act) as of the end of the period covered by our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “Evaluation Date”).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness described below that was not remediated as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that as of June 30, 2026 our internal control over financial reporting was not effective due to the material weakness described below that was not remediated as of the Evaluation Date. The effectiveness of our internal control over financial reporting as of June 30, 2026 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

Previously Disclosed Material Weakness Not Yet Remediated

As disclosed in Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2025 issued on February 17, 2026, a material weakness was identified related to the review of the footnote schedules supporting financial statement disclosures. As of June 30, 2026, enhanced control activities have been designed and implemented but have not operated effectively for a sufficient period of time, and management had not completed sufficient testing, to conclude that the material weakness has been remediated.

Remediated Previously Disclosed Material Weakness

Also as disclosed in Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2025 issued on February 17, 2026, a material weakness was identified related to the inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation under GAAP principally resulting from an incorrect assessment during the initial adoption of ASC 606, Revenue from Contracts with Customers. To remediate this material weakness, management designed and implemented enhanced controls to ensure all relevant information required for complete and accurate presentation and disclosure, including the initial assessment of the impact of adopting new accounting pronouncements. As of June 30, 2026, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.

Remediation Measures

To remediate the material weakness that was not remediated as of the Evaluation Date, management has designed and implemented enhanced review controls specific to financial statement footnote disclosure. These enhancements are intended to ensure greater precision in preparing and reviewing financial statement disclosures, including additional reviewer involvement in the review of the footnote schedules supporting the financial statement disclosures.  As of June 30, 2026, these control activities have been appropriately designed and implemented but have not operated effectively for a sufficient period of time, and management had not completed sufficient testing, to conclude that the previously identified material weakness has been remediated

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the year ended June 30, 2026, and has concluded that other than the changes described above under “Previously Disclosed Material Weakness Not Yet Remediated” and "Remediated Previously Disclosed Material Weakness" there were no changes in our internal control over financial reporting that occurred that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the fourth quarter of fiscal 2026, no director or officer, as defined in Rule 16a-1(f), adopted, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company did not operate effective controls over the review of financial statement disclosures. Specifically, the Company has identified a material weakness related to the review of the footnote schedules supporting financial statement disclosures.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2026. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2026 consolidated financial statements, and this report does not affect our report dated August 27, 2026 which expressed an unqualified opinion on those financial statements.

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

August 27, 2026

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The information in our 2026 Proxy Statement regarding directors and executive officers appearing under the headings “Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” is incorporated herein by reference.

In addition, the information in our 2026 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading “Corporate Governance and Board of Directors Matters” is incorporated herein by reference.

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Item 11. EXECUTIVE COMPENSATION

The information in our 2026 Proxy Statement appearing under the headings “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Non‑Employee Directors” and “Corporate Governance and Board of Directors Matters—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2026 Proxy Statement appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2026 Proxy Statement appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance and Board of Directors Matters—Director Independence” is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in our 2026 Proxy Statement appearing under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non‑Audit Services” and “Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre‑Approval Policies and Procedures” is incorporated herein by reference.

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

3.	Exhibits

The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33301	3.1	02/06/2013

3.2	Amended and Restated Bylaws of Registrant.	8‑K	001‑33301	3.1	09/20/2023

4.1	Form of Common Stock Certificate.	S‑1/A	333‑138622	4.3	02/05/2007

4.2	Description of the Registrant’s Securities	10-K	001-33301	4.7	09/07/2023

4.3	Form of Premium Warrant	8-K	001-33301	4.1	06/06/2025

4.4	Form of Penny Warrant	8-K	001-33301	4.2	06/06/2025

4.5	Form of DDTL Premium Warrant	8-K	001-33301	4.3	06/06/2025

4.6	Form of DDTL Penny Warrant	8-K	001-33301	4.4	06/06/2025

4.7	Form of Super Premium Warrants	10-Q	001-33301	4.1	02/17/2026

4.8	Form of Premium Warrants	10-Q	001-33301	4.2	02/17/2026

4.9	Form of Penny Warrants	10-Q	001-33301	4.3	02/17/2026

4.10	Form of Penny Warrants	8-K	001-33301	4.1	07/29/2026

10.1	Office Lease between Old Sauk Trails Park Limited Partnership and TomoTherapy Incorporated, dated October 22, 2001.	10-K	001-33301	10.1	09/07/2023

10.2	First Amendment to Lease between Old Sauk Trails Park Limited Partnership and TomoTherapy Incorporated, dated May 1, 2004.	10-K	001-33301	10.2	09/07/2023

10.3	Second Amendment to Lease between Old Sauk Trails Park Limited Partnership and Accuray, Inc FKA TomoTherapy, Inc., dated October 19, 2016.	10-K	001-33301	10.3	09/07/2023

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.4	Third Amendment to Lease between Old Sauk Trails Park Limited Partnership and Accuray Incorporated, dated March 27, 2020.	10-K	001-33301	10.4	09/07/2023

10.5	Fourth Amendment to Lease Deming Way Property Group LLC and Accuray Incorporated, dated August 19, 2022.	10-K	001-33301	10.5	09/07/2023

10.6*	Accuray Incorporated 2007 Incentive Award Plan.	10‑K	001‑33301	10.8	09/19/2011

10.7*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.	8‑K	001‑33301	99.2	09/02/2014

10.8*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	8‑K	001‑33301	99.1	09/02/2014

10.9*	Form of Stock Option Grant Notice and Stock Option Agreement.	8‑K	001‑33301	99.3	11/23/2011

10.10*	Form of 2016 Market Stock Unit Grant Notice and Award Agreement.	8‑K	001‑33301	99.1	10/02/2015

10.11*	Accuray Incorporated Amended and Restated 2016 Equity Incentive Plan and forms of award agreements thereunder.	8‑K	001‑33301	10.1	11/15/2023

10.12*	Accuray Incorporated 2026 Incentive Plan and forms of award agreements thereunder	8-K	001‑33301	10.1	11/19/2025

10.13*	Amended and Restated 2007 Employee Stock Purchase Plan.	8-K	001-33301	10.2	11/16/2022

10.14*	Accuray Incorporated Company Bonus Plan.	10‑Q	001‑33301	10.6	11/06/2018

10.15*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Jim Dennison	S-8	333-251038	99.5	10/30/2021

10.16*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Stephen La Neve	S-8	333-291191	99.1	10/31/2025

10.17*	Form of Accuray Incorporated Stand-Alone Inducement Performance Stock Unit Agreement for Stephen La Neve	S-8	333-291191	99.2	10/31/2025

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.18*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	10‑Q	001‑33301	10.7	05/10/2011

10.19*	Executive Employment Agreement by and between Registrant and Ali Pervaiz, dated February 3, 2025.	10-Q	001-33301	10.3	02/05/2025

10.20*	Executive Employment Agreement by and between Stephen La Neve and Accuray Incorporated, dated as of October 20, 2025.	8-K	001-33301	10.2	10/20/2025

10.21*	Executive Employment Agreement by and between Registrant and Paul Miele, dated April 6, 2026.					X

10.22	Governance Agreement, dated as of June 6, 2025, between the Registrant and TCW Asset Management Company LLC	8-K	001-33301	10.2	06/06/2025

10.23†	Financing Agreement, dated as of June 6, 2025, between the Registrant as the Administrative Borrower, the guarantors listed hereto, the lenders from time to time party hereto, as lenders, TCW Asset Management Company LLC, as collateral agent and administrative agent, and Wingspire Capital LLC, as servicing agent	10-K	001-33301	10.34	08/08/2025

10.24	Amendment No. 1 to Financing Agreement dated as of December 12, 2025 by and among Accuray Incorporated, the Guarantors party thereto, the Consenting Lenders party thereto and TCW Asset Management Company LLC, as administrative agent and collateral agent.	10-Q	001-33301	10.6	02/17/2026

10.25†	Amendment No. 2 to Financing Agreement dated as of December 15, 2025 by and among Accuray Incorporated, the Guarantors party thereto, the Consenting Lenders party thereto, TCW Asset Management Company LLC, as administrative agent and collateral agent and Wingspire Capital LLC, as servicing agent.	10-Q	001-33301	10.7	02/17/2026

10.26†	Amendment No. 3 to Financing Agreement, dated July 29, 2026, by and among Accuray Incorporated, the guarantors listed thereto, the lenders listed thereto, TCW Asset Management Company LLC, as collateral agent and administrative agent, and Wingspire Capital LLC, as servicing agent.	8-K	001-33301	10.2	07/29/2026

10.27	Securities Purchase Agreement, dated July 29, 2026, by and between Accuray Incorporated and the Investors.	8-K	001-33301	10.1	07/29/2026

10.28	Consulting Agreement by and between Dedication Capital, LLC and Accuray Incorporated, dated as of October 18, 2025	8-K	001-33301	10.1	10/20/2025

10.29	Letter Agreement Amendment by and between Accuray Incorporated and Dedication Capital, LLC, dated April 1, 2026.	8-K	001-33301	10.1	4/7/2026

10.30	Separation Agreement and General Release by and between Suzanne Winter and Accuray Incorporated, dated as of October 18, 2025.	8-K	001-33301	10.3	10/20/2025

10.31	Consulting Agreement by and between Suzanne Winter and Accuray Incorporated, dated as of October 20, 2025.	8-K	001-33301	10.4	10/20/2025

19.1	Insider Trading Policy	10-K	001-33301	19.1	08/28/2025

21.1	List of subsidiaries					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10‑K).					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.					X

97.1	Compensation Recovery Policy	10-K	001-33301	97.1	08/28/2025

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Madison, State of Wisconsin, on August 27, 2026.

ACCURAY INCORPORATED

By:	/s/ Steve La Neve
Steve La Neve President and Chief Executive Officer

By:	/s/ Ali Pervaiz
Ali Pervaiz Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Steve La Neve and Ali Pervaiz, and each of them, as his true and lawful attorneys‑in‑fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys‑ in‑ fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ Steve La Neve	President, Chief Executive Officer and Director (Principal Executive Officer)	August 27, 2026
Steve La Neve

/s/ Ali Pervaiz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 27, 2026
Ali Pervaiz

/s/ Michael J. Murphy	Corporate Controller (Principal Accounting Officer)	August 27, 2026
Michael J. Murphy

/s/ Joseph E. Whitters	Chairperson of the Board and Director	August 27, 2026
Joseph E. Whitters

/s/ Chan W. Galbato	Director	August 27, 2026
Chan W. Galbato

/s/ James M. Hindman	Director	August 27, 2026
James M. Hindman

/s/ Mika Nishimura	Director	August 27, 2026
Mika Nishimura

/s/ Steven F. Mayer	Director	August 27, 2026
Steven F. Mayer