Form 10-Q
period 2026-09-30
ACCURAY INC
filed 2026-11-06
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 31, 2026, there were 120,161,818 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

We own or have rights to various trademarks and tradenames used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi Art®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision®, AutoSegmentation™, CTrue™, H™ Series, iDMS®, InCise™, Iris™, CyberKnife M6™ Series, Accuray OIS Connect™, PreciseART®, PreciseRTX®, Treatment Planning System™, TOMO®, TomoDirect™, TomoEDGE™, TomoH®, TomoHD®, TomoHDA™, TomoHelical™, TomoTherapy Quality Assurance™, Radixact®, Onrad™, S7™, Accuray Helix®, CyberComm™, AEX®, ClearRT®, XChange®, Accuray Stellar™, QUICKPLAN®, CYBERKNIFE VSI®, and VoLO™.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	September 30, 2026	June 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$42,254	$40,623
Restricted cash	827	611
Accounts receivable, net of allowance for credit losses of $885 and $884 as of September 30, 2026, and June 30, 2026, respectively (a)	50,343	67,409
Inventories, net	146,083	147,075
Prepaid expenses and other current assets (b)	26,342	31,783
Deferred cost of revenue	199	276
Total current assets	266,048	287,777
Noncurrent assets:
Property and equipment, net	25,916	27,316
Investment in joint venture	5,311	5,024
Operating lease right-of-use assets, net	26,131	27,512
Goodwill	22,524	57,911
Restricted cash	7,302	7,533
Other assets	36,823	30,603
Total assets	$390,055	$443,676
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,050	$40,554
Accrued compensation	12,732	15,666
Operating lease liabilities, current	7,849	8,236
Other accrued liabilities	23,244	32,235
Customer advances	9,578	10,401
Deferred revenue, current	76,953	82,813
Short-term debt, net	6,700	1,500
Total current liabilities	170,106	191,405
Noncurrent liabilities:
Operating lease liabilities	26,453	27,768
Long-term other liabilities	6,107	5,477
Warrant liability	6,489	2,427
Deferred revenue, non-current	24,836	28,530
Investor deposit obligation	7,975	—
Long-term debt, net	94,972	146,370
Total liabilities	336,938	401,977
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of September 30, 2026, and June 30, 2026; 122,683,906 shares issued and 119,575,537 shares outstanding as of September 30, 2026, and 122,541,809 shares issued and 119,433,440 shares outstanding as of June 30, 2026.	120	119
Additional paid-in-capital	612,552	613,559
Accumulated other comprehensive loss	(1,223)	(3,513)
Accumulated deficit	(558,332)	(568,466)
Total stockholders' equity	53,117	41,699
Total liabilities and stockholders' equity	$390,055	$443,676

(a)	Includes accounts receivable from the joint venture, an equity method investment, of $7,219 and $9,900 as of September 30, 2026, and June 30, 2026, respectively. See Note 12.
(b)	Includes dividend and other receivables from the joint venture, an equity method investment, of $260 and $1,716 as of September 30, 2026, and June 30, 2026, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2026	2025
Net revenue:
Products (a)	$27,344	$37,161
Services (b)	59,179	56,781
Total net revenue	86,523	93,942
Cost of revenue:
Cost of products	22,047	29,422
Cost of services	38,392	37,509
Total cost of revenue (c)	60,439	66,931
Gross profit	26,084	27,011
Operating expenses:
Research and development (d)	7,811	11,218
Selling and marketing	8,681	11,699
General and administrative	10,319	12,596
Restructuring	383	2,811
Goodwill impairment	35,392	—
Total operating expenses	62,586	38,324
Loss from operations	(36,502)	(11,313)
Income from equity method investment, net	114	439
Interest expense	(11,828)	(8,052)
Gain on extinguishment of debt	59,563	—
IEEPA refunding financing costs	(55)	—
Loss from change in fair value of warrant liability	(707)	(1,874)
Other income (expense), net	66	(407)
Income (loss) before provision for income taxes	10,651	(21,207)
Provision for income taxes	517	471
Net income (loss)	$10,134	$(21,678)
Net income (loss) per share - basic	$0.07	$(0.18)
Net income (loss) per share - diluted	$0.07	$(0.18)
Weighted average common shares used in computing net income (loss) per share:
Basic	138,202	118,946
Diluted	139,256	118,946
Other comprehensive income (loss):
Net income (loss)	$10,134	$(21,678)
Unrealized loss from cash flow hedges, net of reclassifications	(936)	(108)
Foreign currency translation adjustment	3,226	(31)
Comprehensive income (loss)	$12,424	$(21,817)

(a)	Includes sales of products to the joint venture of $7,155 and $8,847 during the three months ended September 30, 2026 and 2025, respectively. See Note 12.
(b)	Includes sales of services to the joint venture of $6,347 and $5,515 during the three months ended September 30, 2026 and 2025, respectively. See Note 12.
(c)	Includes cost of revenue from sales to the joint venture of $8,309 and $9,545 during the three months ended September 30, 2026 and 2025, respectively. See Note 12.
(d)	Includes charge backs to the joint venture related to research and development of $260 and $359 during the three months ended September 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2026	119,433	$119	$613,559	$(3,513)	$(568,466)	$41,699
Issuance of common stock to employees	143	1	—	—	—	1
Share-based compensation	—	—	1,121	—	—	1,121
Change in fair value of modified Premium Warrants and Super Premium Warrants	—	—	(2,128)	—	—	(2,128)
Net income	—	—	—	—	10,134	10,134
Unrealized loss from cash flow hedges	—	—	—	(936)	—	(936)
Cumulative translation adjustment	—	—	—	3,226	—	3,226
Balance at September 30, 2026	119,576	$120	$612,552	$(1,223)	$(558,332)	$53,117

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

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$10,134	$(21,678)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	35,392	—
Depreciation and amortization	2,027	1,676
Share-based compensation	1,121	2,515
Amortization of debt financing costs and discount for warrants issued to lenders	4,731	1,905
Non-cash interest paid-in-kind	2,798	2,308
Loss from change in fair value of warrant liability	707	1,874
Provision for credit losses	—	685
Provision for write-down of inventories	464	1,020
Loss on disposal of property and equipment	—	160
Income from equity method investment	(114)	(439)
Net deferred gross profit on sales to the JV	108	1,081
Provision for deferred income taxes, net	(83)	(6)
Gain on extinguishment of debt	(59,563)	—
Changes in assets and liabilities:
Accounts receivable	17,889	28,288
Inventories	2,386	(16,577)
Prepaid expenses and other assets	2,129	3,497
Deferred cost of revenue	61	1,329
Accounts payable	(8,796)	9,642
Operating lease liabilities, net of operating lease right-of-use assets	(298)	99
Accrued compensation and accrued liabilities	(6,843)	(2,576)
Customer advances	(735)	(70)
Deferred revenues	(7,327)	(2,553)
Net cash (used in) provided by operating activities	(3,812)	12,180
Cash flows from investing activities
Purchases of property and equipment	(124)	(1,904)
Capitalized costs for software to be sold	(4,880)	(1,920)
Net cash used in investing activities	(5,004)	(3,824)
Cash flows from financing activities
Debt issuance costs	(845)	—
Paydown of Term Credit Facility	—	(475)
Borrowings under Revolving Credit Facility	—	2,000
Repayments under Revolving Credit Facility	—	(2,000)
Proceeds from Investor Deposit Obligation	15,000	—
Repayments under IEEPA participation agreement	(3,838)	—
Net cash provided by (used in) financing activities	10,317	(475)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	116	(87)
Net increase in cash, cash equivalents and restricted cash	1,617	7,794
Cash, cash equivalents and restricted cash at beginning of period	48,766	62,134
Cash, cash equivalents and restricted cash at end of period	$50,383	$69,928
Supplemental non-cash disclosure:
Unpaid purchase of property and equipment at end of period	$121	$561
Unpaid capitalized software costs to be sold at end of period	$—	$464
Conversion of Term Loan A Facility to Asset-Based Revolving Credit Facility	$15,000	$—
Transfers to inventory from property and equipment, net	$14	$—
Transfers from inventory to property and equipment, net	$—	$604

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2026, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2027, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2026, included in the Company’s Annual Report on Form 10-K filed with the SEC on August 27, 2026.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. These reclassifications include the presentation of certain operating expenses associated with the fiscal year 2026 restructuring plan within restructuring charges. The reclassifications had no effect on previously reported results of operations, financial position, cash flows, or earnings per share.

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

The Company expects that the business of its customers and its own business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. In addition, ongoing supply chain challenges and logistics costs, including difficulties in obtaining a sufficient supply of component materials and increased component costs, have adversely affected the Company's gross margins and net income (loss), and the Company currently expects that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistics expenses through at least fiscal year 2027, and potentially longer. In addition, the Company expects inflation and the ongoing supply chain challenges and logistics costs to impact its cash from operations through at least fiscal year 2027. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted net revenue since fiscal year 2024, and the Company expects this will continue to affect its net revenue. The extent of the ongoing impact of these macroeconomic events on the Company’s business, its markets and on global economic activity, however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time. The Company’s past results may not be indicative of its future performance, and historical trends, including conversion of backlog to revenue, income (loss) from operations, net income (loss), net income (loss) per share and cash flows may differ materially.

On February 2, 2026, the Company received a notice from the Nasdaq Listing Qualifications Department (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price for the last 30 consecutive business days, the Company was no longer in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”) which requires listed securities to maintain a minimum bid price of $1.00 per share. The notification had no immediate effect on the listing of the Company’s common stock, and its common stock continues to trade on Nasdaq under the symbol “ARAY”. Nasdaq has provided the Company with a 180 calendar days compliance period (the “Compliance Period”), or until August 3, 2026, in which to regain compliance with the Bid Price Rule. On  August 4, 2026, Nasdaq notified the Company that it had been granted an additional 180-calendar-day period, or until  February 1, 2027, to regain compliance with the Bid Price Rule. The extension was granted based on the Company’s satisfaction of the applicable requirements for continued listing, other than the bid price requirement, and the Company’s stated intention to cure the deficiency during the additional compliance period. If at any time on or before February 2, 2027, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written confirmation that the Company has regained compliance with the Bid Price Rule, subject to Nasdaq’s discretion. The Company submitted a transfer application and paid an application fee, and its common stock was transferred to The Nasdaq Capital Market effective as of the opening of business on  August 6, 2026, and continues to trade under the symbol “ARAY”. The Company intends to implement a reverse stock split to increase the per-share trading price of its common stock and assist the Company in regaining compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. On October 6, 2026, the reverse stock split was approved by the Company's stockholders. As of the filing date of this Quarterly Report on Form 10-Q, the reverse stock split has not been effected.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by geopolitical and macroeconomic conditions. Based on the balance of the Company’s cash and cash equivalents, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months from the date of issuance of these unaudited condensed consolidated financial statements. The Company, however, is unable to predict with certainty the impact that geopolitical and macroeconomic conditions, including their effect on the global supply chain, inflation and foreign currency exchange rates, will have on its ability to maintain compliance with the covenants contained in the Amended Financing Agreement (as defined in Note 8. Debt), including financial covenants regarding the consolidated fixed charge coverage ratio, consolidated leverage ratio and minimum liquidity requirements.

Failing to comply with the covenants in the Amended Financing Agreement could adversely affect the Company’s ability to finance its future operations or capital needs, withstand a future downturn in its business or the economy in general, engage in business activities, including future opportunities that may be in its interest, and plan for or react to market conditions or otherwise execute its business strategies. The Company’s ability to comply with the covenants and other terms governing the Amended Financing Agreement will depend in part on its future operating performance. In addition, because substantially all of the Company’s assets are pledged as collateral under the Amended Financing Agreement, if the Company is not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by the Company’s lenders. Failure to satisfy the covenants and other terms governing the Amended Financing Agreement in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or additional amendments to the Amended Financing Agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendments and the debt under the Amended Financing Agreement is accelerated, the Company would be required to obtain replacement financing. There can be no assurance that the Company would be able to obtain replacement financing on acceptable terms, or at all, on a timely basis. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during the three months ended September 30, 2026, compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the SEC on August 27, 2026.

Recent Accounting Pronouncements

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

Changes in the contract assets and liabilities are as follows (dollars in thousands):

			Change
	September 30, 2026	June 30, 2026	$	%
Contract Assets:
Unbilled accounts receivable – current (1)	$17,968	$11,286	6,682	59%
Interest receivable – current (2)	151	113	38	34%
Long-term accounts receivable (3)	2,468	2,745	(277)	(10%)
Interest receivable – non-current (3)	68	130	(62)	(48%)
Contract Liabilities:
Customer advances	9,578	10,401	(823)	(8%)
Deferred revenue – current	76,953	82,813	(5,860)	(7%)
Deferred revenue – non-current	24,836	28,530	(3,694)	(13%)

(1)	Included in accounts receivable on the unaudited condensed consolidated balance sheets.
(2)	Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
(3)	Included in other assets on the unaudited condensed consolidated balance sheets.

During the three months ended September 30, 2026, contract assets changed primarily due to changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. During the three months ended September 30, 2026, contract liabilities changed due to changes in the timing of revenue recognition as a result of changes in shipping timing, modifications to the transaction price, reduced customer deposits for system sales, and for which the warranty was deferred.

During the three months ended September 30, 2026, the Company recognized revenue of $30.0 million, which was included in the deferred revenue balances as of June 30, 2026. During the three months ended September 30, 2025, the Company recognized revenue of $28.0 million, which was included in the deferred revenue balances as of  June 30, 2025.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied. Service contracts that are considered cancellable are generally considered 30 to 60 day contracts and are not included in the remaining performance obligations below.

As of September 30, 2026, total remaining performance obligations amounted to $55.9 million. Of this total amount, $46.9 million is related to performance obligations for warranties, which is the estimated revenue expected to be recognized over the warranty period for systems that have been delivered (the time bands reflect management’s best estimate of the period when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations of contracts with an original expected duration of one year or less.

The following table represents the Company's expected revenue recognition based on the remaining performance obligations for warranties as of September 30, 2026 (in thousands):

	Fiscal years of revenue recognition
	2027	2028	2029	Thereafter
Warranty remaining performance obligations	$20,258	$17,570	$6,469	$2,615

The Company expects to recognize as revenue the significant majority of the additional $9.0 million of remaining performance obligations, which are primarily related to deferred training and system installations, over the next 12 months. The Company also has open system orders, upgrade sales orders, and customer credits that are excluded from the above remaining performance obligation balances primarily because they do not include substantive termination penalties at order execution and therefore do not meet the definition of a remaining performance obligation in accordance with ASC 606, Revenue from Contracts with Customers. The contract inception date in accordance with Step 1 of ASC 606 for these system and upgrade sales orders has been determined to be shortly before shipment of the system, when the customer becomes obligated to pay the non-refundable contract balance.

Capitalized Contract Costs

As of September 30, 2026 and June 30, 2026, the balance of capitalized costs to obtain a contract was $3.9 million and $4.6 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the unaudited condensed consolidated balance sheets.

Amounts related to capitalized costs to obtain a contract consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Capitalized contract additions	$72	$102
Amortization of capitalized contract costs	493	417
Impairment loss on capitalized costs	243	246

Note 3. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s balance sheets. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, are included in accounts receivable, net, and other assets on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of a customer at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new orders and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non‑payment. The Company performs an assessment each quarter of the allowance for credit losses related to its financing receivables.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	September 30, 2026	June 30, 2026
Financing receivables	$2,880	$4,762
Allowance for credit losses	—	—
Total, net	$2,880	$4,762
Reported as:
Current	$1,707	$3,508
Non-current	1,173	1,254
Total, net	$2,880	$4,762

Inventories, net

Inventories consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Raw materials	$52,315	$50,378
Work-in-process	15,976	14,758
Finished goods	77,792	81,939
Inventories, net	$146,083	$147,075

The Company's inventories on the unaudited condensed consolidated balance sheets are net of reserves.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Value added tax receivables	$4,859	$8,147
Prepaid commissions	2,674	2,904
Capitalized contract costs	1,573	1,689
Prepaid dues and subscriptions	3,843	3,410
Duty drawback receivables	4,002	4,263
IEEPA refund receivables	—	3,838
Income tax receivable	1,070	735
Debt financing costs	300	170
Derivative asset	1,077	1,697
Dividend receivable from JV	—	1,446
Other prepaid assets	4,431	2,409
Other current assets	2,513	1,075
Total prepaid and other current assets	$26,342	$31,783

Duty drawback receivables are amounts due from U.S. Customs and Border Protection under Section 301 and other customs programs. These amounts represent refunds of duties previously paid and are recorded when recovery is considered probable and estimable. These receivable amounts do not include any future refund related to previously paid tariffs under the International Emergency Economic Powers Act (“IEEPA”). Debt financing costs are related to the delayed draw term loan facility and the short-term financing costs related to the revolving credit facility included in the Financing Agreement (see Note 8. Debt, for more information).

As of June 30, 2026, the Company had recorded an IEEPA refund receivable of $3.8 million. During the quarter ended September 30, 2026, the remaining refund claims were collected and remitted to the third-party purchaser of the refund rights. Accordingly, no IEEPA refund receivable was outstanding as of September 30, 2026.

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Machinery and equipment	$50,340	$49,115
Leasehold improvements	33,924	34,173
Software	11,582	11,606
Computer and office equipment	6,408	6,537
Furniture and fixtures	1,783	1,783
Construction in progress	3,511	4,715
Total property and equipment	107,548	107,929
Less: Accumulated depreciation	(81,632)	(80,613)
Total property and equipment, net	$25,916	$27,316

Depreciation expense related to property and equipment was $1.6 million and $1.7 million during the three months ended  September 30, 2026 and 2025, respectively.

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Balance at the beginning of the period	$57,911	$57,802
Impairment	(35,392)	—
Currency translation	5	109
Balance at the end of the period	$22,524	$57,911

The Company performed its annual goodwill impairment test in the quarter ended December 31, 2025, and determined that there was no impairment to goodwill. The Company determined that a triggering event occurred due to a significant decline in its stock price, most notably in late March 2026, which resulted in a decrease in its market capitalization and as a result, on March 31, 2026, the Company performed a quantitative goodwill impairment test. The fair value of the reporting unit in the quantitative impairment test was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their respective present values, and a market approach. The quantitative impairment test determined that the fair value of its reporting unit exceeded its respective carrying amount and therefore no goodwill impairment was recorded.

During the fourth quarter of fiscal 2026, the Company’s stock price continued to decline, with the most significant deterioration occurring during the final week of the fiscal year ended  June 30, 2026. The decline in stock price further reduced the Company’s market capitalization and did not recover within a reasonable period subsequent to year-end. As a result, the Company concluded that an additional triggering event had occurred as of  June 30, 2026 and performed a second quantitative goodwill impairment test as of that date. Consistent with the  March 31, 2026 assessment, the fair value of the reporting unit was estimated using a combination of the income approach and market approach. Based on the results of the  June 30, 2026 quantitative impairment test, the estimated fair value of the reporting unit exceeded its carrying amount and, accordingly, no goodwill impairment charge was recorded. Therefore, no impairment of goodwill was identified during the fiscal year ended  June 30, 2026.

During the three months ended September 30, 2026, the Company performed an interim goodwill impairment test due to a significant increase in the carrying amount of its reporting unit resulting from the gain on extinguishment of debt recognized in connection with the Third Amendment and Securities Purchase Agreement. The increase in the carrying amount of the reporting unit was not accompanied by a corresponding increase in its estimated fair value. As a result, the carrying amount of the reporting unit exceeded its estimated fair value, and the Company recognized a non-cash goodwill impairment charge of $35.4 million during the three months ended September 30, 2026.

The Company estimated the fair value of its reporting unit using a combination of the income and market approaches, consistent with the methodologies used in prior periods.

Following recognition of the impairment charge, the carrying amount of goodwill was $22.5 million as of September 30, 2026. Subsequent decreases in the estimated fair value of the reporting unit or increases in its carrying amount could result in additional goodwill impairment charges in future periods.

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Capitalized software costs to be sold, net of accumulated amortization of $1.6 million and $1.2 million as of September 30, 2026 and June 30, 2026, respectively	$18,355	$13,888
Capitalized contract costs	2,328	2,955
Long-term accounts receivable	2,468	2,745
Deferred tax asset	441	427
Debt financing costs	2,299	499
Duty drawback receivables	5,180	3,611
Other long-term assets	5,752	6,478
Total other assets	$36,823	$30,603

Amortization expense for capitalized software costs to be sold was $0.4 million during the three months ended September 30, 2026, and there was no amortization expense for capitalized software costs to be sold during the three months ended September 30, 2025. Amortization expense is recorded in cost of revenue in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no amounts written down to net realizable value for the capitalized software costs to be sold during the three months ended September 30, 2026 and 2025. The Company did not identify any triggering events that would indicate a potential impairment of its definite-lived intangible and long-lived assets as of September 30, 2026.

Debt financing costs are primarily related to the Securities Purchase Agreement, dated July 29, 2026, by and among the Company and certain investors of the Company (the “Securities Purchase Agreement”), including the July 2026 Penny Warrants issued, that were recorded in Other Assets as of September 30, 2026 until the Securities Purchase Agreement is effective upon closing, as well as related to converting the Revolving Credit Facility to an Asset-Based Revolving Credit Facility as executed in the Third Amendment (see Note 8. Debt, for more information).

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Value added tax liabilities	$5,633	$8,860
Refunds due to customers	4,154	4,465
Accrued royalties	3,206	3,312
Accrued consulting	1,707	2,409
Interest payable	1,262	1,396
Income tax payable	386	331
Payable to purchaser of IEEPA refund rights	—	3,838
Other liabilities	6,896	7,624
Total other accrued liabilities	$23,244	$32,235

As of June 30, 2026, the Company had recorded a payable to the purchaser of IEEPA refund rights of $3.8 million related to estimated refund claims not yet received. During the quarter ended September 30, 2026, the remaining refund claims were collected and remitted to the third-party purchaser of the refund rights. Accordingly, no IEEPA refund receivable was outstanding as of September 30, 2026.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss are excluded from earnings and reported as a component of stockholders’ equity. The unrealized gains or losses on cash flow hedge instruments result from changes in the Company’s cash flow hedging arrangements. The cumulative foreign currency translation adjustment results from those subsidiaries not using the U.S. Dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated to the U.S. Dollar at the current exchange rates at the end of each period. Revenues and expenses are translated at average exchange rates in effect during the period.

The components of accumulated other comprehensive loss in the stockholders' equity section of the Company’s unaudited condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2026	June 30, 2026
Cumulative foreign currency translation adjustment	$(3,231)	$(6,457)
Cumulative unrealized gain on cash flow hedge instruments, net of reclassifications	667	1,603
Defined benefit pension obligation	1,341	1,341
Accumulated other comprehensive loss	$(1,223)	$(3,513)

Statements of Operations

Interest expense consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Contractual interest coupon	$3,838	$3,555
Non-cash paid-in-kind interest	2,798	2,308
Amortization for financing costs and discount for warrants issued to lenders	4,731	1,905
Other	461	284
Total interest expense	$11,828	$8,052

Other income (expense), net, consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Interest income	$131	$272
Foreign currency exchange gain (loss)	196	(195)
Costs for hedging activities	(442)	(336)
Other, net	181	(148)
Total other income (expense), net	$66	$(407)

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

The following table provides information related to the Company’s operating leases (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Operating lease costs (1)	$2,025	$2,302
Short-term operating lease costs	77	91
Cash paid for amounts included in the measurement of lease liabilities	2,238	2,111

(1)	Excludes expenses related to short-term lease operating costs.

Operating lease right-of-use assets and operating lease liabilities consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Operating lease right-of-use assets
Balance at the beginning of period	$27,512	$33,115
Lease assets added, net	3	495
Lease impairments	—	(848)
Amortization for the period	(1,384)	(5,250)
Balance at the end of period	$26,131	$27,512
Operating lease liabilities
Balance at the beginning of period	$36,004	$39,857
Lease liabilities added, net	(97)	333
Repayment and interest accretion	(1,605)	(4,186)
Balance at the end of period	$34,302	$36,004

Current portion of operating lease liabilities	$7,849	$8,236
Non-current portion of operating lease liabilities	26,453	27,768

Maturities of operating lease liabilities as of September 30, 2026, are presented in the table below (dollars in thousands):

Amount
2027 (remaining nine months)	$6,136
2028	6,968
2029	5,353
2030	4,945
2031	5,343
Thereafter	20,264
Total operating lease payments	49,009
Less: imputed interest	(14,707)
Present value of operating lease liabilities	$34,302

The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	September 30, 2026	June 30, 2026
Weighted average remaining lease term (in years)	7.4	7.5
Weighted average discount rate	10.5%	10.5%

Note 5. Derivative Financial Instruments

The Company measures all derivatives at fair value on the unaudited condensed consolidated balance sheets. The accounting for gains and losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting are as follows (in thousands):

		September 30, 2026	June 30, 2026
	Balance sheet location	Fair Value
Derivative Assets Designated as Hedges
Foreign currency exchange contracts	Other current and prepaid assets	$1,021	$1,652
Foreign currency exchange contracts	Other assets	14	22
Total asset derivatives		$1,035	$1,674
Derivative Liabilities Designated as Hedges
Foreign currency exchange contracts	Accrued liabilities	$169	$16
Foreign currency exchange contracts	Long-term other liabilities	199	55
Total liability derivatives		$368	$71

As of September 30, 2026, and June 30, 2026, the fair value of the Company's derivatives not designated as hedging instruments were not material. The Company records its derivative financial instruments on a gross basis within the unaudited condensed consolidated balance sheets.

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

The Company formally documents relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific foreign currency asset, liability or forecasted transaction being hedged; the nature of the risk being hedged; the hedge objective; and the method of assessing hedge effectiveness. If an anticipated transaction is deemed no longer likely to occur, the corresponding derivative instrument is de-designated as a hedge and any associated unrealized gains and losses in accumulated other comprehensive loss are recognized in income or expense at that time. Any future changes in the fair value of the instrument are recognized in current income or expense. The Company is required to maintain a minimum cash collateral balance of $2.0 million for its outstanding cash flow hedge derivatives to fund the anticipated settlement of its open positions. As of September 30, 2026, the Company has $2.0 million in cash collateral for its cash flow hedge derivatives recorded in long-term restricted cash on the unaudited condensed consolidated balance sheets.

The notional amount of the Company's foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges (in thousands):

	September 30, 2026	June 30, 2026
Euro	$31,949	$30,718
Japanese Yen	26,343	24,650
Total	$58,292	$55,368

The amount of the gains and losses on derivative instruments designated as cash flow hedges and the classification of those gains and losses within the unaudited condensed consolidated financial statements were as follows (in thousands):

	Foreign currency exchange contracts
	Three Months Ended
	September 30,
	2026	2025
Loss recognized in accumulated other comprehensive loss	$(475)	$(108)
Amount of (gain) reclassified from accumulated other comprehensive loss to net income (loss)	(461)	—
Total	$(936)	$(108)

Gains and losses reclassified from accumulated other comprehensive loss are recorded in other income and expense on the Company's statement of operations and comprehensive loss. During the three months ended  September 30, 2026, the gains and losses recognized due to the de-designation of cash flow hedge contracts were not significant. As of September 30, 2026, the amount that will be reclassified from accumulated other comprehensive loss to earnings within the next twelve months is $0.9 million. As of September 30, 2026, outstanding cash flow hedges will mature within the next eighteen months.

Balance Sheet Hedging Arrangements

The Company uses foreign currency forward contracts designated as balance sheet hedges with approved financial institutions to manage its exposure to fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated cash, customer receivables and liabilities. These balance sheet hedging arrangements are not designated as hedging instruments for accounting purposes. The periods of these balance sheet hedges range up to approximately three months and the notional amounts are intended to be consistent with changes in the underlying exposures.

The notional amount of the Company's outstanding balance sheet hedge contracts consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Swiss Franc	$21,712	$32,485
Japanese Yen	3,844	2,182
Euro	11,434	12,279
Indian Rupee	1,602	1,488
Chinese Yuan	4,107	5,925
Korean Won	1,784	1,470
Canadian Dollar	—	1,059
Total outstanding balance sheet hedge contracts	$44,483	$56,888

Gains or losses on derivative financial instruments

Gains and losses on the Company's balance sheet and cash flow hedges are recorded in other income (expense), net, on the Company's unaudited condensed consolidated statements of operations and comprehensive income (loss). The following table provides information about the gain or loss associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Foreign currency exchange (loss) gain on balance sheet hedges	$(1,014)	$99
Foreign currency exchange gain on cash flow hedges	300	95
Total	$(714)	$194

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

Items Measured at Fair Value on a Recurring Basis

Warrant Liabilities

The Penny Warrants (as defined in Note 10) are accounted for as a liability with the changes in fair value of the warrants recognized in the statement of operations and comprehensive income (loss). The estimated fair value of the Penny Warrants liabilities represent Level 2 measurements because the fair value of the warrant is being implied based on market trades of the Company's stock.

The following table shows the changes in fair value of the Penny Warrants:

	September 30, 2026	June 30, 2026
Balance at the beginning of the period	$2,427	$8,497
Issuance of Penny Warrants on December 15, 2025	—	1,820
Issuance of Penny Warrants on May 18, 2026	—	479
Issuance of Penny Warrants on July 29, 2026	3,355	—
Loss (gain) from change in fair value of warrant liability	707	(8,369)
Balance at the end of the period	$6,489	$2,427

Other Fair Value Disclosures

The Company's open foreign currency forward contracts designated as cash flow hedges and balance sheet hedges are measured on a recurring basis using Level 2 based upon observable inputs. The fair value of the Company's cash flow hedges was $0.9 million and $1.6 million as of  September 30, 2026 and  June 30, 2026, respectively. As of  September 30, 2026 and  June 30, 2026, the fair value of the Company's foreign currency forward contracts designated as balance sheet hedges were not material.

The fair value of the Company's convertible debt resulting from the July 29, 2026 Recapitalization Transaction is classified in the level 2 hierarchy. See Note 8. Debt for further details.

Note 7. Commitments and Contingencies

Litigation

From time to time, the Company is involved in legal proceedings, including claims, investigations, and inquiries, arising in the ordinary course of its business. The Company records a provision for a loss when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, the Company will either disclose the estimated additional loss or state that such an estimate cannot be made. Currently, management believes the Company does not have any probable and reasonably estimable material losses related to any current legal proceedings and claims. Although occasional adverse decisions or settlements may occur, management does not believe that an adverse determination with respect to any of these claims would individually, or in the aggregate, materially and adversely affect the Company’s financial condition or operating results. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2026.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers, agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third-party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2026.

Guarantees

As of September 30, 2026, and June 30, 2026, the Company had various bank guarantees totaling $1.9 million in both periods, primarily related to bidding processes with customers.

Royalty Agreement

The Company enters into software license agreements with third parties that require royalty payments for each license used. In connection with such agreements, the Company records royalty costs in cost of revenue or deferred cost of revenue. The Company had approximately $3.2 million and $3.3 million in accrued royalty payments as of September 30, 2026, and June 30, 2026, respectively, related to royalty agreements. The following table provides information about the Company’s royalty expense and royalty payments (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Royalty expense	$217	$328
Royalty payments	322	378

Restructuring

In fiscal year 2026, the Company implemented a restructuring plan (“FY26 Restructuring Plan”). The FY26 Restructuring Plan included the elimination of approximately 3% of the global workforce during the three months ended September 30, 2025, and the elimination of approximately 15% of the global workforce during the three months ended December 31, 2025. Certain employees notified during the three months ended December 31, 2025, had various termination dates during the quarterly periods ended March 31, 2026, and June 30, 2026. Restructuring charges also include third-party implementation and other costs that were directly tied to the execution of the FY26 Restructuring Plan and asset impairments for certain operating lease right-of-use assets and capitalized assets as a result of the FY26 Restructuring Plan.

The following table summarizes the restructuring charges (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Severance and employee related costs	$261	$1,511
Third-party implementation and other costs	122	1,300
Total restructuring charges	$383	$2,811

The following table summarizes the restructuring charge liability (in thousands):

	Severance and employee related costs	Third-party implementation and other costs	Total
Restructuring liability at June 30, 2026	$2,315	$132	$2,447
Restructuring charges	261	122	383
Cash payments	(1,631)	(212)	(1,843)
Non-cash items	—	12	12
Restructuring liability at September 30, 2026	$945	$54	$999

The restructuring activities associated with the FY26 Restructuring Plan were substantially completed as of September  30, 2026.

Recapitalization Transaction- Investor Deposit and Closing Contingencies

On July 29, 2026, the Company entered into the Securities Purchase Agreement (as defined below), pursuant to which the Company agreed to sell 55,000 shares of the Company’s Series A Convertible Preferred Stock for an aggregate purchase price of $55.0 million. The aggregate purchase price will be paid in the form of (i) $15.0 million in cash, which was funded on the date the parties entered into the Securities Purchase Agreement, and (ii) the conversion of $40.0 million of existing indebtedness under the Financing Agreement (See Note 8. Debt, for more information). Issuance of the Series A Convertible Preferred Stock is subject to applicable closing conditions, including requisite stockholder approvals relating to the issuance of the securities contemplated by the Securities Purchase Agreement and approval and implementation of the reverse stock split.

If the Securities Purchase Agreement does not close and is terminated in accordance with its terms, the $15.0 million cash investment becomes a secured obligation under the Amended Financing Agreement, together with an additional $15.0 million non-approval fee, resulting in an aggregate contingent secured obligation of $30.0 million. As of September 30, 2026, management assessed the likelihood of the conditions that would trigger the non-approval fee, including failure to obtain the requisite stockholder approvals. Based on that assessment, management concluded that the accounting effect attributable to the contingent fee was immaterial, and no material amount was recognized for the non-approval fee.

On October 6, 2026, stockholders approved the requisite transaction proposals, including the issuance of the securities contemplated by the Securities Purchase Agreement, the increase in authorized common shares, and the reverse stock split. Such stockholder approval did not, by itself, constitute completion of the transaction. The closing remains subject to (i) implementation and effectiveness of the reverse stock split, (ii) filing of the Certificate of Designations, (iii) exchange of the required closing deliverables and (iv) satisfaction of other customary closing conditions.

Note 8. Debt

The Company's net carrying value of outstanding debt as of September 30, 2026, and June 30, 2026, is as follows (in thousands):

	September 30, 2026	June 30, 2026
Term Loan A Facility	$13,630	$—
Convertible Term Loan B Facility	59,000	—
Term Loan Facility	—	125,929
Asset-Based Revolving Credit Facility	20,475	—
Revolving Credit Facility	—	5,241
Convertible Delayed Draw Facility	8,567	—
Delayed Draw Facility	—	16,700
Total Debt	$101,672	$147,870

A summary of interest expense on the Company’s outstanding debt is as follows (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Contractual interest coupon	$3,838	$3,555
Non-cash paid-in-kind interest	2,798	2,308
Amortization of debt financing costs and discount for warrants issued to lenders	4,731	1,905
Total debt related interest expense	11,367	7,768
Other non-debt-related interest	461	284
Total interest expense	$11,828	$8,052

A summary of weighted average effective interest rate on the Company's debt is as follows:

	September 30, 2026	June 30, 2026
Term Loan Facility	23.4%	24.8%
Convertible Senior Notes due June 1, 2026	—	4.4%
Delayed Draw Facility	17.5%	19.9%
Revolving Credit Facility	21.1%	20.6%
Asset-Based Revolving Credit Facility	17.4%	—

The weighted average effective interest rate includes coupon interest rates, paid-in-kind interest, the amortization of debt financing costs, and the amortization of the discount for warrants issued to lenders.

Financing Agreement

On June 6, 2025, the Company entered into a new five-year senior secured credit agreement, due June 6, 2030 (the “Financing Agreement”) by and among the Company, as borrower (the “Borrower”), TCW Asset Management Company LLC (“TCW”), as collateral agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Collateral Agent”) and as administrative agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent," and together with the Collateral Agent, each an “Agent” and collectively, the “Agents”), and certain other parties signatory thereto. TCW is considered a related party due to its relationship with the Company as a beneficial owner of more than 5% of the Company’s common stock. The Financing Agreement provides for a $150 million term loan (the “Term Loan Facility”), a $20 million delayed draw term loan facility (the “Delayed Draw Facility”), and a $20 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility and Delayed Draw Facility, the “Facilities”). The Financing Agreement contains restrictions and covenants applicable to the Company and its subsidiaries. The Company paid $13.1 million in debt financing fees (including a $5.4 million Original Issue Discount Fee). The debt financing fees will be amortized using the effective interest rate method over the life of the Term Loan Facility as interest expense.

In December 2025, the Company entered into amendments to the Financing Agreement. The first amendment to the Financing Agreement ("First Amendment") provided for the inclusion of certain restricted cash balances in the liquidity covenant in the Financing Agreement. The second amendment to the Financing Agreement ("Second Amendment") provided for (i) removal of the leverage condition the Company must meet to draw down on the Delayed Draw Facility; (ii) reduction of the capacity of the Delayed Draw Facility to $18.3 million; and (iii) the delay of the commencement of the requirement for the Company to meet the fixed charge coverage ratio and leverage ratio to December 31, 2026. In addition, the Company agreed to pay an additional $2.4 million in fees and amounts available to be drawn under the Revolving Credit Facility were reduced to $15.0 million through December 31, 2026.

In  May 2026, the Company borrowed an aggregate principal amount of $18.3 million under the Delayed Draw Facility. The Company agreed to pay an additional $0.3 million in fees to fund the Delayed Draw Facility.

Recapitalization Transaction

On July 29, 2026, the Company entered into Amendment No. 3 to the Financing Agreement (the “Third Amendment” and together with the Financing Agreement, the First Amendment and the Second Amendment, the "Amended Financing Agreement") and concurrently, entered into the Securities Purchase Agreement (collectively, the “Recapitalization Transaction”) with certain existing investors as described below. The Third Amendment modified the Company’s existing debt arrangements, including converting the Revolving Credit Facility to an asset-based revolving credit facility (the “Asset-Based Revolving Credit Facility”), modifying certain financial covenants, including minimum liquidity requirements, and providing a covenant holiday through December 31, 2027 with respect to certain financial covenants. The Third Amendment converted $15.0 million of the existing Term Loan A (as defined in the Financing Agreement) principal into an Asset-Based Revolving Credit Facility with the same lender and increased the revolving credit commitment from $15.0 million to $30.0 million. The Company accounted for this change as a separate unit of account and as a debt modification under ASC 470-50, Debt-Modification and Extinguishments, with no gain or loss recognized. The Third Amendment also provides for an additional $5.0 million delayed draw term loan commitment, subject to specified conditions.

The Securities Purchase Agreement entered into on July 29, 2026 provides for the issuance of $55.0 million of Series A Convertible Preferred Stock paid in the form of (i) $15.0 million in cash, which was funded on the date the parties entered into the Securities Purchase Agreement, and (ii) the conversion of $40.0 million of existing indebtedness under the Financing Agreement. If the Securities Purchase Agreement does not close and is terminated in accordance with its terms, the $15.0 million cash investment becomes a secured obligation under the Financing Agreement, together with an additional $15.0 million non-approval fee, resulting in an aggregate contingent secured obligation of $30.0 million. In connection with entering into the Securities Purchase Agreement on July 29, 2026, the Company issued the July 2026 Penny Warrants (as defined below) to the investors party thereto. The Securities Purchase Agreement provides that, upon closing, the previously issued and outstanding June 2025 Premium Warrants, December 2025 Premium Warrants, December 2025 Super Premium Warrants,  May 2026 Premium Warrants and May 2026 Super Premium Warrants (each as defined below) will automatically be cancelled and extinguished. As of September 30, 2026, the issuance of the Series A Convertible Preferred Stock, the conversion of the $40.0 million of existing indebtedness into Series A Convertible Preferred Stock, and cancellation of the amended Premium and Super Premium Warrants remained subject to the applicable closing conditions, including implementation of the reverse stock split.

The Company concluded that the Recapitalization Transaction added a substantive contingent conversion feature to Term Loan B (as defined in the Financing Agreement) and the outstanding Delayed Draw Term Loan and, accordingly, accounted for the changes as an extinguishment of the existing debt on July 29, 2026 under ASC 470-50. The Company recognized a gain on extinguishment of $59.6 million, presented separately in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The gain reflected the derecognition of the existing Term Loan B and outstanding Delayed Draw Term Loan, including the write-off of $9.3 million of unamortized debt discounts and debt offering costs and $22.0 million of unamortized debt discounts attributable to previously issued warrants; the initial recognition of the replacement Convertible Term Loan B Facility and outstanding borrowings under the Convertible Delayed Draw Facility at their July 29, 2026 fair values; and the accounting effects of the related warrant amendments providing for cancellation upon closing.

The Company also recorded the fair value of the obligation associated with the $15.0 million cash investment received in exchange for its contingent obligation to issue 15,000 shares of Series A Convertible Preferred Stock at a purchase price of $1,000 per share and with a liquidation preference based on the accreted value or the as-converted to common stock value (the "Convertible Investor Deposit Obligation"). If the Securities Purchase Agreement does not close and is terminated in accordance with its terms, the $15.0 million cash investment becomes a secured obligation under the Amended Financing Agreement, together with an additional $15.0 million non-approval fee, resulting in an aggregate contingent secured obligation of $30.0 million. As of September 30, 2026, management assessed the likelihood of the conditions that would trigger the non-approval fee, including failure to obtain the requisite stockholder approvals. Based on that assessment, management concluded that the accounting effect attributable to the contingent fee was immaterial, and no material amount was recognized for the fee. The fair value adjustment associated with the Convertible Investor Deposit Obligation was also included in the gain on extinguishment of debt calculation.

The fair values of the Convertible Term Loan B Facility, Convertible Delayed Draw Facility and Convertible Investor Deposit Obligation at July 29, 2026 were $54.3 million, $7.9 million and $8.0 million, respectively, which approximates their fair values as of September 30, 2026.

On October 6, 2026, the Company’s stockholders approved the proposals required to consummate the transactions contemplated by the Securities Purchase Agreement, including the issuance of the Series A Convertible Preferred Stock, the increase in the number of authorized shares of common stock, and the reverse stock split contemplated in connection with the transaction, with the related actions to become effective at closing.

The Company’s obligations under the Amended Financing Agreement are secured by first-priority liens on substantially all assets of the Company and certain of its direct and indirect subsidiaries, subject to certain exceptions.

The Amended Financing Agreement contains restrictions and covenants applicable to the Company and its subsidiaries. Among other requirements, the Company  may not permit (i) the total leverage ratio (as defined in the Amended Financing Agreement) to be greater than a certain specified ratio for each fiscal quarter during the term of the Amended Financing Agreement, (ii) the fixed charge coverage ratio (as defined in the Amended Financing Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the Amended Financing Agreement or (iii) liquidity (as defined in the Amended Financing Agreement) to be less than a certain specified threshold for each month during the term of the Amended Financing Agreement. As of  June 30, 2026, the Company was not in compliance with the minimum liquidity covenant contained in the Amended Financing Agreement. As noted above, on  July 29, 2026, the Company entered into the Third Amendment, pursuant to which the lenders waived such default and modified certain financial covenants, including the minimum liquidity requirement.

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

In connection with entering into the Financing Agreement, the Second Amendment, the Third Amendment as well as upon drawing upon the Delayed Draw Facility, the Company issued detachable warrants to purchase the Company’s common stock to certain of its lenders under the Amended Financing Agreement.

The Company was in compliance with its covenants and other requirements of the Amended Financing Agreement as of September 30, 2026.

Warrants

On June 6, 2025, concurrently with its entry into the Financing Agreement, the Company issued detachable warrants to purchase the Company’s common stock to certain of its lenders (the “Warrant Holders”) under the Financing Agreement. The Warrant Holders were issued warrants to purchase (i) 17,180,710 shares of common stock with an exercise price of $1.68 per share, exercisable on and after December 7, 2025 and expiring on June 6, 2032 (the “June 2025 Premium Warrants”) and (ii) 6,247,531 shares of common stock with an exercise price of $0.01 per share, which are exercisable immediately and expire  June 6, 2032 (the “June 2025 Penny Warrants”).

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

On  May 18, 2026, the Company accessed the Delayed Draw Facility and issued detachable warrants to purchase the Company’s common stock to the Warrant Holders. The Warrant Holders were issued warrants to purchase (i) 2,990,010 shares of common stock with an exercise price of $1.50 per share, exercisable on and after  November 19, 2026 and expiring on  May 18, 2033 (the  “May 2026 Super Premium Warrants”), (ii) 2,135,721 shares of common stock with an exercise price of $1.25 per share, exercisable on and after  November 19, 2026 and expiring on  May 18, 2033 (the  “May 2026 Premium Warrants”), and (iii) 1,708,577 shares of common stock with an exercise price of $0.01 per share, which are exercisable immediately and expire on  May 18, 2033 (the  “May 2026 Penny Warrants”). The  June 2025 Premium Warrants,  June 2025 Penny Warrants, the  December 2025 Super Premium Warrants, the  December 2025 Premium Warrants, the  December 2025 Penny Warrants, the  May 2026 Super Premium Warrants, the  May 2026 Premium Warrants and the  May 2026 Penny Warrants are collectively referred to as the “Warrants.” At the issuance date, the  May 2026 Super Premium Warrants and  May 2026 Premium Warrants were valued at $0.7 million in aggregate.

On July 29, 2026, in connection with entering into the Recapitalization Transaction, the Company issued to investors party to the Securities Purchase Agreement warrants (the “July 2026 Penny Warrants”) to purchase up to an aggregate of 15,253,473 shares of common stock, at an exercise price of $0.01 per share of common stock. The warrants are exercisable for a period of 7 years after the date of issuance. The Securities Purchase Agreement provides that, upon closing, the previously issued and outstanding June 2025 Premium Warrants, December 2025 Premium Warrants, December 2025 Super Premium Warrants, May 2026 Premium Warrants and May 2026 Super Premium Warrants will automatically be cancelled and extinguished.

On October 6, 2026, the Company’s stockholders approved the proposals required to consummate the transactions contemplated by the Securities Purchase Agreement, including the issuance of Series A Convertible Preferred Stock thereunder, the increase in the number of authorized shares of common stock, and the reverse stock split contemplated in connection with the transaction. The transaction has not closed, and the cancellation of the June 2025 Premium Warrants, the December 2025 Premium Warrants and the December 2025 Super Premium Warrants has not occurred.

As of  September 30, 2026, no warrants have been exercised.

Note 9. Stock Incentive Plans

The following table presents details of share-based compensation expenses, by functional line item, noted within the Company's unaudited condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Cost of revenue – products	$25	$180
Cost of revenue – services	101	190
Research and development	(4)	351
Selling and marketing	201	509
General and administrative	798	1,285
Total share-based compensation	$1,121	$2,515

In November 2025, the Company’s stockholders approved the 2026 Equity Incentive Plan (the "2026 Plan") whereby a maximum of 3,896,000 shares of common stock were reserved for issuance, plus the shares remaining in the share reserve under the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) immediately before the effective date of the 2026 Plan and shares subject to outstanding awards granted under the 2016 Plan that would be added to the 2026 Plan on or after the effective date of the 2026 Plan.

Note 10. Net Income (Loss) Per Common Share

Basic earnings per share is computed based on the weighted average number of shares of common stock and Penny Warrants (as defined below) outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding share awards. Potentially dilutive shares of the Company’s common stock are excluded from the computation of diluted net loss per share for loss periods presented because including them would have been anti-dilutive. Diluted earnings per share is the same as basic earnings per share for the periods in which the Company had a net loss because the inclusion of potentially dilutive securities would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows (in thousands, except for per share amounts):

	Three Months Ended
	September 30,
	2026	2025
Numerator:
Net income (loss)	$10,134	$(21,678)
Denominator:
Weighted average shares outstanding - basic	138,202	118,946
Dilutive effect of potential common shares	1,054	—
Weighted average shares outstanding - diluted	139,256	118,946
Basic net income (loss) per share	$0.07	$(0.18)
Diluted net income (loss) per share	$0.07	$(0.18)
Anti-dilutive share-based awards, excluded	12,932	10,765
Anti-dilutive warrants, excluded	27,557	17,181

Warrants Issued in Connection with the Long-term Debt

The Company has issued warrants to the lenders of its long-term debt (See Note 8. Debt, for more information). Accounting guidance dictates that shares issuable for little or no cash consideration upon the satisfaction of certain conditions shall be considered outstanding common shares and included in the computation of basic earnings per share. The June 2025 Penny Warrants, December 2025 Penny Warrants, May 2026 Penny Warrants, and July 2026 Penny Warrants (collectively, the "Penny Warrants") are considered shares issuable for little or no cash consideration upon the satisfaction of certain conditions and are considered outstanding common shares to be included in the computation of basic and diluted earnings per share. Approximately 20.3 million Penny Warrant shares are included in the weighted average shares to calculate basic and diluted earnings per share during the three months ended September 30, 2026. As of  September 30, 2026, no warrants have been exercised.

Note 11. Segment Information

The Company has one operating and reporting segment (oncology systems group), which develops, manufactures and markets proprietary medical devices used in radiation therapy for the treatment of cancer patients. The Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), assesses financial performance by reviewing a reporting package based on consolidated results of the Company when making decisions about allocating resources and assessing performance. The CODM evaluates performance based on net revenues, gross profit, and operating income which are consistent with what is reported in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Significant segment expenses regularly provided to the CODM are consolidated research and development expenses, selling and marketing, and general and administrative expenses as reported on the consolidated financial statements. In addition, the CODM regularly reviews the budget and forecast-to-actual variances to evaluate performance and to make decisions about allocating capital and other resources. The Company does not assess the performance of its individual product lines on measures of profit or loss, or asset-based metrics. Therefore, the information below is presented only for revenues and long‑lived tangible assets by geographic areas.

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

The following summarizes net revenue by geographic region (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Americas	$15,713	$24,926
EIMEA	37,230	34,272
China	13,462	15,229
Japan	9,146	9,308
Asia Pacific	10,972	10,207
Total	$86,523	$93,942

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived assets, which consist of property, plant and equipment, net, and operating lease right-of-use assets, are as follows (in thousands):

	September 30, 2026	June 30, 2026
Americas	$43,465	$45,389
EIMEA	6,661	7,354
China	1,236	1,256
Japan	382	480
Asia Pacific	303	349
Total	$52,047	$54,828

The long-lived assets in the Americas region are located in the United States as of September 30, 2026, and June 30, 2026.

Note 12. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. As of September 30, 2026, the Company owned a 49% interest in the JV, which is reported as an investment in joint venture on the Company’s unaudited condensed consolidated balance sheets.

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

The following table shows the reconciliation between the carrying value of the Company's investment in the JV and its proportional share of the underlying equity in net assets of the JV (in thousands):

	September 30, 2026	June 30, 2026
Carrying value of investment in joint venture	$5,311	$5,024
Deferred intra-entity gross profit	17,574	17,466
Dividend declared	—	1,446
Equity method goodwill	(4,720)	(4,720)
Proportional share of equity investment in joint venture	$18,165	$19,216

As of September 30, 2026, and June 30, 2026, the Company’s carrying value of the investment in the JV for the Company's proportional share of the JV's currency translation adjustment was increased by $0.6 million and $0.3 million, respectively. In June 2026, the JV declared a $1.4 million dividend to the Company which was paid in July 2026. There were no dividends declared as of September 30, 2026.

Summarized financial information of the JV is as follows (in thousands):

	Three Months Ended
	June 30,
Statement of Operations Data:	2026	2025
Revenue	$24,408	$19,786
Gross profit	4,773	5,580
Net income	232	888
Net income attributable to the Company	114	439

Summarized Balance Sheet Data:	As of June 30, 2026	As of June 30, 2025
Assets:
Current assets	$181,601	$189,755
Non-current assets	16,273	15,529
Total assets	$197,874	$205,284
Liabilities and Stockholders' Equity:
Current liabilities	$157,676	$167,514
Non-current liabilities	3,126	1,297
Stockholders' equity	37,072	36,473
Total liabilities and stockholders' equity	$197,874	$205,284

The following table shows the activity of the Company’s net revenue recognized from intra-entity gross profit from sales (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Deferred gross profit recognized on sales to the JV	$(1,156)	$(570)
Deferred gross profit on sales to the JV	1,264	1,651
Net deferred (recognized) gross profit on sales to the JV (1)	$108	$1,081

(1)

Profits are deferred by the Company from the JV and are eliminated through cost of goods sold until it is realized. When profits are realized they are credited through cost of goods sold. Profits are considered realized when the inventory has been sold through to third parties.

Note 13. Income Tax

The following summarizes the provision for income taxes (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Provision for income taxes	$517	$471

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company's income tax expense during the three months ended September 30, 2026 and 2025, was primarily related to foreign taxes.

In connection with the July 2026 debt recapitalization, the Company recognized a gain on debt extinguishment for financial reporting purposes that may result in differences between the book and tax basis of the debt. These differences could give rise to deferred tax liabilities. The Company maintains a full valuation allowance against its U.S. deferred tax assets, and any resulting deferred tax liabilities could affect income tax expense depending on the availability of tax attributes and applicable limitations under Section 382 of the Internal Revenue Code.

On July 4, 2025, new federal tax legislation was enacted, introducing significant changes to U.S. corporate income tax law. Key provisions include the optional expensing of domestic research and development costs under Section 174, modifications to business interest deductions under Section 163(j), and changes to international tax rules such as GILTI. Some provisions are effective retroactively to January 1, 2025, while others phase in through 2027. Due to the full valuation allowance maintained against the Company’s U.S. deferred tax assets, the enactment of this legislation did not have a material impact on the Company’s income tax provision for the quarter ended September 30, 2026. Any required updates to deferred tax balances or related disclosures will be reflected in the Company’s annual financial statements, as applicable. At June 30, 2026, the Company’s gross unrecognized tax benefits were $22.8 million, of which $21.8 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly during fiscal year 2027. Interest and penalties accrued on unrecognized tax benefits are recorded as a component of income tax expense.

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

In consideration for the services to be provided to the Company, Dedication Capital and Mr. Mayer will receive (i) a base consulting fee of $600,000 per year, (ii) a cash incentive award for fiscal year 2026 and the first 3 ½ months of fiscal 2027 totaling up to $750,000, where $375,000 is guaranteed, and (iii) equity awards granted to Mr. Mayer consisting of (a) 1.25 million restricted stock awards (“RSAs”) with a grant date fair value of $1.5 million and (b) 1.25 million performance-based stock awards (“PRSAs”) with a grant date fair value of $0.9 million. The RSAs will vest one year from the grant date and no later than November 28, 2026, and the PRSAs will be eligible to vest based on the Company’s stock price performance over an approximately six-year performance period ending on September 30, 2031.

On April 1, 2026, the Company amended the Agreement (the “Amended Agreement”). The Amended Agreement reduced the following by fifty percent: (1) the base consulting fee for the period of March 31, 2026 through October 31, 2026, (2) the minimum amount payable under the guaranteed cash incentive award for the period ended June 30, 2026, and (3) the minimum guaranteed mid-year cash incentive award for the period ended September 30, 2026. In addition, the Company accelerated 0.9 million of the RSAs to vest on April 1, 2026, and the remaining shares vested on October 31, 2026.

The Company recorded $0.1 million for consulting fees and the incentive target bonus for services provided by Dedication Capital and Mr. Mayer during the three months ended September 30, 2026. The Company recorded $0.3 million in stock compensation expense during the three months ended September 30, 2026, for the RSAs and PRSAs. The Company includes the consulting fees and incentive target bonus paid or payable to Dedication Capital and Mr. Mayer in restructuring expenses as these expenses are directly tied to the execution of the FY26 Restructuring Plan (as defined in Note 7). The Company includes expenses for the RSAs and PRSAs in stock-based compensation expenses.

  Financing Agreement

TCW (as defined in Note 8) is considered a related party due to its beneficial ownership of more than 5% of the Company's outstanding common stock. The Company is party to a Financing Agreement with TCW, acting as collateral agent and administrative agent for the lenders. See Note 8, Debt, for additional information regarding the Financing Agreement and related amendments. Affiliates of TCW are also investors party to the Securities Purchase Agreement and, on July 29, 2026, received July 2026 Penny Warrants to purchase 15,253,473 shares of common stock. Affiliates of TCW funded the full $15.0 million cash investment and hold the full $40.0 million of indebtedness to be exchanged for Series A Convertible Preferred Stock.

  Note 15. Subsequent Events

On October 6, 2026, the Company’s stockholders approved the proposals required to consummate the transactions contemplated by the Securities Purchase Agreement, including the issuance of securities thereunder, the increase in the number of authorized shares of common stock, and the reverse stock split. Stockholder approval did not, by itself, result in the closing of the transaction. The closing remains subject to (i) implementation and effectiveness of the reverse stock split, (ii) filing of the Certificate of Designations, (iii) exchange of the required closing deliverables and (iv) satisfaction of other customary closing conditions.

As of the date these unaudited condensed consolidated financial statements were issued, the Securities Purchase Agreement has not closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2026, and results of operations for the three months ended September 30, 2026 and 2025 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months, and our ability to satisfy our anticipated operating and debt service obligations; our expectations regarding backlog, age-ins and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; the expected timing, completion, accounting treatment and anticipated benefits of the transactions contemplated by the Securities Purchase Agreement and the Third Amendment (each as defined below), including the issuance of the Series A Convertible Preferred Stock; our ability to regain and maintain compliance with Nasdaq continued listing requirements; the anticipated benefits of the Transformation Plan (as defined below); expectations regarding our strategy in China and our China joint venture as well as its expected impact on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the global macroeconomic conditions on our financial results and business as well as the business of our customers and suppliers; expectations regarding the impact of changes in government administration policy positions; expectations regarding delays in deliveries and installations and its impact on our business; expectations regarding inflation, supply chain challenges and heightened logistics costs and its impact on our business, including gross margins and net income (loss); expectations regarding revenue from the Americas region; expectations regarding the timing of deliveries and revenue conversion; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; potential changes in tariffs, export controls, trade sanctions, and other trade policies; expectations related to the effect of the GILTI tax and the One Big Beautiful Bill Act on us; expectations related to our credit facilities and other indebtedness, including our ability to comply with the covenants thereunder, the availability of borrowings thereunder and the impact of changes in interest rates on our interest expense; expectations related to our leases; the amount of unrecognized tax amounts; the sufficiency of our cash and cash equivalents to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “could,” “would,” “should,” “potential,” “seek,” “target,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Current Economic Conditions

We are subject to risks and uncertainties caused, directly or indirectly, by events with significant geopolitical and macroeconomic impacts, including, but not limited to, inflation; actions taken to counter inflation, including high interest rates; foreign currency exchange rate fluctuations; uncertainty and volatility in the banking and financial services sector; tightening credit markets; the conflicts in Iran, the Middle East and Southwest Asia, including the impact on global supply chains and oil prices, as well as other geopolitical concerns, such as the Russia-Ukraine conflict, and tension between China and the U.S., including with respect to Taiwan; uncertainty caused by the China anti-corruption campaign and timing of the China stimulus program; changes in government administration policy positions; new tariffs on global imports and uncertainties regarding impact, retaliations and further escalation, including against other countries; and other factors that may emerge. We are also continuing to navigate supply chain and inflation challenges, both of which continue to be a significant headwind that affects our results of operations.

We expect that the business of our customers and our own business will continue to be adversely impacted, directly or indirectly, by these macroeconomic and geopolitical issues. For example, we had product shipments planned in the second half of fiscal year 2026 to certain customers in the Middle East, North Africa and Pakistan that have been delayed indefinitely due to geopolitical disruption in the Middle East, which is also impacting our service revenue in those regions. We also continue to experience pressure in China. In addition, ongoing supply chain challenges and logistics costs, including difficulties in obtaining a sufficient supply of component materials and increased component costs, have adversely affected our gross margins and net income (loss), and we currently expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistics expenses through at least fiscal year 2027, and potentially longer. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2027. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to affect us. The extent of the ongoing impact of these macroeconomic events on our business, our markets and on global economic activity, however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time.

As a global company, approximately 70% of our raw materials and product components are sourced within the U.S. and finished products are assembled and manufactured within the U.S. with over 80% exported throughout the world. There remains significant tariff uncertainty, including related to existing tariffs associated with U.S.-China trade, which we expect will continue to result in incremental costs to us. If existing tariffs increase, we would expect minimal shipments to China despite customer demand. We continue to work to implement mitigations to the tariff policy impacts; however, we cannot predict the full impact or timing of such efforts and expect that sales to China will be adversely impacted, and our financial results have been adversely impacted in the past and may continue to be adversely impacted in the future.

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

Sale of Our Products

Generating revenue from the sale of our platforms is a lengthy process. The time required to sell our platforms, from first contact with a potential customer to a signed sales contract that meets our backlog criteria (as discussed below) varies significantly and generally spans between six months and 30 months. The length of time between receipt of a signed contract and revenue recognition is generally governed by the time required by the customer to build, renovate or prepare the treatment room for installation of the platform. We report our customer revenues in five geographic regions: the Americas, EIMEA, Japan, China and Asia Pacific. The Americas region primarily includes the United States, Canada and Latin America. The EIMEA region includes Europe, India, the Middle East and Africa. The Asia Pacific region consists of Asia (excluding Japan and China), Australia and New Zealand.

In the United States, we primarily market directly to customers, including hospitals and stand-alone treatment facilities, through our sales organization; we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through use of distributors and sales agents. In addition to our offices in the United States, we have international offices in Morges, Switzerland; Hong Kong, China; Shanghai, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, Korea, India and Canada. In addition, we have distributors in Europe, Russia, the Middle East, Africa, the Asia Pacific region, and Latin America.

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

There remains significant tariff uncertainty, including related to existing tariffs associated with U.S.-China trade, which we expect will continue to result in incremental costs to us. We continue to work to implement mitigations to the tariff policy impacts; however, we cannot predict the full impact or timing of such efforts and expect that sales to China will be adversely impacted, and our financial results are expected to be adversely impacted through fiscal year 2027.

Financing Transaction

On July 29, 2026, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with certain existing investors pursuant to which the investors agreed to purchase an aggregate of 55,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $55.0 million. The purchase price is payable as (i) $15.0 million in cash (the “Cash Investment”), which was funded on the date the parties entered into the Securities Purchase Agreement, and (ii) the conversion of $40.0 million of existing indebtedness held by such investors under the Financing Agreement (as defined below), with such indebtedness to be cancelled and extinguished in exchange for shares of Series A Convertible Preferred Stock at the closing of the Securities Purchase Agreement.

Concurrently with entering into the Securities Purchase Agreement, we entered into Amendment No. 3 to the Financing Agreement (the “Third Amendment”). The Third Amendment amended the Financing Agreement to, among other things, (i) provide a covenant holiday with respect to certain financial covenants through December 31, 2027, (ii) modify the terms of the minimum liquidity requirement, (iii) increase certain fees applicable to prepayments, (iv) provide that if the Securities Purchase Agreement is terminated, the Cash Investment is deemed to be a secured obligation under the Amended Financing Agreement and subject to repayment, together with a $15.0 million fee, upon repayment or satisfaction of the obligations (or earlier acceleration thereof), (v) provide for an additional $5.0 million delayed draw term loan commitment, subject to specified conditions, and (vi) convert the revolving credit facility into an asset-based revolving credit facility. The Third Amendment also converted $15.0 million of outstanding term loans into borrowings under the asset-based revolving credit facility.

The issuance of the Series A Convertible Preferred Stock is subject to certain closing conditions, including stockholder approval, which was obtained on October 6, 2026 as described below, and the implementation of a reverse stock split of the Company’s common stock, at a ratio ranging from any whole number between 1-for-15 and 1-for-40 (the “Reverse Stock Split”), or such other ratio as may be approved by the Board, including at least one Preferred Director (as defined below). Upon closing of the Securities Purchase Agreement, certain outstanding Warrants held by the investors party to the Securities Purchase Agreement to purchase approximately 27.6 million shares of common stock will be cancelled. In connection with entering into the Securities Purchase Agreement and the Third Amendment to the Financing Agreement, the Company issued to the investors under the Securities Purchase Agreement warrants to purchase up to an aggregate of approximately 15.3 million shares of common stock, at an exercise price of $0.01 per share of common stock (the “July 2026 Penny Warrants”). Such warrants are exercisable for a period of 7 years after the date of issuance.

On October 6, 2026, our stockholders approved the proposals required to consummate the transactions contemplated by the Securities Purchase Agreement, including the issuance of Series A Convertible Preferred Stock thereunder, the increase in the number of authorized shares of common stock and the reverse stock split contemplated in connection with the transaction, with the related actions to become effective at closing.

We intend to implement the Reverse Stock Split to increase the per-share trading price of our common stock and assist us in regaining compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market.

Upon satisfaction of the remaining closing conditions, we expect to complete the transactions contemplated by the Securities Purchase Agreement dated July 29, 2026. At closing, we will issue 55,000 shares of Series A Convertible Preferred Stock for aggregate consideration of $55.0 million, consisting of the $15.0 million cash investment previously received on July 29, 2026 and the cancellation and extinguishment of $40.0 million of indebtedness under the Financing Agreement.

Concurrently with the closing, the previously issued Premium Warrants to purchase 21.5 million shares of common stock and Super Premium Warrants to purchase 6.1 million shares of common stock will be cancelled and extinguished. Previously issued Penny Warrants to purchase 25.0 million shares of common stock will remain outstanding.

Transformation Plan and Restructuring

In fiscal year 2026, the Company announced a comprehensive strategic, operational, and organizational transformation plan (the “Transformation Plan”). The Transformation Plan initiatives are designed to increase operating margins, enhance organizational responsiveness and agility, and position the Company for sustainable, profitable growth. In connection with the Transformation Plan, in December 2025, the Company announced the first phase of the Transformation Plan, which is designed to realign its organization to produce sharper accountability, tighter cost control, and faster execution. The actions taken by the Company are intended to right-size the Company’s cost structure, outsource selected non-core activities while building internal global centers of excellence, reallocate engineering resources, and better position the commercial organization to drive sales growth and enhance competitiveness. The organizational realignment element of the plan focuses on four major areas: streamlining the Company’s commercial structure, centralizing and globalizing core functions, elevating the global heads of service and product development to report directly to the CEO, and optimizing the Company's workforce and footprint. In parallel, the Company is also outsourcing selected non-core activities, rationalizing facilities, implementing programs to improve direct and indirect spend efficiency, and reallocating engineering resources to focus on high ROI programs and integration of third-party solutions.

The actions also included a restructuring of the Company’s workforce (the “FY26 Restructuring Plan”) that resulted in the elimination of approximately 3% of the global workforce during the three months ended September 30, 2025, and the elimination of approximately 15% of the global workforce during the three months ended December 31, 2025. Certain employees notified during the three months ended December 31, 2025, had various termination dates during the quarterly periods ended March 31, 2026, and June 30, 2026. Restructuring charges also include third-party implementation and other costs that were directly tied to the execution of the FY26 Restructuring Plan, as well as asset impairments for certain operating lease right-of-use assets and capitalized assets as a result of the FY26 Restructuring Plan. Total restructuring charges during fiscal year 2026 were $16.2 million. Total restructuring charges during the three months ended September 30, 2026, were $0.4 million. The FY26 Restructuring Plan was substantially completed by September 30, 2026.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Gross orders	$19,846	$39,570
Age-ins	8,103	—
Age-outs	(33,890)	(30,047)
Cancellations	(4,775)	(2,480)
System amendments and other adjustments	(1,508)	—
Currency impacts and other	(1,011)	(1,128)
Net orders	$(13,235)	$5,915
Order backlog at the end of the period	$271,970	$395,726

Gross Orders and Book to Bill Ratio

Gross orders are defined as the sum of new orders recorded during the period, adjusted for any revisions to existing orders during the period.

Gross orders decreased by $19.7 million during the three months ended September 30, 2026, as compared to the same period in the prior fiscal year, primarily due to a decrease in orders for our TomoTherapy Systems.

Our book-to-bill ratio is defined as gross orders for the period divided by product revenue for the period. Our book-to-bill ratio was 0.7 for the three months ended September 30, 2026, as compared to 1.1 for the three months ended September 30, 2025. A book-to-bill ratio greater than 1.2 generally indicates strong demand for our products. This metric allows management to monitor our business development efforts to ensure we grow our backlog and our business over time. Given that book-to-bill ratio is an operational measure and that our methodology for calculating book-to-bill ratio does not meet the definition of a non-GAAP measure, as that term is defined by the Securities and Exchange Commission, a quantitative reconciliation for book-to-bill ratio is not required nor provided.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs net of age-ins, foreign currency impacts and other adjustments during the period. Net orders decreased by $19.2 million during the three months ended September 30, 2026, as compared to the same period in the prior fiscal year, primarily due to a decrease in gross orders.

Results of Operations — Three Months Ended September 30, 2026 and 2025

Net revenue

Net revenue by sales classification is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	Percent Change
Products (a)	$27,344	$37,161	(26)%
Services (b)	59,179	56,781	4%
Net revenue	$86,523	$93,942	(8)%
Products revenue as a percentage of net revenue	32%	40%
Service revenue as a percentage of net revenue	68%	60%

(a)	Includes sales of products to the joint venture, an equity method investment, of $7.2 million and $8.8 million during the three months ended September 30, 2026 and 2025, respectively. See Note 12.

(b)	Includes sales of services to the joint venture, an equity method investment, of $6.3 million and $5.5 million during the three months ended September 30, 2026 and 2025, respectively. See Note 12.

Products net revenue decreased by $9.8 million during the three months ended September 30, 2026, as compared to the same period in the prior fiscal year, primarily due to a lower volume of units, predominantly within the Americas and China.

Services net revenue increased by $2.4 million during the three months ended September 30, 2026, as compared to the same period in the prior fiscal year, primarily due to higher contract revenues resulting from both an increase in our installed base and higher contract renewal rates driven by ongoing pricing initiatives.

Net revenue by geographic region, based on the shipping location of our customers, is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	Percent Change
Americas	$15,713	$24,926	(37)%
EIMEA	37,230	34,272	9%
China	13,462	15,229	(12)%
Japan	9,146	9,308	(2)%
Asia Pacific	10,972	10,207	7%
Net revenue	$86,523	$93,942	(8)%

Net revenue decreased $7.4 million during the three months ended September 30, 2026, as compared to the same period in the prior fiscal year. The decrease in net revenue was product driven, reflecting reduced system shipment volume in our Americas and China regions, partially offset by higher service net revenues.

Gross Profit

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	Percent Change
Gross profit	$26,084	$27,011	(3)%
Total gross profit as a percentage of net revenue	30.1%	28.8%

Gross profit decreased by $0.9 million during the three months ended September 30, 2026, as compared to the same period in the prior fiscal year, primarily due to a decrease in product unit sales. The increase in gross profit as a percentage of revenue during the three months ended September 30, 2026, as compared to the same period in the prior fiscal year, was driven by a shift in revenue mix towards higher-margin service revenue.

Operating Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	Percent Change
Research and development	$7,811	$11,218	(30)%
Selling and marketing	8,681	11,699	(26)%
General and administrative	10,319	12,596	(18)%
Restructuring	383	2,811	(86)%
Goodwill impairment	35,392	—	—
Total operating expenses	$62,586	$38,324	63%
Research and development as a percentage of net revenue	9%	12%
Selling and marketing as a percentage of net revenue	10%	12%
General and administrative as a percentage of net revenue	12%	13%
Restructuring as a percentage of net revenue	0%	3%
Goodwill impairment as a percentage of net revenue	41%	—
Total operating expenses as a percentage of net revenue	72%	41%

Research and development expenses, selling and marketing expenses, and general and administrative expenses decreased by $3.4 million, $3.0 million, and $2.3 million, respectively, during the three months ended September 30, 2026, as compared to the same period in the prior fiscal year, primarily due to lower personnel-related costs, including share-based compensation, resulting from headcount reductions under the execution of the FY26 Restructuring Plan.

Restructuring charges

The following table summarizes the restructuring charges (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Severance and employee related costs	$261	$1,511
Third-party implementation and other costs	122	1,300
Total restructuring charges	$383	$2,811

Goodwill Impairment

During the three months ended September 30, 2026, we recorded a non-cash goodwill impairment charge of $35.4 million, primarily due to an increase in the carrying amount of our reporting unit resulting from the gain on extinguishment of debt recognized in connection with the Recapitalization Transaction, without a corresponding increase in its estimated fair value. We estimated the fair value of our reporting unit using a combination of the income and market approaches, consistent with the methodologies used in prior periods. Following the impairment charge, the carrying amount of goodwill was $22.5 million as of September 30, 2026. Future decreases in the estimated fair value of our reporting unit or increases in its carrying amount could result in additional goodwill impairment charges.

Income from equity method investment, net

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	Percent Change
Income from equity method investment, net	$114	$439	(74)%

Income from equity method investment, which relates to our JV, decreased by $0.3 million during the three months ended September 30, 2026, as compared to the same period in the prior fiscal year, primarily due to a decrease in JV gross profit due to fewer shipments from our JV to its end customers.

Interest expense

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	Percent Change
Contractual interest coupon	$3,838	$3,555	8%
Interest paid-in-kind	2,798	2,308	21%
Amortization of debt financing costs and discount for warrants issued to lenders	4,731	1,905	148%
Other	461	284	62%
Total interest expense	$11,828	$8,052	47%

Interest expense increased $3.8 million during the three months ended September 30, 2026, as compared to the same period in the prior fiscal year, primarily due to higher paid-in-kind interest and higher debt issuance costs as a result of amendment financing costs and additional amortization costs related to the issuance of warrants.

Gain on Extinguishment of Debt

Gain on extinguishment of debt was $59.6 million during the three months ended September 30, 2026, resulting from the Recapitalization Transaction, which added a substantive contingent conversion feature to Term Loan B and the outstanding Delayed Draw Term Loan. The gain reflected the derecognition of unamortized debt discounts and debt offering costs and unamortized debt discounts attributable to previously issued warrants; the initial recognition of the replacement Convertible Term Loan B Facility and outstanding borrowings under the Convertible Delayed Draw Facility at their July 29, 2026 fair values; and the accounting effects of the related warrant amendments providing for cancellation upon closing.

Loss from change in fair value of warrant liability

Our Penny Warrants are accounted for as a liability with the changes in the fair value of the warrants recognized in the statement of operations and comprehensive income (loss). During the three months ended September 30, 2026, we recorded a loss of $0.7 million due to an increase in the share price of our common stock during the period.

Other income (expense), net

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	Percent Change
Interest income	$131	$272	(52)%
Foreign currency exchange gain (loss)	196	(195)	201%
Costs for hedging activities	(442)	(336)	32%
Other, net	181	(148)	222%
Total other income (expense), net	$66	$(407)	116%

Other income (expense), net increased by $0.5 million during the three months ended September 30, 2026, as compared to the same period in the prior fiscal year, primarily due to favorable foreign currency transactions resulting from our cash flow hedging activities.

Provision for income taxes

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	Percent Change
Provision for income taxes	$517	$471	10%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. The provision for income taxes is primarily related to foreign income taxes.

Liquidity and Capital Resources

At September 30, 2026, we had $42.3 million in cash and cash equivalents. Cash from operations could be affected by various risks and uncertainties, including declines in our revenue, particularly without a corresponding decrease in our expenses, the timing of payments from our customers and our expenditures, as well as, but not limited to, macroeconomic conditions, inflation, actions taken to counter inflation, foreign currency exchange rate fluctuations, and the risks included in Part II, Item 1A titled “Risk Factors.” In particular, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2027. In addition, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to affect us. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by macroeconomic conditions.

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

On June 6, 2025, we entered into a senior secured credit agreement (the “Financing Agreement”) by and among the Company, as borrower (the “Borrower”), TCW Asset Management Company LLC (“TCW”), as collateral agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Collateral Agent”) and as administrative agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent,” and together with the Collateral Agent, each an “Agent” and collectively, the “Agents”), and certain other parties signatory thereto. The Financing Agreement provides for (a) $150 million of new five-year term loan facility (the “Term Loan Facility”), (b) a new $20 million delayed draw term loan facility (the “Delayed Draw Facility”) and (c) a new $20 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility and Delayed Draw Facility, the “Facilities”). The proceeds of the Delayed Draw Facility were permitted to be used to fund repurchases of our then-outstanding 3.75% Convertible Senior Notes due 2026 (“2026 Notes”). The Facilities mature on June 6, 2030. In December 2025, we entered into amendments to the Financing Agreement. The first amendment to the Financing Agreement (the "First Amendment") provided for the inclusion of certain restricted cash balances in the liquidity covenant in the Financing Agreement. The second amendment to the Financing Agreement (the "Second Amendment") provided for (i) the removal of the leverage condition we must meet to draw down on the Delayed Draw Facility; (ii) the reduction of the capacity of the Delayed Draw Facility to $18.3 million; and (iii) the delay of the commencement of the requirement for us to meet the fixed charge coverage ratio and leverage ratio to December 31, 2026. In addition, we agreed to pay $2.4 million in additional fees and amounts available to be drawn under the Revolving Credit Facility were reduced to $15.0 million through December 31, 2026.

On June 6, 2025, concurrently with our entry into the Financing Agreement, we issued detachable warrants to purchase our common stock to certain of our lenders (the “Warrant Holders”) under the Financing Agreement. The Warrant Holders were issued warrants to purchase (i) 17,180,710 shares of common stock with an exercise price of $1.68 per share, exercisable on and after December 7, 2025 and expiring on June 6, 2032 (the “June 2025 Premium Warrants”) and (ii) 6,247,531 shares of common stock with an exercise price of $0.01 per share, which are exercisable immediately and expire June 6, 2032 (the “June 2025 Penny Warrants” and together with the June 2025 Premium Warrants, the “June 2025 Warrants”). On December 15, 2025, concurrently with our entry into the Second Amendment, we issued detachable warrants to purchase our common stock to the Warrant Holders under the Financing Agreement. The Warrant Holders were issued warrants to purchase (i) 3,062,726 shares of common stock with an exercise price of $1.50 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Super Premium Warrants”), (ii) 2,187,661 shares of common stock with an exercise price of $1.25 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Premium Warrants”), and (iii) 1,750,129 shares of common stock with an exercise price of $0.01 per share, which are exercisable immediately and expire on December 15, 2032 (the “December 2025 Penny Warrants” and together with the December 2025 Premium Warrants and December 2025 Super Premium Warrants, the "December 2025 Warrants"). Pursuant to the terms of the Financing Agreement, as amended, we were obligated to issue additional detachable warrants to the Warrant Holders upon drawing on the Delayed Draw Facility, which we did in May 2026, as described below. As of September 30, 2026, no warrants have been exercised.

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

On July 29, 2026, we entered into the Third Amendment, by and among the Company, the guarantors party thereto, the lenders party thereto and the other signatories party thereto, which provided for, among other things, the issuance of the July 2026 Penny Warrants to purchase up to 15,253,473 shares of common stock at an exercise price of $0.01 per share and converting the revolving credit facility to an asset-based revolving credit facility. Concurrently, we entered into the Securities Purchase Agreement, by and among the Company and certain existing investors party thereto, pursuant to which, subject to the satisfaction of certain closing conditions, the investors agreed to purchase an aggregate of 55,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $55.0 million. The purchase price is payable as (i) $15.0 million in cash, which was funded on the date the parties entered into the Securities Purchase Agreement, and (ii) the conversion of $40.0 million of existing indebtedness held by such investors under the Financing Agreement, with such indebtedness to be cancelled and extinguished in exchange for shares of Series A Convertible Preferred Stock at the closing of the Securities Purchase Agreement. On October 6, 2026, the Company’s stockholders approved the proposals required to consummate the transactions contemplated by the Securities Purchase Agreement, including approvals related to the issuance of Series A Convertible Preferred Stock thereunder, the increase in the number of authorized shares of common stock and the reverse stock split contemplated in connection with the transaction. We believe these actions, including if the transactions contemplated by the Securities Purchase Agreement are consummated, improve our ability to satisfy our anticipated operating and debt service obligations over the next twelve months; however, uncertainties related to macroeconomic conditions, operating performance, future borrowing availability and the satisfaction of remaining transaction closing conditions continue to present risks to our business and liquidity. See Note 1, The Company and its Significant Accounting Policies – Risks and Uncertainties and Note 8, Debt, for additional information.

The aforementioned Warrants and the July 2026 Penny Warrants have certain anti-dilution protection provisions, including price protection anti-dilution protection in the event that we sell stock at a price below $1.00 in the case of the June 2025 Penny Warrants, the December 2025 Penny Warrants, the May 2026 Penny Warrants, and the July 2026 Penny Warrants; $1.25 in the case of the June 2025 Premium Warrants, $0.93 per share in the case of the December 2025 Premium Warrants and the May 2026 Premium Warrants; and $1.12 in the case of the December 2025 Super Premium Warrants and the May 2026 Super Premium Warrants. We agreed to issue the Warrants in connection with, and to induce the lenders to enter into, the Financing Agreement and amendments thereto, and issued the July 2026 Penny Warrants in connection with the Securities Purchase Agreement and the Third Amendment.

Interest on the borrowings under the Facilities is payable in arrears on the applicable interest payment date at an interest rate equal to, at the Company’s option, either: (i) a term SOFR-based rate (subject to a 2.00% per annum floor), plus an applicable margin of 8.50%, per annum or (ii) a reference rate (subject to a 3.00% per annum floor), plus an applicable margin of 7.50% per annum. The agreement provides the option for payment-in-kind (“PIK”) interest up to 6.00% per annum (subject to an increase in applicable margin of 1/3 of 1.00% per annum for each 1.00% per annum of interest elected to be paid in kind), which PIK interest will be capitalized on the applicable interest payment date and will be added to the then-outstanding principal amount of the Term Loan Facility or Delayed Draw Facility, as applicable. The Financing Agreement requires the Borrower to pay the lenders with commitments under the Revolving Credit Facility an unused commitment fee equal to 0.50% per annum of the average unused portion of the Revolving Credit Facility. See Note 8. Commitments and Contingencies of our Annual Report on Form 10-K filed with the SEC on August 27, 2026, for future cash payments related to the Term Loan Facility.

Additionally, the undistributed earnings of our foreign subsidiaries as of September 30, 2026, for all countries except Japan, France, Switzerland, Germany and the United Kingdom are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of our foreign earnings could be subject to income taxes. As of September 30, 2026, we had $10.2 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there may be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated.

Our cash flows for the three months ended September 30, 2026 and 2025 are summarized as follows (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Net cash (used in) provided by operating activities	$(3,812)	$12,180
Net cash used in investing activities	(5,004)	(3,824)
Net cash provided by (used in) financing activities	10,317	(475)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	116	(87)
Net increase in cash, cash equivalents and restricted cash	$1,617	$7,794

Cash Flows Used in Operating Activities

Net cash used in operating activities during the three months ended September 30, 2026 was $3.8 million due to net income of $10.1 million, more than offset by $12.4 million from non-cash items and $1.5 million from the net changes of assets and liabilities.

●

Non-cash items primarily consisted of $4.7 million for the amortization of debt financing costs and the discount for warrants, $2.8 million for non-cash paid-in-kind interest expense, $2.0 million of depreciation and amortization expense, $1.1 million of share-based compensation expense and a $35.4 million goodwill impairment charge, more than offset by a $59.6 million gain on extinguishment of debt in connection with the Recapitalization Transaction.

●

The major contributors to cash from the net changes of assets and liabilities during the three months ended September 30, 2026 were as follows: a decrease of $17.9 million in accounts receivable due to increased collections and lower product sales volume and a $2.4 million decrease in inventory, partially offset by an $8.8 million decrease in accounts payable, a $7.3 million decrease in deferred revenues, and a $6.8 million decrease in accrued compensation and accrued liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $5.0 million during the three months ended September 30, 2026, due to spending $4.9 million for capitalized investments for software to be sold, and $0.1 million for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $10.3 million during the three months ended September 30, 2026, primarily due to the $15.0 million in proceeds from the investor deposit obligation, partially offset by $3.8 million in repayments under the IEEPA participation agreement and $0.8 million of debt issuance costs.

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

While we believe that based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we will have sufficient cash resources and anticipated cash flows to meet our anticipated cash needs for at least the next twelve months, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the risk factors described in Part II, Item 1A, “Risk Factors.” If these sources of cash and cash equivalents are insufficient to satisfy our liquidity requirements, or we believe market conditions are favorable, we may seek to sell additional equity or debt securities or enter into additional credit facilities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended September 30, 2026 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2026.

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

During the three months ended September 30, 2026, there were no material changes to the critical accounting policies and estimates, previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K filed with the SEC on August 27, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not utilize derivative commodity instruments or other market risk sensitive instruments, positions or transactions, but we may in the future. However, we do use foreign currency forward contracts to hedge our exposure to foreign exchange risk. See Note 5, “Derivative Financial Instruments,” to the condensed consolidated financial statements for a description of our hedging program and the notional amounts and fair values of our derivative instruments outstanding as of September 30, 2026.

Concentration of Credit and Other Risks

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

The JV represented approximately 16% and 15% of our total net revenue during the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, and June 30, 2026, the JV represented approximately 14% and 17% of our total accounts receivable balance, respectively. We had no other customers who represented more than 10% of our total net revenues and total accounts receivable, as of such dates.

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

We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be partially offset by the changes in the fair value of the forward contracts. We have developed a foreign exchange risk management policy to mitigate foreign currency exchange rate fluctuation risk and as of September 30, 2026, we have entered into foreign currency forward contracts to purchase or sell foreign currencies. Changes in fair value of the foreign currency forward contracts are reported in earnings as part of other income (expense), net. We have not entered into any other types of derivative financial instruments for trading or speculative purposes. (See Note 5. Derivative Financial Instruments to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our foreign currency forward contracts).

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to, the Financing Agreement. The interest rates on the Term Loan Facility, the Delayed Draw Facility, and the Asset-Based Revolving Credit Facility are tied to a variable rate. As of September 30, 2026, the net carrying values of borrowings under the Financing Agreement for the Term Loan A Facility, Convertible Term Loan B Facility, the Convertible Delayed Draw Facility and the Asset-Based Revolving Credit Facility were $13.6 million, $59.0 million, $8.6 million, and $20.5 million, respectively. The interest on the borrowings under the Financing Agreement is payable at the Company’s option, either: (i) a term SOFR-based rate (subject to a 2.00% per annum floor), plus an applicable margin of 8.50%, per annum or (ii) a reference rate (subject to a 3.00% per annum floor), plus an applicable margin of 7.50% per annum. If the amount outstanding under the Financing Agreement remained at this level for the next 12 months and interest rates increased or decreased by a 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.8 million. See Note 8. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligation.

Equity Price Risk

As of September 30, 2026, we remain exposed to potential dilution from outstanding warrants issued in connection with the Financing Agreement and amendments thereto, including the Third Amendment and the Securities Purchase Agreement. In addition, the transactions contemplated by the Securities Purchase Agreement include the issuance of Series A Convertible Preferred Stock and related warrants, which would result in the issuance of additional shares of common stock upon conversion or exercise, as applicable. See Note 8, Debt, and Note 15, Subsequent Events, for additional information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at a reasonable assurance level in ensuring (i) that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediated Previously Disclosed Material Weakness

As disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, a material weakness was identified related to the review of the footnote schedules supporting financial statement disclosures. To remediate this material weakness, management designed and implemented enhanced review controls specific to financial statement footnote disclosure. These enhancements were intended to ensure greater precision in preparing and reviewing financial statement disclosures, including additional reviewer involvement in the review of the footnote schedules supporting the financial statement disclosures. As of September 30, 2026, these control activities have been appropriately designed and implemented and have operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, and has concluded that, other than the remediation of the material weakness activities as described above under “Remediated Previously Disclosed Material Weakness,” there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Control Over Financial Reporting

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. These inherent limitations, however, are known features of the financial reporting process; therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

●	If we are unable to develop new products or enhance existing products to meet our customers’ needs and compete favorably in the market, we may be unable to attract or retain customers.

●	If we do not successfully implement our transformation plan, our business may be significantly harmed.

●	We could become subject to product liability claims, product recalls, other field actions and warranty claims that could be expensive, divert management’s attention and harm our business.

●	Our reliance on single-source suppliers for critical components of our products could harm our ability to meet demand for our products in a timely and cost effective manner.

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

●

We have identified material weaknesses in our system of internal controls as of June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026, of which one material weakness remained unremediated as of June 30, 2026. Although the remaining material weakness was remediated as of September 30, 2026, if we fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted.

●

Further declines in our stock price and market capitalization, or other adverse developments, could result in an additional goodwill impairment charge that would adversely affect our results of operations.

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

●

The exercise of outstanding warrants for our common stock and the conversion of the Series A Convertible Preferred Stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

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

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. We expect that the business of our customers and our own business will continue to be adversely impacted, directly or indirectly, by macroeconomic and geopolitical issues. Concerns over economic and political stability; inflation levels and related efforts to mitigate inflation; a potential recession; the level of U.S. national debt, the U.S. debt credit rating and U.S. budgetary concerns, including concerns over a U.S. government shutdown; currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies, including the impact of the China anti-corruption campaign and timing of China stimulus program on those economies; unemployment; the availability and cost of credit; trade relations, including the imposition of various sanctions, export controls, and tariffs by the United States and other countries; energy costs; instability in the banking and financial services sector; the conflicts in Russia-Ukraine, Iran, the Middle East and Southwest Asia, including the impact on global supply chains and oil prices, as well as other geopolitical uncertainty and conflict, and increasing tension between China and the U.S.; changes in government administration policy positions and imposition of tariffs on global imports that could result in additional tariffs on specific industries, and uncertainties regarding impact, retaliations and further escalation, have contributed to increased volatility and diminished expectations for the economy and the markets in general. In turn, periods of economic slowdown or recession could lead to a reduction in demand for our products and services, which in turn would reduce our revenues and adversely affect our results of operations and our financial position. The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have and may continue to result in higher inflation in the U.S. and globally, which has led to an increase in costs and caused changes in fiscal and monetary policy, including increased interest rates. For example, we had product shipments planned in the second half of fiscal year 2026 to certain customers in the Middle East, North Africa and Pakistan that have been delayed indefinitely due to geopolitical disruption in the Middle East, which is also impacting our service revenue in those regions. We also continue to experience pressure in China. Other adverse impacts of recent macroeconomic conditions that have impacted us and may continue to impact us are foreign exchange rate fluctuations, supply chain constraints, logistics challenges, and fluctuations in labor availability. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

In an inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and cost commitments are linked to contractual agreements that extend many years into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures. A higher inflationary environment can also negatively impact raw material, component, and logistics costs that, in turn, have increased the costs of producing and distributing our products. For example, inflationary pressures as well as ongoing supply chain challenges beginning in fiscal year 2023 have resulted in rising costs for certain materials, including increased logistics and duties costs, that have materially affected our gross margins and net income (loss), which continue to have a material effect on our business, financial condition or results of operations. We expect that gross margins and net income (loss) will continue to be adversely affected by increased material costs and freight and logistics expenses through at least fiscal year 2027. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2027, as we are unable to pass all of these increased costs to our customers.

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

As of September 30, 2026, we had an accumulated deficit of $558.3 million. We have incurred net losses, and expect to incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

We have substantial indebtedness in the form of a credit facility and may incur other debt in the future, which may adversely affect our financial condition and future financial results. In the past, we have not been in compliance with certain financial covenants relating to our indebtedness and have been required to obtain waivers and amendments to avoid defaulting under such indebtedness.

As of September 30, 2026, we had net carrying values of  $13.6 million under our five-year term loan A (the “Term Loan Facility”), $59.0 million under our five-year convertible term loan B (the "Convertible Term Loan B Facility"), $20.5 million under our asset-based revolving credit facility (the “Asset-Based Revolving Credit Facility”) and $8.6 million under our convertible delayed draw term loan (the “Convertible Delayed Draw Facility” and, together with the Term Loan Facility A, Convertible Term Loan B Facility, and the Asset-Based Revolving Credit Facility, the “Credit Facilities”), each of which will mature on June 6, 2030. Outstanding borrowings under the Credit Facilities include $13.1 million in accumulated paid-in-kind interest. Substantially all of our assets secure the Credit Facilities. In the event of a default, the lenders would have the right to foreclose on those assets, which could severely impair or eliminate our ability to continue operating. Our existing and future levels of indebtedness could have important consequences to our stockholders and may adversely affect our financial condition and future financial results by, among other things:

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

In June 2025, in connection with our entry into the credit agreement governing the Credit Facilities (the “Financing Agreement”), we issued to our lenders (i) an aggregate of 17,180,710 shares of our common stock issuable upon exercise of outstanding warrants (the “June 2025 Premium Warrants”), which are exercisable starting on December 7, 2025 and until June 6, 2032 and have an exercise price of $1.68 per share, and (ii) an aggregate of 6,247,531 shares of our common stock issuable upon exercise of warrants (the “June 2025 Penny Warrants”), which are exercisable until June 6, 2032 and have an exercise price of $0.01 per share. In December 2025, in connection with our entry into an amendment to the Financing Agreement, we also issued, (i) 3,062,726 shares of common stock issuable upon exercise of outstanding warrants, with an exercise price of $1.50 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Super Premium Warrants”), (ii) 2,187,661 shares of common stock issuable upon exercise of warrants, with an exercise price of $1.25 per share, exercisable on and after June 16, 2026 and expiring on December 15, 2032 (the “December 2025 Premium Warrants”), and (iii) 1,750,129 shares of common stock issuable upon exercise of outstanding warrants, with an exercise price of $0.01 per share, which are exercisable immediately and expire on December 15, 2032 (the “December 2025 Penny Warrants”). In May 2026, in connection with accessing the Delayed Draw Facility, we issued (i) an aggregate of 2,990,010 shares of common stock issuable upon exercise of outstanding warrants, with an exercise price of $1.50 per share, exercisable on and after November 19, 2026 and expiring on May 18, 2033 (the “May 2026 Super Premium Warrants” and, together with the December 2025 Super Premium Warrants, the “Super Premium Warrants”), (ii) an aggregate of 2,135,721 shares of common stock issuable upon exercise of outstanding warrants, with an exercise price of $1.25 per share, exercisable on and after November 19, 2026 and expiring on May 18, 2033 (the “May 2026 Premium Warrants” and, together with the June 2025 Premium Warrants and the December 2025 Premium Warrants, the "Premium Warrants"), and (iii) an aggregate of 1,708,577 shares of common stock issuable upon exercise of outstanding warrants, with an exercise price of $0.01 per share, which are exercisable immediately and expire on May 18, 2033 (the “May 2026 Penny Warrants”). On July 29, 2026, we entered into the Third Amendment to the Financing Agreement and the Securities Purchase Agreement with certain existing investors. Pursuant to the Securities Purchase Agreement and the Third Amendment, we issued warrants to purchase an aggregate of 15,253,473 shares of common stock at an exercise price of $0.01 per share, which are exercisable immediately and expire on July 29, 2033 (the “July 2026 Penny Warrants”, and together with the June 2025 Penny Warrants, December 2025 Penny Warrants, and May 2026 Penny Warrants, the “Penny Warrants” and together with the Premium Warrants and the Super Premium Warrants, the “Warrants”). Among other matters, the Securities Purchase Agreement provides for, subject to certain closing conditions, the issuance of $55.0 million of Series A Convertible Preferred Stock, paid in the form of (i) $15.0 million in cash, which amount was paid on the date the parties entered into the Securities Purchase Agreement, and (ii) the conversion of $40.0 million of existing indebtedness held by existing investors under the Financing Agreement, with such existing indebtedness to be cancelled and extinguished in exchange for shares of Series A Convertible Preferred Stock issued at the closing of the Securities Purchase Agreement. In addition, the Third Amendment to the Financing Agreement, among other things, modified certain financial covenants, including minimum liquidity requirements, provided a covenant holiday through December 31, 2027 with respect to the total leverage ratio and fixed charge coverage ratio financial covenants, provided for an additional $5.0 million delayed draw term loan commitment, subject to specified conditions, and converted the revolving credit facility to an asset-based lending structure. On October 6, 2026, our stockholders approved the issuance of shares of common stock upon conversion of the Series A Convertible Preferred Stock and exercise of the July 2026 Penny Warrants, an increase in the number of authorized shares of our common stock and a reverse stock split of our common stock. However, the transactions contemplated by the Securities Purchase Agreement have not closed and remain subject to the implementation of the reverse stock split and the satisfaction of other closing conditions. If the Securities Purchase Agreement is terminated, the $15.0 million cash investment will be deemed to be a secured obligation under the Financing Agreement and subject to repayment, together with a $15.0 million fee, and the $40.0 million of indebtedness that would otherwise be exchanged for Series A Convertible Preferred Stock will remain outstanding, which would increase our indebtedness and could adversely affect our liquidity and our ability to comply with the covenants under the Credit Facilities. In addition, any borrowings under the additional delayed draw term loan commitment would further increase our indebtedness. See Note 8, Debt, for additional information regarding these transactions. See also the Risk Factors set forth under “Risks Related to Our Financing Transaction.”

The Financing Agreement, as amended (the "Amended Financing Agreement") includes certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell our assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case, subject to certain exceptions. In addition, such agreements require us to meet certain financial covenants, including a fixed charge coverage ratio, total leverage ratio and liquidity level, as defined in the Amended Financing Agreement. Although the Third Amendment provides a covenant holiday with respect to the total leverage ratio and fixed charge coverage ratio financial covenants through December 31, 2027, we remain subject to the minimum liquidity requirement, as modified by the Third Amendment, and to the borrowing conditions and covenants applicable to the Asset-Based Revolving Credit Facility, and we will again be required to comply with the total leverage ratio and fixed charge coverage ratio financial covenants beginning with the fiscal quarter ending March 31, 2028. We may not be able to comply with these covenants when testing resumes. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because substantially all of our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by our lenders. From time to time, we have not been in compliance with certain similar covenants or other terms governing the prior credit facilities and we have been required to obtain waivers or amendments to the previous credit agreement from our lenders in order to maintain compliance. In addition, as of June 30, 2026, we were not in compliance with the minimum liquidity covenant under the Amended Financing Agreement, which default the lenders waived in the Third Amendment. There can, however, be no certainty that any such waiver or amendment will be available to us in the future, which may lead to a default under the terms of the Amended Financing Agreement governing the Credit Facilities, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or relevant amendments as required and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be available to us on favorable terms or at all. Failure to obtain replacement financing could result in certain of our long-term indebtedness being reclassified as current, which could in turn impact our ability to continue as a going concern. We may not be able to satisfy our obligations if any of our indebtedness is accelerated.

In addition, the Credit Facilities expose us to interest rate risk. If the amount outstanding under the Credit Facilities remained at the level outstanding as of September 30, 2026 for the next 12 months and interest rates increased or decreased by 50 basis points, our annual interest expense would increase or decrease, respectively, approximately $0.8 million.

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

Our global business has been and could continue to be negatively affected by uncertainty or volatility in trade policy as well as trade barriers and other governmental protectionist measures, any of which can be imposed or modified suddenly and unpredictably. There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs and such uncertainty could continue with the changes in government administration policy positions and reactions to such policies. In February 2026, the U.S. Supreme Court ruled that the President does not have authority under the International Emergency Economic Powers Act ("IEEPA") to impose broad tariffs without explicit congressional authorization, striking down major tariffs previously in place. As a result of that ruling, U.S. Customs and Border Protection (“CBP”) outlined plans to establish a system for tariff refunds following an order by the Court of International Trade for CBP to progress with a tariff refund process. The first phase of the refund process and portal went live on April 20, 2026.

In addition, the U.S. presidential administration has indicated its intent to modify U.S. trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also imposed or announced enhanced international tariffs ranging from tariffs on certain imports, pursuant to Section 301 of the Trade Act of 1974 (“Section 301”) and Section 232 of the Trade Expansion Act of 1962 (“Section 232”) as well as a baseline tariff on virtually all imports pursuant to Section 122 of the Trade Act of 1974 (“Section 122”). Following the ruling by the U.S. Supreme Court on the legality of the IEEPA tariffs, the U.S. presidential administration announced it would utilize authority under Section 122 to implement tariffs of up to 15% for a limited period of time without U.S. Congressional approval and may ultimately replace such tariffs with longer-lasting authority under Section 301 or Section 232. The Section 301 tariffs affect component parts including the linear accelerator for our CyberKnife platforms, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from other suppliers, which could significantly impact the cost of these parts. The Section 122 tariffs, which were imposed at a rate of 10%, expired on July 24, 2026. Any retaliatory tariffs could also impact our ability to export and sell our products into those countries.

With respect to tariff refund claims, there can be no assurance that we will receive any tariff refunds on a timely basis or at all, or that any such refunds, if received, will fully offset amounts previously paid or accrued. For example, in April 2026, we submitted approximately $8.9 million of tariff refund claims, which were reported by CBP as having an accepted submission status. As of June 30, 2026, an additional $0.4 million of interest was reported by the CBP, resulting in a total refund claim balance of approximately $9.3 million. During the three months ended September 30, 2026, the remaining refund claims were collected and remitted to the third-party purchaser of our refund rights. Refund claims may be delayed, denied or subject to dispute, and any delays or adverse determinations could negatively impact our cash flows, results of operations and financial position. Increased tariffs and evolving trade regimes may also heighten regulatory and customs compliance risks, including increased scrutiny by CBP and foreign customs authorities, disputes regarding tariff classification, valuation or country of origin determinations, and the potential for retroactive assessments, penalties, interest or delays in the clearance of our products. Prolonged uncertainty or volatility in trade policy and economic conditions, including uncertainty regarding future trade policy, potential tariff refund claims and shifting trade relationships could materially harm our business, financial condition and results of operations, especially if additional tariffs are placed on certain of our components or products or if any related counter-measures are taken by other countries. Our ability to mitigate the impact of tariff related cost increases may be limited by competitive pressures, long sales cycles, fixed price or long term customer contracts, and reimbursement or budgetary constraints faced by healthcare providers, particularly in China and other international markets. As a result, we may not be able to fully pass through increased costs to customers without adversely affecting demand.

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

Tariffs increase the cost of our products and the components and raw materials that go into making them. An increase in our costs adversely impacts the gross margin that we earn on our products and we have been unable to fully pass tariff-related cost increases to our customers, particularly because healthcare providers face reimbursement constraints and competitive pressures limit our pricing flexibility. We may not be able to forecast such impacts accurately. Although we continue to work with our vendors and customers to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope, and nature of the tariffs. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected. If existing tariffs associated with U.S.-China trade increase, we would expect minimal shipments to China despite customer demand.

These tariffs are subject to a number of uncertainties as they are implemented, including future adjustments and changes. We continue to monitor trade policy developments on a real-time basis. To date, tariff impacts have materially reduced our China product revenues and adversely affected our gross margins. If tariffs escalate or persist, we expect further reductions in China revenues and ongoing gross margin pressure, with limited ability to offset costs through pricing adjustments given our customers’ reimbursement constraints.

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

In addition, export controls and economic sanctions imposed by the United States and other countries could negatively affect our global business. Although export controls and economic sanctions enforcement agencies have often provided exceptions or favorable licensing policies for exports of medical devices, there is no guarantee that any such exceptions or licensing policies will be included in connection with any future impositions of new export controls or economic sanctions. Additionally, even if the relevant enforcement agencies do adopt favorable exceptions or licensing policies for medical device exports, those exceptions or policies might not be broad enough to permit our continued exports to affected countries and/or end users. Even if favorable licensing policies do exist, we might not be able to obtain required export licenses within a commercially reasonable amount of time. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Any exports or sales of our products into Russia and Belarus may be impacted by these restrictions. For instance, we are not able to ship certain spare or replacement parts into Russia and Belarus, which impacts our distributors’ ability to service our installed base in such countries as we have distributors in Russia. The military conflict in Ukraine has also led to an expansion of sanction programs imposed against Russia by the United States, Canada, the EU, the United Kingdom, Switzerland, and Japan, among others, that in relevant part, impose sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the EU, making it increasingly difficult to transfer money from Russia to other countries. In response to international sanctions, and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and imposed other economic and financial restrictions. If we are unable to receive payment from customers in Russia or transfer money outside of Russia, it could affect our ability to convert backlog from that region into revenue. The situation continues to evolve, and the United States, the EU, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and measures, as well as existing and potential further responses from Russia or other countries, could adversely affect the global economy and financial markets, as well as our business, financial condition and results of operations, which may also magnify the impact of other risks described in this “Risk Factors” section.

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

We consider the competition for the CyberKnife and TomoTherapy platforms to be existing radiation therapy systems, primarily using C‑arm linacs, which are sold by large, well‑capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies, including Varian Medical Systems, Inc., a Siemens Healthineers company (“Varian”), Elekta AB (“Elekta”), RefleXion Medical Inc., Zap Surgical Systems and United Imaging Healthcare Co., Ltd. Varian has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures.

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

We derive most of our revenue from our international operations, and we plan to continue expanding our business in international markets in the future. In addition, we have employees engaged in R&D, manufacturing, administration, support and sales and marketing activities outside the United States.

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

●

effective compliance with privacy, data protection and information security laws, such as the U.S. Department of Justice Data Security Program (“DSP”) rules, European Union (“EU”) General Data Protection Regulation (the “GDPR”) and new regulations in China;

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

Our operating results are subject to volatility due to fluctuations in foreign currency exchange rates. Currently, a portion of our sales are denominated in U.S. Dollars. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could require us to reduce our sales price or make our products less competitive in international markets. Foreign exchange has previously been and could in the future be a significant headwind if the U.S. Dollar strengthens, which could affect our results of operations and could cause potential delays in orders and we may see our sales and margins outside of the U.S. decline as we may not be able to raise local prices to fully offset any strengthening of the U.S. Dollar. Also, if our international sales continue to increase, we may enter into a greater number of transactions denominated in non-U.S. Dollars, which would expose us to foreign currency risks, including changes in currency exchange rates. If we are unable to address these risks and challenges effectively, our international operations may not be successful and our business would be materially harmed.

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

Our manufacturing processes and the manufacturing processes of our third‑party suppliers are required to comply with the FDA’s Quality Management System Regulations (“QMSR”) for any products imported into, or sold within, the U.S. The QMSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production process and controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state licensing and other requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with International Organization for Standardization (“ISO”), quality system standards in order to produce products for sale in Europe and Canada, as well as various other foreign laws and regulations. Because our manufacturing processes include the production of diagnostic and therapeutic X‑ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QMSR and the electronic product radiation control provisions through periodic inspections, some of which may be unannounced. We have been and anticipate in the future being subject to such inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue Inspectional Observations on Form FDA 483, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters.

If a manufacturer does not adequately address the observations, the FDA may take enforcement action against the manufacturer, including the imposition of fines, restriction of the ability to export product, total shutdown of production facilities and criminal prosecution. If we or a third‑party supplier receive a Form FDA 483 with material or major observations that are not promptly corrected, fail to pass a QMSR inspection, or fail to comply with these, ISO and other applicable regulatory requirements, our operations could be disrupted and our ability to generate sales could be delayed. Our failure to take prompt and satisfactory corrective action in response to an adverse inspection or our failure to comply with applicable standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer. In addition, because some foreign regulatory approvals are based on approvals or clearances from the FDA, any failure to comply with FDA requirements may also disrupt our sales of products in other countries. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we or our third‑party suppliers have in all instances fully complied with all applicable requirements. If any of these events occur, our reputation could be harmed, we could lose customers and there could be a material adverse effect on our business, financial condition and results of operations.

If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties who possess sufficient manufacturing facilities and capabilities in compliance with regulatory requirements. Even if we could outsource needed production or enter into licensing or other third‑party arrangements, this could reduce our gross margin and expose us to the risks inherent in relying on others. We also cannot assure you that our suppliers will deliver an adequate supply of required components on a timely basis or that they will adequately comply with the QMSR. Failure to obtain these components on a timely basis would disrupt our manufacturing processes and increase our costs, which would harm our operating results.

If we are unable to develop new products or enhance existing products to meet our customers’ needs and compete favorably in the market, we may be unable to attract or retain customers.

Our success depends on the successful development, regulatory clearance or approval, introduction and commercialization of new generations of products, treatment systems, and enhancements to and/or simplification of existing products that will meet our customers’ needs, provide novel features and compete favorably in the market. The CyberKnife and TomoTherapy platforms, which are currently our principal products, are technologically complex and must keep pace with, among other things, the products of our competitors and new technologies. We are making significant investments in long‑term growth initiatives. Such initiatives require significant capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products or make them less desirable or even obsolete. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of new products or enhancements. Our inability to develop, gain regulatory approval for or supply competitive products to the market as quickly and effectively as our competitors could limit market acceptance of our products and reduce our sales.

In addition, we depend on one of our customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from our major customer could have a material adverse effect on our revenue and operating results. The JV represented approximately 16% and 15% of our total net revenue during the three months ended September 30, 2026 and 2025, respectively. In the future, our major customer may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns.

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

We cannot be sure that we will be able to successfully develop, obtain regulatory approval or clearance for, manufacture or introduce new products, treatment systems or enhancements, the roll‑out of which involves compliance with complex quality assurance processes, including QMSR. Failure to obtain regulatory approval or clearance for our products or to complete these processes in a timely and efficient manner could result in delays that could affect our ability to attract and retain customers, or could cause customers to delay or cancel orders, causing our backlog, revenues and operating results to suffer.

If we do not successfully implement our Transformation Plan, our business may be significantly harmed.

In fiscal year 2026, we announced a comprehensive strategic, operational, and organizational transformation plan (the “Transformation Plan”). The organizational realignment element of the plan focuses on four major areas: streamlining our commercial structure, centralizing and globalizing core functions, elevating the global heads of service and product development to report directly to the CEO, and optimizing our workforce and footprint. In parallel, we are also outsourcing selected non-core activities, rationalizing facilities, implementing programs to improve direct and indirect spend efficiency, and reallocating engineering resources to focus on high ROI programs and integration of third-party solutions. If we do not successfully implement the Transformation Plan, we may not achieve the goals for the Transformation Plan, which are to increase operating margins, enhance organizational responsiveness and agility, and position us for sustainable, profitable growth.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past, which have been reported to the FDA. For example, we initiated a voluntary recall on CyberKnife in May 2026 related to collimator retention during exchange. We will continue to monitor and voluntarily correct product issues in accordance with applicable regulatory requirements. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Our reliance on single‑source suppliers for critical components of the CyberKnife and TomoTherapy platforms could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy platforms, including, with respect to the CyberKnife platform, the robot, couch and magnetron and, with respect to the TomoTherapy platforms, the couch, solid state modulator and magnetron. Global supply chain disruptions in parts of our supply chain have occurred and could occur again in the future, causing delays in the receipt of certain component parts for our products and increased pricing pressure for such parts, including with respect to parts purchased from our single-source suppliers, adversely affecting our gross margins and increasing the risk that these supply chain disruptions could materially affect our ability to meet customer demand.

Disruptions caused by ongoing or future global conflicts, including those resulting from conflicts affecting or in close proximity to countries and regions in the Middle East, may result in extended lead times, delays in supplier deliveries, and increasing freight costs. The risk of supply disruptions caused by these factors may further result in delays in the delivery of our products. Furthermore, as a result of the effects of the macroeconomic conditions, including inflation, and supply chain challenges, some of our suppliers have limited or reduced the sale of such components to us or increased the cost of such components to us. If these conditions worsen, or if these suppliers were to experience financial difficulties, additional supply chain or other problems that prevent them from supplying us with the necessary components, we could fail to meet product demand, which could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components, including as a result of global shortages in important components, have resulted in, and will continue to cause, inflationary pressure on our supply chain and a significant increase in the costs of these components, which have materially affected and could continue to adversely affect our results of operations. In addition, we expect inflation and the ongoing supply chain challenges and logistics costs to impact our cash from operations through at least fiscal year 2027. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. Difficulties in obtaining a sufficient supply of component materials could increase as well as the costs associated with such components, and we expect such difficulties to persist through at least fiscal year 2027. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

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

Failures of components also affect the reliability and performance of our products, can reduce customer confidence in our products, increase service parts consumption, and may adversely affect our financial performance. From time to time, we may receive components that do not perform according to their specifications, which could result in the inability of such customer to utilize our systems in their practices until such components are replaced. Any future difficulty in obtaining reliable component parts could result in increased customer dissatisfaction and adversely affect our reputation, our ability to protect and retain our installed base of customers and results of operations.

We depend on key employees, the loss of whom would adversely affect our business. If we fail to attract and retain employees with the expertise required for our business, we may be unable to continue to grow our business.

We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Changes to management or other key personnel, including recent turnover in our leadership and senior management team, could have an adverse effect on our business. Our future success is substantially dependent upon the performance, contributions and expertise of our executive leadership, senior management team, and other key personnel as well as our ability to retain such employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions, and we face significant competition for key personnel and other employees, from other medical equipment and software manufacturers, technology companies, universities and research institutions. Fluctuations in labor availability globally, including labor shortages and staff burnout and attrition, may also impact our ability to hire and retain personnel critical to our manufacturing, logistics, and commercial operations. In addition, no payments were made under the company bonus plan in fiscal year 2026. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. We have experienced, and may continue to experience, turnover in our senior executives and other key personnel. If we are unable to continue to successfully navigate this transition, we may be unable to achieve our strategic priorities. Moreover, we have from time to time conducted reductions in force in order to optimize our organizational structure and reduce costs, some of which were substantial, and certain senior personnel have also departed for various reasons. At the same time, we may face high turnover among employees that are critical to our ongoing operations, requiring us to expend time and resources, including financial resources, to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain key personnel and other employees, we may be unable to continue to grow our business successfully.

Disruption of critical information technology systems, infrastructure and data or cyberattacks or other security breaches or incidents could harm our business and financial condition.

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss, unavailability of or damage to data and intellectual property through a cyberattack (including ransomware and other attacks) or other security breaches or incidents. While management is committed to identifying cybersecurity risks and working to address them through oversight of data security by our Chief Information Security Officer and implementation of various technical safeguards, procedural requirements and policies, regardless of the resources we allocate and the effectiveness with which we manage them, we face a risk of cyberattacks and other security breaches and incidents. Any cyberattacks or other security breaches or incidents we suffer could expose us to a risk of lost, unavailable, or corrupted information, unauthorized disclosure or other processing of information, claims, litigation and possible liability to employees, customers and others, and investigations and proceedings by regulatory authorities. Cyberattacks and other means of creating security breaches and incidents or disruptions continue to increase in frequency, sophistication, and intensity and are becoming increasingly difficult to detect on a timely basis or otherwise, especially as they relate to attacks on third-party providers or their vendors. Such attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Techniques used to compromise or sabotage systems, including the use of advanced technologies, such as machine learning or artificial intelligence (“AI”) change frequently, may originate from less regulated and remote areas of the world, may be difficult to detect, and generally are not recognized until after they are launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures. Additionally, cyberattack activity may be heightened in connection with international conflicts and geopolitical tensions. Further, advanced technologies such as AI technologies that efficiently identify and exploit security vulnerabilities are being leveraged in manners that may increase the likelihood of security incidents and the impacts of security incidents that occur. In addition to potential exposure to cyberattacks, security incidents, or other actions that may compromise the security of or interfere with the function of our products, defects or vulnerabilities in the software or systems of our third-party vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, results of operations, or cash flows and may also harm our reputation, brand, and customer relationships.

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

There can be no assurance that any efforts we make to prevent privacy or security breaches or incidents have been or will be able to prevent breakdowns or breaches or incidents in our systems or those of our third-party service providers that could adversely affect our business. In addition, privacy and security breaches and incidents arising from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized persons or to the public and may compromise our security systems. Third parties may also attempt to fraudulently induce employees or customers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received in the past and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. We may also face increased cybersecurity risks due to our reliance on internet technology and many of our employees working remotely at least part of the time, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition, adversaries might attempt to gain unauthorized access to our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties, which, if successful, could pose a risk of loss, unavailability, or corruption of, or unauthorized access to or acquisition of, data, risk to patient safety and risk of product recall. The techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, and we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Third-party service providers store and otherwise process certain personal data and other confidential or proprietary information of ourselves and third parties on our behalf, and these service providers face similar risks. In addition, our employees, third-party service providers, strategic partners, or other contractors or consultants may input personal or confidential information, or other business data of ours, into an AI system (in particular, a system that is managed, owned, or controlled by a third-party), which may disrupt and otherwise compromise our business operations, divert the attention of management and key information technology resources, potentially lead to security breaches or incidents or other unauthorized access to, or other use or processing of, personal information, our confidential information or other business data. Moreover, we manufacture and sell hardware and software products that allow our customers to store confidential information about their patients. Both types of products are often connected to and reside within our customers’ information technology infrastructures. We do not manage or control our customers’ information technology environments, networks, endpoint security systems, or information stored within their systems, which remain the responsibility of our customers. Our ability to remediate vulnerabilities in products deployed at customer sites might also be affected by customer-controlled technology environments, the availability and adoption of product upgrades, and the time and operational disruption required to implement updates. Our customers are also continually updating their cybersecurity standards for the products that they purchase. While we have implemented security measures designed to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not meet the standards set by our customers or be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and may not be recognized until launched against a target. A network security or systems security breach or incident suffered by ourselves or our third-party service providers or other events that cause the loss or unauthorized use or disclosure of, or access by third parties to, sensitive information stored by us or our customers could result in loss, unavailability, or unauthorized acquisition, modification, or other processing of data, and any such events, or the perception that these events have occurred or that our security measures for our products are lacking, could have serious negative consequences for our business, including indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our customers to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could have an adverse effect on our business, financial condition, and operating results.

Frequently changing attack techniques, together with the increasing volume and sophistication of attacks, could adversely affect our ability to identify, investigate, contain and recover from cybersecurity incidents. Attackers increasingly use tools and techniques designed to circumvent controls, identify and exploit vulnerabilities, avoid detection, and remove or obscure forensic evidence, including through evolving AI technologies. These developments may increase both the likelihood and potential impact of successful attacks and could result in reputational, competitive, operational or other business harm, as well as financial costs, claims, litigation and regulatory action.

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

Further, the U.S. government has undertaken an evaluation of national security concerns and other risks relating to the transfer of personally identifiable information from the United States to countries of concern, including China and Russia. In 2019, an executive order citing national security risks in the telecommunications sector served to block U.S. companies from buying certain information and communications technology or services sourced from foreign adversary countries such as China or Russia when the Commerce Department deems such products or services as posing undue or unacceptable risks to U.S. national security. On June 9, 2021, U.S. President Biden signed an executive order instituting a framework for determining national security risks of transactions that involve applications connected to governments or militaries of certain foreign adversaries or that collect sensitive personal data from U.S. consumers. On February 28, 2024, U.S. President Biden issued an executive order to build upon those previous orders by restricting access to bulk sensitive personal data and U.S. government-related data by countries of concern. The Department of Justice (DOJ) used authority under those executive orders to issue Data Security Program rules that took effect in April 2025 and prohibit or restrict the sharing of bulk U.S. sensitive personal data with recipients who are located in or affiliated with countries of concern, which are defined to include China and Russia. If our operations, including those involving the processing of U.S.-collected data such as medical imagery, through the JV in China, cause us to become subject to executive orders, sanctions, or other measures that ban or otherwise restrict transfer of data to the JV in China, it may increase costs as we seek operational and data processing alternatives.

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

The California Privacy Rights Act (“CPRA”), approved by California voters in November 2020, became effective on January 1, 2023. The CPRA, which significantly modified the CCPA, has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA, as modified by the CPRA, is prompting a wave of similar legislative developments in other states in the U.S., which could potentially create a patchwork of overlapping but different state laws. For example, Virginia, Colorado, Utah, and Connecticut all have enacted state laws that became effective in 2023; Texas, Montana, Oregon, and Florida have adopted laws that became effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey and Tennessee have adopted laws that became effective in 2025; Indiana, Kentucky, and Rhode Island have adopted laws that became effective in 2026; Alabama, Louisiana, and Oklahoma have adopted laws that will become effective in 2027; and Vermont has adopted a law that will become effective in 2028. These new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. Other states have enacted other types of privacy legislation, such as Washington’s My Health, My Data Act, which includes a private right of action. Additionally, the U.S. federal government is contemplating privacy legislation. We cannot fully predict the impact of the CCPA, CPRA, or other new or proposed legislation on our business or operations, but the restrictions imposed by these laws and regulations may require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect consumer privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

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

Likewise, because the TomoTherapy platform has been on the market since 2003, we have limited complication or patient survival rate data with respect to treatment using the systems for all clinical indications. If future patient studies or clinical experience do not support our beliefs that the TomoTherapy platform offers a more advantageous treatment for a wide variety of cancer types, use of the systems could fail to increase or could decrease, and our business would therefore be adversely affected.

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

Outsourcing may also require us to change our existing operations or adopt new processes for providing or managing such services. If there are delays or difficulties in changing business processes or our third-party vendors do not perform as expected, it may delay our ability to realize the anticipated functionality or benefits of these relationships. Terminating or transitioning, in whole or in part, arrangements with vendors could result in additional costs or penalties, risks of operational delays and interruptions, or potential errors and control issues during the termination or transition phase. If we experience an interruption or loss of access to data resulting from a malfunction, termination, transition or other disruption in outsourced services, our business and results of operations could be materially and adversely impacted.

In addition, customer service is a critical element of our sales strategy. Third-party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. Our logistics providers may terminate their relationship with us, suffer an interruption in their business, including as a result of macroeconomic factors, significantly increase fees for services or experience delays, disruptions or quality control problems in their operations, or we may have to change and qualify alternative logistics providers for our spare parts. For example, in recent years, we have experienced delays in shipment of parts to customers as well as increased freight and logistics expenses due to macroeconomic factors and these impacts could intensify. These delays and increased costs have adversely affected our gross margins and net income (loss) and we currently expect such delays and increased costs to continue through at least fiscal year 2027. If this continues for longer than we expect or if any of the above occurs, our customers may experience further delays and higher costs and our reputation, business, financial condition and results of operations, including our ability to recognize revenue, may be adversely affected.

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

The medical device industry is characterized by a substantial amount of litigation over patent and other intellectual property rights. In particular, the field of radiation treatment of cancer is well-established and crowded with the intellectual property of competitors and others. We also expect that other participants will enter the field. A number of companies in our market, as well as universities and research institutions, have issued patents and have filed patent applications that relate to the use of radiation therapy and stereotactic radiosurgery to treat cancerous and benign tumors.

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

Also, because we purchase major components and software for each of our products from third-party suppliers and manufacturers, we face the additional risk that infringement claims may be brought against us based on patents and other intellectual property rights that are embodied or contained in, or practiced by, those components (including software components) that we obtain from third parties, and any such claims against us, such as by our direct and indirect suppliers, may additionally allege that we are operating outside the scope of or violating a license or other agreement relating to their intellectual property. These third-party suppliers or manufacturers may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of contractual commitments, or they may choose not to renew their licenses with us. The loss of, or inability to obtain, certain third-party licenses or other rights, including the right to resell, or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could affect the operability or performance of our products until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products, and it may have a material adverse effect on our business, financial condition, and results of operations.

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

Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in our products. As of September 30, 2026, we owned 496 U.S. and foreign patents and 46 U.S. and foreign patent applications. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. For example, we may be unsuccessful in defending our patents and other proprietary rights against third‑party challenges. As key patents expire, our ability to prevent competitors from copying our technology may be limited. In addition, patent reform legislation or precedent could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

Under our revenue recognition policy, we recognize revenue attributable to a CyberKnife or TomoTherapy platform and related upgrades when control of a platform or upgrade is transferred, which generally happens when a system or upgrade is shipped, while an element of installation is deferred until performed. Events beyond our control may delay shipment or installation and the satisfaction of contingencies required to receive cash inflows and recognition of revenue associated with shipment or installation. Such events may include a delay in the construction at the customer site or customer delay in obtaining receipt of regulatory approvals such as certificates of need. In addition, disruption in operations of certain customers caused by macroeconomic factors have resulted in delays in construction, shipment or installation and some have failed to timely pay their obligations when due. For example, reduced budgets and lower capital deployment priority for radiotherapy equipment, along with longer customer installation timelines, in the United States have negatively impacted our net revenue since fiscal year 2024, and we expect this will continue to affect us. If the events which are beyond our control delay the customer from obtaining funding or financing of the entire transaction, we may not be able to recognize revenue for the sale of the entire system because the collectability of contract consideration is not reasonably assured.

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

We have strategic relationships with a number of key distributors for sales and service of our products in certain foreign countries, including the JV in China and other third-party distributors in other regions, including Europe, Russia, the Middle East, Africa, the Asia Pacific region, and Latin America. Many of the countries in these regions are not highly developed at this time and therefore, sales opportunities may be limited. We cannot control the efforts and resources our third-party distributors will devote to marketing the CyberKnife or TomoTherapy platforms. Our distributors may not be able to successfully market and sell the CyberKnife or TomoTherapy platforms, may not devote sufficient time and resources to support the marketing and selling efforts and may not market the CyberKnife or TomoTherapy platform at prices that will permit the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process and oversee their activities such that they are in compliance with all laws that govern their activities, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), and we are dependent on their ability to do so effectively. If a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to seek appropriate regulatory approvals and to train its personnel to market the CyberKnife or TomoTherapy platforms, and our ability to sell and service the CyberKnife or TomoTherapy platforms in the region formerly serviced by such terminated distributor could be materially and adversely affected. Any of our distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. If any of these distributor relationships end and are not replaced, our revenues from product sales or the ability to service our products in the territories serviced by these distributors could be adversely affected. Any of these factors could materially and adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation. If we are unable to attract additional international distributors, our international revenue may not grow. If our distributors experience difficulties, do not comply with regulatory or legal requirements that results in fines or penalties, do not actively market the CyberKnife or TomoTherapy platforms or do not otherwise perform under our distribution agreements, our potential for revenue from international markets may be dramatically reduced, and our business could be harmed.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of September 30, 2026, customer contracts with extended payment terms of more than one year amounted to approximately 5% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

We have identified material weaknesses in our system of internal controls as of June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026, of which one material weakness remained unremediated as of June 30, 2026. Although the remaining material weakness was remediated as of September 30, 2026, if we fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be adversely impacted. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal, or unauthorized transactions. If we cannot maintain effective controls and provide timely and reliable financial reports, our business and operating results could be harmed. As more fully disclosed in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 and Part I, Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q, the Company concluded that as of June 30, 2025, September 30, 2025, December 31, 2025, March 31, 2026, and June 30, 2026, its internal control over financial reporting was not effective as a result of two material weaknesses, including one material weakness that had not been remediated as of June 30, 2026. The material weaknesses related to the review of the footnote schedules supporting financial statement disclosures and inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under GAAP principally resulting from incorrect assessment during the initial adoption of ASC 606. The material weaknesses resulted in misstatements related to the disclosure of remaining performance obligations included in Note 2, Revenue of the Company’s financial statements, which resulted in the restatement of our financial statements for the year ended June 30, 2025, and the three-months ended September 30, 2024, December 31, 2024, March 31, 2025, and September 30, 2025. In addition, based on these material weaknesses, management evaluated the effectiveness of internal control over financial reporting and concluded that as of June 30, 2025, September 30, 2025, December 31, 2025, March 31, 2026, and June 30, 2026, the Company had not maintained effective internal control over financial reporting. As of September 30, 2026, we concluded that the remaining material weakness had been remediated.

Although we have remediated the material weakness, we cannot assure you that additional material weaknesses will not be identified in the future. Additionally, we previously identified material weaknesses in our system of internal controls as of June 30, 2024, which were remediated as of March 31, 2025. In the future, we may not be successful in promptly remediating the material weaknesses identified by management or be able to identify and remediate additional control deficiencies, including material weaknesses and even if successful, remediation efforts can be time consuming and costly. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to  prevent or avoid potential future material weaknesses. Our management may also be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses or other deficiencies in internal control over financial reporting. Additionally, any disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of any acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks) could adversely impact the effectiveness of our internal control over financial reporting as well as affect our ability to manufacture products, process orders, deliver products, provide customer support, fulfill contractual obligations, track inventories, or otherwise operate our business, in particular as a result of our limited experience implementing such systems and the complex nature of the system itself. Any failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, including due to the discovery or occurrence of any additional material weaknesses in our internal control over financial reporting in the future, could adversely affect our ability to prepare financial statements within required time periods and record, process and report financial information accurately, which could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, negatively impact the price of our common stock, limit our liquidity and access to capital markets, adversely affect our business, harm our reputation or subject us to litigation or investigations requiring management resources and payment of legal and other expenses.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, which could be difficult or impossible depending on the state of economic and capital markets environments at the time, as well as the state of our business, operating results and financial condition. For example, any sustained disruption in the capital markets from the global economic environment could negatively impact our ability to raise capital. Our ability to raise additional capital or access capital can be affected by macroeconomic events which affect the economy and the financial and banking sectors in particular. Failures at banks and other financial institutions, or issues in the broader U.S. financial system, including uncertainty related to the debt ceiling, increased interest rates, and lack of availability of credit, may have an impact on the broader capital markets and, in turn, our ability to access those markets. In addition, the tightening of the credit markets and lending standards could make it more difficult to raise capital through either debt or equity offerings on commercially reasonable terms or at all. Also, our debt levels may impair our ability to obtain additional financing in the future. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. In particular, the Warrants that we issued to the lenders in connection with the Credit Facilities contain anti-dilution provisions, among other things, including price protection anti-dilution protection in the event that we sell stock at a price below $1.00 per share in the case of the Penny Warrants, $1.25 per share in the case of the June 2025 Premium Warrants, $0.93 per share in case of the December 2025 Premium Warrants and the May 2026 Premium Warrants, and $1.12 per share in case of the Super Premium Warrants. We cannot assure that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

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

Further declines in our stock price and market capitalization, or other adverse developments, could result in an additional goodwill impairment charge that would adversely affect our results of operations.

As of September 30, 2026, we had goodwill of $22.5 million, representing approximately 6% of our total assets, following a non-cash goodwill impairment charge of $35.4 million recognized during the three months ended September 30, 2026. A further sustained decline in our stock price or market capitalization, or a further increase in the carrying amount of our reporting unit, could result in additional impairment charges. This could occur even if the decline is driven by factors unrelated to our operating performance, such as general market volatility or investor sentiment toward the medical technology sector. An impairment could also result from a failure to achieve our projected revenue, margins or cash flows, an increase in discount rates, or adverse developments affecting our business. Any impairment charge would be non-cash, but it could be material to our results of operations in the period recognized. For more information, see Note 3, Supplemental Financial Information to the condensed consolidated financial statements included in this Quarterly Report and Note 1, The Company and its Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

We may not be able to fully utilize certain tax loss carryforwards, which could result in expiration of our tax loss carryforwards or liability for cash income taxes.

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

Federal net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account). It is uncertain if and to what extent various states will conform to these limitations. In addition, utilization of our net operating loss and credit carryforwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code (“IRC”) and similar state provisions to us. Changes in our stock ownership, including changes arising in connection with the transactions related to the Financing Agreement or the amendments thereof, issuance of common stock upon the exercise of warrants issued by us, the transactions contemplated by the Securities Purchase Agreement, including the issuance of the Series A Convertible Preferred Stock upon closing, or future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the IRC. In addition, the use of our net operating losses and other tax attributes may be subject to other limitations under applicable law. If we recognize income as a result of the transactions contemplated by the Securities Purchase Agreement, and we are not able to use net operating losses and other tax attributes to offset any such income, we may be required to pay cash taxes on any such income realized, which would adversely impact our cash flows and operating results.

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

The application of tax laws of various foreign jurisdictions and within the United States is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements including our transfer pricing or determine that the manner in which we operate our business does not achieve the intended tax consequences. The application of tax laws can also be subject to conflicting interpretations by tax authorities in the various jurisdictions we operate. It is not uncommon for taxing authorities in different countries to have conflicting views, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes. Further, tax laws are subject to change, which could adversely impact our tax rate. A number of countries, as well as organizations such as the Organization for Economic Cooperation and Development (“OECD”), support the 15% global minimum tax initiative (“Pillar Two”), and have adopted or intend to adopt laws to implement this initiative. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts U.S.-parented multinational entities from some of the Pillar Two rules (including the fifteen percent global minimum tax) for fiscal years beginning on or after January 1, 2026. Many countries and organizations are also actively considering changes to existing tax laws or have proposed or enacted new laws, such as the OBBB Act, that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business, which could materially impact our results of operations.

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

The CyberKnife and TomoTherapy platforms, including the Radixact System, as well as the Precision Treatment Planning software are medical devices that are subject to extensive regulation in the United States by local, state and the federal government, including the FDA. The iDMS Data Management System connects these systems and may be regulated as a medical device in some markets. The FDA most recently cleared Surface Guided Radiation Therapy (SGRT) on Radixact System under K223159 on June 23, 2023. ClearRTTM for onboard kVCT imaging was previously cleared on the Radixact System under K202412 on December 18, 2020. The FDA regulates virtually all aspects of a medical device design, development, testing, manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use or indication or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive, lengthy and unpredictable. The FDA’s 510(k) clearance process generally takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Additionally, outside of the United States, our products are subject to clearances and approvals by foreign governmental agencies similar to the FDA. In order to market our products internationally, we must obtain licenses or approvals from these governmental agencies, which could include local requirements, safety standards, testing or certifications, and can be time consuming, burdensome and uncertain. Despite the time, effort and cost, there can be no assurance that a particular device or a modification of a device will be approved or cleared by the FDA or any foreign governmental agency in a timely fashion, if at all. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products, and how those products can be promoted.

Medical devices may only be marketed for the indications for which they are approved or cleared. The FDA and other foreign governments also may change their policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of our device, or could impact our ability to market our currently approved or cleared device. We are also subject to medical device reporting regulations, which require us to report to the FDA and other international governmental agencies if our products cause or contribute to a death or a serious injury, or malfunction in a way that would likely cause or contribute to a death or a serious injury. We also are subject to the QMSR in the U.S. and ISO 13485 certification in many international markets, compliance with which is necessary to receive FDA and other international clearances or approvals to market new products and is necessary for us to be able to continue to market a cleared or approved product in the United States or globally. After a product is placed in the market, we are also subject to regulations by the FDA and Federal Trade Commission related to the advertising and promotion of our products to ensure our claims are consistent with our regulatory clearances, that there is scientific data to substantiate our claims and that our advertising is not false or misleading. Our products are also subject to state regulations and various worldwide laws and regulations.

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

The continued listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) require us to satisfy minimum financial and other requirements including, without limitation, a requirement that the closing bid price of our common stock be at least $1.00 per share. On February 2, 2026, we received a letter from Nasdaq indicating that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to the deadline. While we did not achieve compliance with the Minimum Bid Requirement within 180 calendar days, we were eligible for an additional 180 calendar days (the “Second Compliance Period”) to regain compliance pursuant to Nasdaq Listing Rule 5810-(c)(3)(A) by transferring to The Nasdaq Capital Market. To qualify for the Second Compliance Period, we submitted a transfer application and paid an application fee. Our common stock was transferred to The Nasdaq Capital Market effective as of the opening of business on August 6, 2026, and continues to trade under the symbol “ARAY”. To qualify, we were required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Requirement, and we provided written notice of our intention to cure the minimum bid price deficiency during the Second Compliance Period. On October 6, 2026, our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split of our common stock at a ratio ranging from any whole number between 1-for-15 and 1-for-40, to be determined by our board of directors in its discretion, at any time within one year of the date of the special meeting in order to allow us to regain compliance with Nasdaq’s minimum bid price requirement through a reverse stock split; however, there can be no assurance that a reverse stock split, if effected, would result in a sustained increase in the market price of our common stock or enable us to maintain compliance with Nasdaq’s continued listing standards.

If we fail to regain compliance with the Minimum Bid Requirement, or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our shares of common stock. There can be no assurance that we will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements. If our common stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as those operated by the OTC Markets Group Inc. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, reduced liquidity and marketability of our common stock, and reduced ability to access capital on favorable terms or at all, any of which could materially adversely affect our stockholders and cause the price of our common stock to further decline.

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

The exercise of outstanding warrants for our common stock and the conversion of the Series A Convertible Preferred Stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

The exercise of outstanding warrants to acquire our common stock and the conversion of the Series A Convertible Preferred Stock will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. As of September 30, 2026, there were (i) 17,180,710 shares of our common stock issuable upon exercise of the June 2025 Premium Warrants, (ii) 6,247,531 shares of our common stock issuable upon exercise of the June 2025 Penny Warrants, (iii) 3,062,726 shares of common stock issuable upon exercise of the December 2025 Super Premium Warrants, (iv) 2,187,661 shares of common stock issuable upon exercise of the December 2025 Premium Warrants, (v) 1,750,129 shares of common stock issuable upon exercise of December 2025 Penny Warrants, (vi) 2,135,721 shares of our common stock issuable upon exercise of the May 2026 Premium Warrants, (vii) 1,708,577 shares of our common stock issuable upon exercise of the May 2026 Penny Warrants, (viii) 2,990,010 shares of our common stock issuable upon exercise of the May 2026 Super Premium Warrants and (ix) 15,253,473 shares of our common stock issuable upon exercise of the July 2026 Penny Warrants. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares. In addition, the perceived risk of dilution as a result of the number of outstanding Warrants may cause our stockholders to be more inclined to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our common stock price could encourage investors to engage in short sales of our common stock, which could further contribute to price declines in our common stock. The fact that our warrant holders can sell substantial amounts of our common stock in the public market could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

In addition, the Warrants have certain anti-dilution protection provisions, including price protection anti-dilution protection in the event that we sell stock at a price below $1.00 per share in the case of the Penny Warrants, $1.25 per share in the case of the June 2025 Premium Warrants, $0.93 per share in the case of the December 2025 Premium Warrants and the May 2026 Premium Warrants, and $1.12 per share in the case of the Super Premium Warrants. Depending on the nature and price of any equity issuances by us, the number of shares of common stock issuable upon the exercise of such Warrants could be increased and that would likely make an equity financing more difficult.

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

On July 29, 2026, we entered into the Third Amendment to the Financing Agreement and the Securities Purchase Agreement with certain existing investors (collectively, the “Financing Transaction”). Among other matters, the Financing Transaction provides for, subject to certain closing conditions, the issuance of $55.0 million of Series A Convertible Preferred Stock, paid in the form of (i) $15.0 million in cash, which amount was paid on the date the parties entered into the Securities Purchase Agreement, and (ii) the conversion of $40.0 million of existing indebtedness held by existing investors under the Financing Agreement, with such existing indebtedness to be cancelled and extinguished in exchange for shares of Series A Convertible Preferred Stock issued at the closing of the Securities Purchase Agreement. In addition, the Third Amendment to the Financing Agreement, among other things, modified certain financial covenants, including minimum liquidity requirements, provided a covenant holiday through December 31, 2027 with respect to certain financial covenants, and converted the revolving credit facility to an asset-based lending structure. In addition, the Company issued 15.3 million warrants to purchase common stock (the “July 2026 Penny Warrants”). See Note 8, Debt, for additional information regarding these transactions. The Financing Transaction remains subject to certain closing conditions, including the implementation of a reverse stock split of the Company’s common stock, at a ratio ranging from any whole number between 1-for-15 and 1-for-40 (the “Reverse Stock Split”). Our stockholders approved the matters required to consummate the Financing Transaction on October 6, 2026. There can be no assurance that these conditions will be satisfied or waived, or that the Financing Transaction will be consummated on the terms currently contemplated, within the anticipated timeframe, or at all.

If the closing of the Financing Transaction is not completed or the Reverse Stock Split is not completed, the Series A Convertible Preferred Stock will not be issued, and the Securities Purchase Agreement may be terminated. If the Securities Purchase Agreement is terminated, (i) the $15.0 million cash investment will automatically be deemed to be an Obligation (as defined in the Financing Agreement) under the Financing Agreement, and (ii) we will be required to pay a fee in an amount equal to $15.0 million to TCW Asset Management Company LLC (“TCW”), as administrative agent under the Financing Agreement, to be allocated among the investors party to the Securities Purchase Agreement in accordance with the amounts funded by such investors. Such amount shall be fully earned, non-refundable, and due on such date of termination, and payable in full in cash on the earliest to occur of (A) the final maturity date under the Financing Agreement; (B) the date on which all Obligations (as defined in the Financing Agreement) that are then due and payable are indefeasibly paid in full, in cash; (C) the date on which all or any portion of the Obligations is accelerated; or (D) the date on which any of the Obligations is satisfied, released, paid, restructured, reorganized, replaced, reinstated, defeased or compromised, including through foreclosure (whether by judicial proceeding or otherwise), a deed in lieu of foreclosure, or a distribution of any kind made to TCW or the lenders in full or partial satisfaction of the Obligations.

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

If the Financing Transaction is consummated, our stockholders will experience substantial dilution as a result of any conversion of the Series A Convertible Preferred Stock or the exercise of the July 2026 Penny Warrants.

As of October 31, 2026, we had 123.3 million and 120.2 million shares of common stock issued and outstanding, respectively, and 76.6 million shares of common stock reserved for future issuance, including 15.3 million shares reserved for issuance upon exercise of all of the July 2026 Penny Warrants. In addition, the Securities Purchase Agreement obligates us to reserve and keep available at least 100% of the maximum number of shares of common stock issuable upon conversion of all the Series A Convertible Preferred Stock then outstanding, which is currently 110,000,000 shares (which will be adjusted if the reverse stock split is effected). Consummation of the Financing Transaction and exercise of some or all of the July 2026 Penny Warrants will result in significant dilution of stockholders’ ownership and voting interests in the Company.

TCW Asset Management Company LLC and its affiliates will have significant influence over us following the conversion of the Series A Convertible Preferred Stock and the exercise of the July 2026 Penny Warrants, if any, and their interests may conflict with those of our other stockholders in the future.

TCW and its affiliates currently have the largest ownership position in the Company, which position will increase upon any conversion of the Series A Convertible Preferred Stock and any exercise of the July 2026 Penny Warrants. So long as they hold a significant amount of our voting power, TCW and its affiliates will have significant influence over the outcome of all matters requiring stockholder approval, including the election and removal of our directors, and thereby over our corporate and management policies. In addition, TCW and its affiliates may vote their shares in a manner that, in their judgment, could enhance their investment, but which may conflict with our interests or those of our other stockholders. This concentration of ownership may also delay or deter possible changes in control of the Company or deprive our other stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of the Company, which may ultimately affect the market price of our common stock. Further, under the terms of the Securities Purchase Agreement, TCW has the right to designate up to two preferred directors (the “Preferred Directors”) as members of the board of directors. TCW has initially designated Chan W. Galbato and Steven F. Mayer, both of whom are currently serving as members of the board of directors, to serve as the Preferred Directors. As a result, TCW may exercise significant influence over the composition of our board of directors and may have the ability to influence the outcome of certain matters affecting our business, governance and capitalization. We cannot predict how TCW and its affiliates will exercise their influence over the Company, and their interests may differ from, or conflict with, the interests of our other stockholders. This concentration of ownership and control may also have the effect of delaying, deterring or preventing a change in control of the Company or other transaction that might otherwise be beneficial to our other stockholders, and could adversely affect the market price of our common stock.

General Risks

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At September 30, 2026, we had $42.3 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Unexpected events beyond our control, including as a result of responses to epidemics or pandemics; fires or explosions; natural disasters, such as hurricanes, floods, tornadoes and earthquakes; war or terrorist activities (including the conflicts in Russia-Ukraine, Iran, the Middle East and Southwest Asia); unplanned outages; supply disruptions; and failures of equipment or systems, including telecommunications systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacturing and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our business, financial condition and results of operations.

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

In addition, risks associated with climate change are subject to increasing societal, regulatory and political focus in the U.S. and globally. While the effects of climate change in the near- and long-term are difficult to predict, shifts in weather patterns caused by climate change are expected to increase the frequency, severity, or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures, or flooding, which could cause more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities, and other customers, reduced workforce availability, increased costs of raw materials and components, increased liabilities, and decreased revenues than what we have experienced in the past from such events. In addition, increased public concern over climate change has and could result in new legal or regulatory requirements designed to mitigate the effects of climate change, including regulating greenhouse gas emissions, alternative energy policies, and sustainability initiatives. Further, Environmental, Social and Governance (“ESG”)-related laws continue to evolve in scope and complexity, including proposed, issued and implemented legislation and rulemakings in the EU and the State of California that would require companies to assess and/or disclose climate metrics, risks, opportunities, policies and practices. These initiatives are not always consistent and could result in the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations, which could result in increased compliance burden and costs to meet such regulatory obligations and could also impact how we source raw materials from suppliers, our manufacturing operations, and how we distribute our products. There have also been changing expectations from the market and other stakeholders with respect to ESG practices. Opinions, perspectives and expectations on ESG matters may differ among our stakeholders and may evolve over time. We have been and may continue to be subject to conflicting expectations and views on various matters, and legal requirements and interpretations may change. Any such developments could have a significant effect on our operating and financial decisions, including those involving capital expenditures to comply with new regulatory requirements or stakeholder expectations, which could harm our business, financial condition and results of operations. If we fail to comply with certain ESG-related laws, our products become non-compliant with such laws, or we fail to meet the expectations of our stakeholders on ESG-related matters, it could result in a loss of market access or a decline in our success in competitive bidding or public tender processes, and we could incur costs or face other sanctions, such as restrictions on our products entering certain jurisdictions, fines, and/or civil or criminal sanctions.

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

None, other than as previously reported in our Current Report on Form 8-K filed on July 29, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.1	Form of Warrant	8-K	001-33301	4.1	7/29/2026

10.1†	Amendment No. 3 to Financing Agreement, dated July 29, 2026, by and among Accuray Incorporated, the guarantors listed thereto, the lenders listed thereto, TCW Asset Management Company LLC, as collateral agent and administrative agent, and Wingspire Capital LLC, as servicing agent.	8-K	001-33301	10.2	7/29/2026

10.2	Securities Purchase Agreement, dated July 29, 2026, by and between Accuray Incorporated and the Investors.	8-K	001-33301	10.1	7/29/2026

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

 † Certain portions of this exhibit have been omitted because they are both not material and the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURAY INCORPORATED

Date: November 6, 2026
	By:	/s/ STEPHEN LA NEVE
Stephen La Neve
Chief Executive Officer

	By:	/s/ ALI PERVAIZ
Ali Pervaiz
Senior Vice President & Chief Financial Officer (Principal Financial Officer)